Form 10-Q
period 2010-06-30
Molycorp, Inc.
filed 2010-09-07
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34827
Molycorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2301797 (I.R.S. Employer Identification No.)

5619 Denver Tech Center Parkway, Suite 1000
Greenwood Village, Colorado (Address of principal executive offices)	80111 (Zip Code)
(303) 843-8040
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of September 2, 2010, the registrant had 82,253,700 shares of common stock, par value $0.001 per share, outstanding.

MOLYCORP, INC.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,232	$6,929
Trade accounts receivable	777	1,221
Inventory	9,884	8,545
Prepaid expenses and other	2,819	1,825

Total current assets	18,712	18,520

Non-current assets:
Property, plant and equipment, net	$69,802	$66,352
Inventory	10,201	12,090
Intangible asset, net	671	704

Total non-current assets	80,674	79,146

Total assets	$99,386	$97,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,923	$2,886
Accrued expenses	3,527	5,963
Short-term borrowing — related party	5,008	—
Class B stockholder obligation	15,133	—
Current portion of asset retirement obligation	543	693

Total current liabilities	29,134	9,542

Non-current liabilities:
Asset retirement obligation	$11,294	$13,509
Other non-current liabilities	83	—

Total non-current liabilities	11,377	13,509

Total liabilities	$40,511	$23,051

Stockholders’ equity:
Common stock, $0.001 par value; 414,000,000 shares authorized at June 30, 2010; 0 shares outstanding at each of June 30, 2010 and December 31, 2009	—	—
Class A common stock, $0.001 par value; 60,000,000 shares authorized at June 30, 2010; 50,112,580 and 44,308,804 shares outstanding at June 30, 2010 and December 31, 2009, respectively	50	44
Class B common stock, $0.001 par value; 4,000,000 shares authorized at June 30, 2010; 0 shares outstanding at each of June 30, 2010 and December 31, 2009 - see footnote 4 (j)	—	—
Additional paid-in capital	132,526	117,232
Deficit accumulated during the development stage	(73,701)	(42,661)

Total stockholders’ equity	58,875	74,615

Total liabilities and stockholders’ equity	$99,386	$97,666

See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

					Total from
	Three Months Ended		Six Months Ended		June 12, 2008
	June 30,		June 30,		(Inception) Through
	2010	2009	2010	2009	June 30, 2010
Net sales	$1,845	$1,230	$4,766	$2,929	$13,996
Operating costs and expenses:
Cost of goods sold	(5,517)	(4,897)	(11,370)	(9,624)	(46,182)
Selling, general and administrative	(4,254)	(2,869)	(8,734)	(5,191)	(24,156)
Stock-based compensation	(15,133)	(242)	(15,133)	(242)	(15,375)
Depreciation and amortization	(61)	(42)	(156)	(63)	(366)
Accretion expense	(216)	(251)	(479)	(503)	(1,735)

Operating loss	(23,336)	(7,071)	(31,106)	(12,694)	(73,818)

Other income (expense):
Other income	45	83	66	105	301
Interest income (expense)	—	—	—	—	(184)

Net loss	$(23,291)	$(6,988)	$(31,040)	$(12,589)	$(73,701)

Weighted average shares outstanding (Class A shares)	48,905,827	38,234,354	48,165,914	38,234,354	40,972,647
Loss per share of Class A common stock:
Basic	$(0.48)	$(0.18)	$(0.64)	$(0.33)	$(1.80)

Diluted	$(0.48)	$(0.18)	$(0.64)	$(0.33)	$(1.80)

See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

								Deficit
								Accumulated
							Additional	During the	Total
	Class A Common Stock		Class B Common Stock (1)		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at December 31, 2009	44,308,804	$44	—	$—	—	$—	$117,232	$(42,661)	$74,615
Issuance of shares	5,679,308	6	—	—	—	—	14,994	—	15,000
Exercise of employee options	124,468	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	—	(31,040)	(31,040)

Balance at June 30, 2010	50,112,580	$50	—	$—	—	$—	$132,526	$(73,701)	$58,875

(1)	Shares of Class B common stock do not represent an equity interest in the Company for accounting purposes. See footnote 4 (j) for additional information.
See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

			Total from
	Six Months Ended		June 12, 2008
	June 30,		(Inception) through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(31,040)	$(12,589)	$(73,701)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,408	1,904	7,240
Accretion of asset retirement obligation	479	503	1,735
Non-cash inventory write-downs	915	5,129	19,459
Non-cash share-based compensation expense	15,133	241	15,524
Loss on sale on assets	13	—	15

Changes in operating assets and liabilities:
Accounts receivable	444	446	(1,328)
Other current assets	121	305	466
Inventory	(366)	(7,570)	(17,363)
Prepaid expenses	(1,115)	293	(2,734)
Accounts payable	1,489	(607)	1,877
Asset retirement obligation	(304)	(182)	(691)
Accrued expenses	(2,931)	1,319	5,036

Net cash used in operating activities	(14,754)	(10,808)	(44,465)

Cash flows from investing activities:
Acquisition of the Mountain Pass facility	—	—	(82,150)
Proceeds from sale of investment in joint venture	—	—	9,700
Capital expenditures	(7,260)	(3,526)	(14,866)
Proceeds from sale of assets	9	—	14

Net cash used in investing activities	(7,251)	(3,526)	(87,302)

Cash flows provided by financing activities:
Capital contributions from stockholders	15,000	7,949	125,004
Proceeds from exercise of options	300	—	350
Short-term borrowings — related party	5,008	5,164	11,645

Net cash provided by financing activities	20,308	13,113	136,999
Net change in cash and cash equivalents	(1,697)	(1,221)	5,232
Cash and cash equivalents at beginning of the period	6,929	2,189	—

Cash and cash equivalents at end of period	$5,232	$968	$5,232

See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
(1) Company Background
Molycorp, Inc. (the “Company” or “Molycorp”) was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interests in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and Molycorp Minerals, LLC became subsidiaries of Molycorp, Inc. On June 15, 2010, Molycorp, LLC was merged with and into Molycorp Minerals, LLC. On July 9, 2010, Molycorp, Inc. completed a 38.23435373-for-one stock split, which has been retroactively reflected in the historical financial data for all periods presented. On August 3, 2010, Molycorp, Inc. completed its initial public offering (“IPO”) of common stock. In connection with its initial public offering, Molycorp, Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares of Molycorp common stock issued in connection with the underwriters’ option to purchase additional shares). Total net proceeds of the offering were approximately $379.2 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Immediately prior to the consummation of Molycorp, Inc.’s initial public offering, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock.
Molycorp Minerals, LLC, previously known as Rare Earth Acquisition, LLC (which was formed on June 12, 2008), acquired the Mountain Pass, California rare earth deposit and associated assets (the “Mountain Pass facility”) and assumed certain liabilities from Chevron Mining, Inc. (“Chevron”) on September 30, 2008.
The Mountain Pass facility is located in San Bernardino County, California and is the only significant developed rare earth resource in the western world. Rare earth elements (“REEs”) are a group of specialty elements with unique properties that make them critical to many existing and emerging applications including:
•	Clean-energy technologies such as hybrid and electric vehicles, wind turbines and compact florescent lighting;
•	High-technology applications including cell phones, personal digital assistant devices, digital music players, hard disk drives used in computers, computing devices, “ear bud” speakers and microphones, as well as fiber optics, lasers and optical temperature sensors;
•	Critical defense applications such as guidance and control systems, communications, global positioning systems, radar and sonar; and
•	Advanced water treatment applications including those for industrial, military, homeland security, domestic and foreign aid use.
The REE group includes 17 elements, namely the 15 lanthanide elements, which are lanthanum, cerium, praseodymium, promethium (which does not occur naturally), neodymium, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium, and lutetium, and two elements that have similar chemical properties to the lanthanide elements — yttrium and scandium. The oxides produced from processing REEs are collectively referred to as rare earth oxides (“REOs”). Bastnasite is a mineral that contains REEs.
Operations at the Mountain Pass facility began in 1952 under Molybdenum Corporation of America (“MCA”). MCA was purchased by Union Oil of California (“Unocal”) in 1977. In 2002, mining operations were suspended at the Mountain Pass facility primarily due to softening prices for REOs and a lack of additional tailings disposal capacity. Chevron Corporation purchased Unocal in 2005.
Prior to the Company’s acquisition of the Mountain Pass facility, operations at the Mountain Pass facility had been suspended with the exception of a pilot processing project to recover neodymium from lanthanum stockpiles produced prior to Chevron’s ownership of the Mountain Pass facility. The neodymium from lanthanum (“NFL”) pilot processing project was undertaken to improve the facility’s REE processing techniques. Since June 12, 2008 (Inception) through March 31, 2010, revenue was generated primarily from the sale of products associated with the NFL pilot processing project, which concluded in February 2010. In April 2010, the Company commenced the second pilot processing campaign to recover cerium, lanthanum, neodymium, praseodymium and samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(2) Basis of Presentation
The Company’s acquisition of the Mountain Pass facility has been accounted for as an acquisition of net assets and not a business combination. As described below, the Company’s current business plan includes investing substantial capital to restart mining operations, construct and refurbish processing facilities and other infrastructure, and to expand into metal and alloy production. Molycorp will continue as a development stage company until these activities have been completed, which is currently expected to be by the end of 2012.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934. While the December 31, 2009 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and notes that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited financial statements should be read in conjunction with Molycorp’s Consolidated Financial Statements and related Notes for the year ended December 31, 2009, and the period from June 12, 2008 (Inception) through December 31, 2008, included in Molycorp’s Registration Statement on Form S-1 (Registration No. 333-166129) and related prospectus dated July 29, 2010 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at June 30, 2010, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
The Company has evaluated subsequent events through September 2, 2010, which is the date the accompanying financial statements were available to be issued.
(3) Capital Requirements
Most of the facilities and equipment acquired with the Mountain Pass facility are at least 20 years old and must be modernized or replaced. Under its current business plan, the Company intends to spend approximately $511 million through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metals and alloys production. Capital expenditures under this plan total approximately $53 million in 2010. The Company expects to finance these expenditures, as well as its working capital requirements, with the $379.2 million of net proceeds, after underwriters’ discounts and commissions and offering expenses payable by Molycorp, from its initial public offering of common stock, anticipated revenue from operations and debt financing, project financing, and/or federal government programs, including the U.S. Department of Energy loan guarantee program for which the Company submitted an application in June 2010.
(4) Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of the financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions.
Significant estimates made by management in the accompanying financial statements include the collectability of accounts receivable, the recoverability of inventory, the useful lives and recoverability of long-lived assets such as property, plant and equipment and intangible asset, and the adequacy of the Company’s asset retirement obligations. The current economic environment has increased the degree of uncertainty inherent in these estimates and the underlying assumptions.
(b) Revenue and Cost of Goods Sold
Revenue is recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have been transferred to the customer, which is generally when title passes, the selling price is fixed or determinable, and collection is reasonably assured. Title generally passes upon shipment of product from the Mountain Pass facility. Prices are generally set at the time of, or prior to, shipment. Transportation and distribution costs are incurred only on sales for which the Company is responsible for delivering the product. Our reported revenues are presented net of freight and shipping costs.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
Cost of goods sold includes the cost of production as well as inventory write-downs caused by market price declines. Primary production costs include labor, supplies, maintenance costs, depreciation, and plant overhead.
(c) Inventories
Inventories consist of work-in-process, finished goods, stockpiles of bastnasite and lanthanum concentrate, and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Inventory expected to be sold in the next 12 months is classified as a current asset in the consolidated balance sheets.
Write-downs to estimated net realizable value are charged to cost of goods sold. Many factors influence the market prices for REOs and, in the absence of established prices contained in customer contracts, management uses an independent pricing source to evaluate market prices for REOs at the end of each quarter. For the three months ended June 30, 2010 and 2009, the Company recognized write-downs of $0.3 million and $3.0 million, respectively, as a result of production costs in excess of certain REO market prices. For the six months ended June 30, 2010 and 2009, and cumulatively for the period from June 12, 2008 (Inception) through June 30, 2010, the Company recognized write-downs of $0.9 million, $5.1 million and $19.5 million, respectively, as a result of production costs in excess of certain REO market prices.
The Company evaluates the carrying value of materials and supply inventories each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary.
At June 30, 2010 and December 31, 2009, inventory consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Current:
Work in process	$5,104	$4,797
Finished goods	3,464	2,685
Materials and supplies	1,316	1,063

Total current	$9,884	$8,545

Long-term:
Concentrate stockpiles	$9,733	$11,844
Finished goods	468	246

Total long-term	$10,201	$12,090

(d) Property, Plant and Equipment, net
Property, plant and equipment associated with the acquisition of the Mountain Pass facility was recorded at estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment and improvements that extend the useful life or functionality of the asset are capitalized. The Company capitalized $5.0 million and $3.0 million in plant modernization costs for the three months ended June 30, 2010 and 2009, respectively, and $8.4 million and $3.4 million in plant modernization costs in the six months ended June 30, 2010 and 2009, respectively.
Mineral properties at June 30, 2010 and December 31, 2009 represent the purchase price allocated to mineral resources associated with the Mountain Pass facility. The Company will begin to amortize such mineral properties using the units of production method over estimated proven and probable reserves once mining operations resume, which is currently expected to occur in late 2011.
At June 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land	$800	$800
Land improvements (15 years)	15,414	17,954
Buildings and improvements (4 to 27 years)	8,458	8,458
Plant and equipment (2 to 12 years)	19,547	12,065
Vehicles (7 years)	1,046	1,023
Computer software (5 years)	1,168	1,116
Furniture and fixtures (5 years)	42	41
Construction in progress	7,307	6,506
Mineral properties	23,138	23,138

Property, plant and equipment at cost	76,920	71,101
Less accumulated depreciation	(7,118)	(4,749)

Property, plant and equipment, net	$69,802	$66,352

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
In accordance with ASC 360, Property Plant and Equipment, long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
In connection with an updated asset retirement obligation analysis prepared as of June 30, 2010, the Company determined that its asset retirement obligation was overstated by approximately $2.5 million as a result of not reducing its prior estimate for costs of soil remediation performed prior to the Company’s acquisition of the Mountain Pass facility. As the depreciation of the overstated asset retirement costs and accretion of the asset retirement obligation had an immaterial impact on the Company’s net loss for all periods previously presented and cumulatively since inception, the Company reduced its asset retirement cost asset and asset retirement obligation by approximately $2.5 million effective April 1, 2010.
(e) Intangible Asset
The Company acquired its trade name in connection with the Mountain Pass facility acquisition. Amortization is provided using the straight-line method based on an estimated useful life of 12 years. Amortization expense for each of the three months ended June 30, 2010 and 2009 was $16,250. Amortization expense for the six months ended June 30, 2010 and 2009, and cumulatively for the period from June 12, 2008 (Inception) through June 30, 2010 was $32,500, $32,500 and $114,500, respectively. Amortization expense is estimated to be $65,000 annually for the following five years.
(f) Investment in Joint Venture
In connection with the Mountain Pass facility acquisition, the Company acquired a one-third interest in a joint venture with Sumitomo Metals Industries, Ltd. of Japan (“Sumitomo”) called Sumikin Molycorp (“SMO”). The Company disposed of its interest in the joint venture to Sumitomo on July 9, 2009 for cash consideration of $9.7 million and recognized no gain.
(g) Accrued Expenses
Accrued expenses at June 30, 2010 and December 31, 2009 consisted of the following: (in thousands):

	June 30,	December 31,
	2010	2009
Waste disposal	$508	$1,500
Completion bonus	—	1,445
Defined contribution plan	455	988
Other	2,564	2,030

Total accrued expenses	$3,527	$5,963

(h) Asset Retirement Obligation
The Company accounts for reclamation costs, along with other costs related to the closure of the Mountain Pass facility, in accordance with ASC 410-20, Asset Retirement Obligations. This standard requires the Company to recognize asset retirement obligations at estimated fair value in the period in which the obligation is incurred. The Company recognized an asset retirement obligation and corresponding asset retirement cost of $13.3 million in connection with the Mountain Pass facility acquisition. The liability was initially measured at fair value and is subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
In connection with an updated asset retirement obligation analysis prepared as of June 30, 2010, the Company determined that its asset retirement obligation was overstated by approximately $2.5 million as a result of not reducing its prior estimate for costs of soil remediation performed prior to the Company’s acquisition of the Mountain Pass facility. Because the depreciation of the overstated asset retirement costs and accretion of the asset retirement obligation had an immaterial impact on the Company’s net loss for all periods previously presented and cumulatively since inception, the Company reduced its asset retirement cost asset and asset retirement obligation by approximately $2.5 million effective April 1, 2010. The asset retirement cost was capitalized as part of the carrying amount of the related long-lived assets and is being depreciated over the assets’ remaining useful lives. Depreciation expense associated with the asset retirement cost was $0.2 million and $0.3 million for the three months ended June 30, 2010, and 2009, respectively. Depreciation expense associated with the asset retirement cost was $0.5 million, $0.6 million and $2.0 million for the six months ended June 30, 2010, and 2009, and cumulatively for the period from June 12, 2008 (Inception) through June 30, 2010, respectively. The following table presents the activity in our asset retirement obligation (in thousands):

	Six Months	Year
	Ended	Ended
	June 30, 2010	December 31, 2009

Balance at beginning of period	$14,202	$13,583
Obligations settled	(304)	(387)
Accretion expense	479	1,006
Revision in estimated cash flows	(2,540)	—

Balance at end of period	$11,837	$14,202

The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At June 30, 2010, the Company had financial assurance requirements of $27.4 million that were satisfied with surety bonds secured by letters of credit provided by individual investors, which have been placed with California state and regional agencies.
(i) Income Taxes
Molycorp is subject to federal and state income taxes and will file consolidated income tax returns. Molycorp recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Molycorp records a valuation allowance if, based on available information, it is deemed more likely than not that its deferred income tax assets will not be realized in full. The Company’s net loss of $23.3 million for the three months ended June 30, 2010 included $15.1 million in stock-based compensation expense, which is a permanent difference between its losses for financial reporting and income tax purposes. Molycorp has generated a deferred income tax benefit of $3.4 million for the three months ended June 30, 2010. However, as realization of these tax benefits is not assured, we have established a valuation allowance of $3.4 million against the balance of related deferred tax assets in excess of deferred tax liabilities.
(j) Class B Stockholder Obligations
Effective November 1, 2009, 5,880,000 incentive shares of Molycorp Minerals, LLC were issued to certain employees and independent directors of the Company. At the time of issuance, due to Molycorp Minerals, LLC’s option to repurchase vested shares of terminated participants at a price other than fair value, these incentive shares were classified as liabilities for accounting purposes and were valued at zero using the intrinsic valuation method. On April 15, 2010, all holders of incentive shares contributed their incentive shares to Molycorp, Inc. in exchange for 78,788 shares of Class B common stock of Molycorp, Inc., 26,263 shares of which vested immediately with an additional 26,263 shares vesting on September 30, 2010 and the remaining 26,262 shares vesting on September 30, 2011. The shares of Class B common stock are non-transferable and the Company has the right to repurchase vested shares upon the termination of employment for any reason.
The shares of Class B common stock automatically convert into shares of common stock, based on a conversion factor, upon an IPO. On August 3, 2010, Molycorp completed an IPO of common stock at an offering price of $14.00 a share, at which time the shares of Class B common stock were converted into 2,232,740 shares of common stock, 744,247 of which vested on the date of issuance with the remaining 1,488,493 vesting over a period of six months following the IPO.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
The Company recognized the exchange of incentive shares for shares of Class B common stock as a modification on April 15, 2010, and the new liability was revalued using the fair value method. The Company estimated the fair value of the awards as $31.3 million based on the $14.00 offering price of the IPO and the common stock conversion rate. The $15.1 million vested portion of the shares was recognized as compensation expense as of the April 14, 2010 issuance date with the $16.2 million in remaining compensations being recognized ratably over the vesting period.
(k) Stockholders’ Equity
Stockholders’ interests are represented by 50,112,580 and 44,308,804 shares of the Company’s Class A common stock at June 30, 2010 and December 31, 2009, respectively. Paid-in capital in the consolidated balance sheets represents amounts paid by stockholders or interests earned under certain stock compensation agreements. For the six months ended June 30, 2010, the Company received contributions from its stockholders totaling $15.0 million in exchange for 5,679,308 shares of Class A common stock.
(l) Earnings (loss) per Share
Basic earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share reflects the dilution of potential Class A common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if converted method,” as applicable, are used for the assumed proceeds upon the exercise of common stock equivalents at the average selling prices of the shares during the year. For the six months ended June 30, 2009, potential shares associated with 145,214 outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the Company’s net loss for the period. There were no outstanding stock options or other potential shares outstanding for the six months ended June 30, 2010. Consequently, the Company does not have any adjustments between earnings per share and diluted earnings per share.
Basic earnings (loss) are not allocated to Class B shares as, for accounting purposes, Class B shares do not represent an equity interest in the Company and do not participate in the distribution of earnings.
(m) Comprehensive income (loss)
The Company does not have any items entering into the determination of comprehensive income (loss) other than net income (loss) for the three-month and six-month periods ended June 30, 2010 and 2009.
(5) Commitments and Contingencies
(a) Self Insurance
The Company is self-insured for employee healthcare costs, subject to a related stop-loss agreement with an insurance company. The Company’s accrued liability associated with this obligation was $0.1 million at June 30, 2010 and December 31, 2009.
(b) Future Operating Lease Commitments
The Company has certain operating leases for office space, land and certain equipment. Remaining annual minimum payments under these leases at June 30, 2010 were $0.2 million in 2010 and $0.1 million in 2011.
(c) Completion Bonus
In connection with the Mountain Pass facility acquisition, the Company assumed a $0.4 million obligation related to a completion bonus payable to union employees who worked on the NFL pilot processing development project. Under the terms of the related labor agreement, eligible employees were entitled to a bonus of 40 hours of pay at the employee’s base rate for every month spent on the project, regardless of the number of hours worked. The Company recognized the related costs associated with this bonus as employees worked on the project. At December 31, 2009, the accrued completion bonus was $1.4 million. The accrued completion bonus was paid in March 2010.
(d) Labor Contract
Certain Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America, which expires on March 15, 2012. At June 30, 2010, 71 employees, or approximately 56% of the Company’s workforce, were covered by this collective bargaining agreement.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(e) Reclamation Surety Bonds
At June 30, 2010, Molycorp had placed $27.4 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.
(f) Insurance Premium Financing Agreement
At June 30, 2010, Molycorp was a party to a short-term premium financing agreement related to its property insurance policies. The unpaid principal balance of $0.2 million is included in accrued expenses in the consolidated balance sheet. The agreement requires monthly principal and interest payments of $41,592 through November 2010.
(g) Licenses and Permits
The Company is subject to numerous and detailed federal, state and local environmental laws, regulations and permits including health and safety, environmental, and air quality. The Company must obtain a number of additional permits in order to complete the plant modernization and expansion. The Company is subject to strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with the current permits, and the Company anticipates additional conditions, requirements and obligations associated with the additional permits required for future operations, including the modernization and expansion of the Mountain Pass facility. Certain conditions could be imposed in order to obtain the required permits including requirements to conduct additional environmental studies and collect and present data to government authorities pertaining to the potential impact of current and future operations upon the environment. Accordingly, the required permits may not be issued, maintained or renewed in a timely fashion if at all, or may be issued or renewed upon conditions that restrict the Company’s ability to conduct its operations economically. Any failure, significant delay or significant change in conditions that is required to obtain, maintain or renew permits, could have a material adverse effect on the Company’s business, results of operations and financial condition.
(6) Stock-Based Compensation
Molycorp accounts for stock-based compensation based upon the fair value of the awards at the time of grant. The expense associated with such awards is recognized over the service period associated with each issuance. There are no performance conditions associated with these awards.
The Company issued an option to its Chief Executive Officer on April 10, 2009 for the purchase of 145,214 shares of Company common stock (giving effect to the corporate reorganization and the conversion of Class A common stock into common stock in connection with the IPO). The option vested, and the related expense of $241,000 was recognized on the date of grant. At December 31, 2009, there were vested options outstanding for the purchase of 124,468 shares of common stock with a stated exercise price of $2.41 per share. On February 1, 2010, the remaining options were exercised.
(7) Concentrations
(a) Limited Number of Products
The Company’s current operations are limited to the production and sale of REOs from stockpiled concentrates and it does not have the capability to significantly alter its product mix prior to completing the modernization and expansion of the Mountain Pass facility and the restart of mining operations. Sales of lanthanum concentrate accounted for 66% and 87% of our sales and lanthanum oxide accounted for 24% and 6% of our sales for the three months ended June 30, 2010 and 2009, respectively. Sales of lanthanum concentrate accounted for 72% and 73% of our sales and lanthanum oxide accounted for 18% and 18% of our sales for the six months ended June 30, 2010 and 2009, respectively.
(b) Limited Number of Customers
There is a limited market for the Company’s lanthanum concentrate and its two largest customers comprised 88% (79% of the total corresponds to the Company’s largest customer and 9% of the total corresponds to the second largest customer) of the Company’s total product revenue for the three months ended June 30, 2010. For the three months ended June 30, 2009, the Company’s two largest customers comprised 87% (57% of the total corresponds to the Company’s largest customer and 30% of the total corresponds to the Company’s second largest customer) of the total product revenue. The Company’s two largest customers comprised 89% (77% of the total corresponds to the Company’s largest customer and 12% of the total corresponds to the second largest customer) of the Company’s total product revenue for the six months ended June 30, 2010. For the six months ended June 30, 2009, the Company’s three largest customers comprised 86% (58%, 15% and 13% of the total corresponds to the Company’s first, second and third largest customers, respectively) of the total product revenue.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(c) Single Geographic Location
Currently, the Company’s only mining and production facility is the Mountain Pass facility and the Company’s viability is based on the successful modernization and expansion of its operations. The deterioration or destruction of any part of the Mountain Pass facility, or legal restrictions related to current or anticipated operations at the Mountain Pass facility, may significantly hinder the Company’s ability to reach or maintain full planned production rates within the expected time frame, if at all.
(8) Related-Party Transactions
In February 2009, certain of the Company’s stockholders incurred certain costs in providing letters of credit and/or cash collateral to secure the surety bonds issued for the benefit of certain regulatory agencies relating to the Company’s Mountain Pass facility closure and reclamation obligations. The total amount of collateral provided by stockholders at June 30, 2010 was $18.2 million. The Company has agreed to pay each such stockholder a 5% annual return on the amount of collateral provided. Under the terms of the agreement, the stockholders may receive quarterly payments, delayed payments, or payments-in-kind. During each of the three months ended June 30, 2010 and 2009, the Company recognized approximately $0.2 million in compensation expense to stockholders under this agreement. During the six months ended June 30, 2010 and 2009, the Company recognized approximately $0.4 million and $0.3 million, respectively, in compensation to the stockholders under this agreement, which is included in selling, general and administrative expense in the consolidated statement of operations. Accrued expenses in the consolidated balance sheets included payables to stockholders totaling $1.0 million and $0.6 million at June 30, 2010 and December 31, 2009, respectively, relating to these agreements.
In June 2010, the Company entered into a transaction with a stockholder under which it borrowed approximately $5.0 million, secured by certain product inventories. Borrowing under this agreement required an initial interest rate of 6% based on three month LIBOR plus a margin, which is adjusted every three months. At June 30, 2010, interest payable associated with the agreement totaled $12,500.
During the quarter ended June 30, 2010, Molycorp and Traxys North America LLC jointly marketed and sold certain lanthanum oxide, cerium oxide and erbium oxide products. Per the terms of this arrangement, Molycorp and Traxys North America LLC split gross margin equally once all costs associated with the sale have been recovered by both parties. As a result of this arrangement, Molycorp purchased 198 thousand pounds of lanthanum oxide from Traxys North America LLC for $0.5 million and 7.7 thousand pounds of cerium oxide for $25,000 during the quarter ended June 30, 2010. At June 30, 2010, the Company recorded a receivable from Traxys of $14,000 related to the final settlement on sales of erbium oxide. Related party payable related to product purchases was $0.3 million at June 30, 2010.
(9) Subsequent Events
On August 3, 2010, Molycorp completed its IPO of common stock. In connection with its IPO, Molycorp, Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares of Molycorp common stock issued in connection with the underwriters’ option to purchase additional shares). Total proceeds of the offering were approximately $379.2 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Immediately prior to the IPO, all shares of Class B common stock were converted into shares of common stock and reclassified as equity interests rather than liability interests. The following table sets forth our balance sheet as of June 30, 2010:
•	on an actual basis; and
•	on a pro-forma basis to give effect to the conversion of the shares of Class B common stock of Molycorp into shares of common stock upon the completion of the IPO, resulting in a $15.1 million reduction in current liabilities and a corresponding increase to equity; and
•	on a pro-forma basis to give effect to the proceeds from the IPO, resulting in a $379.2 million increase in current assets and a corresponding increase to equity.

(In thousands)	Actual	Pro Forma
Total current assets	$18,712	$397,912
Total non-current assets	80,674	80,674
Total assets	99,386	478,586

Total current liabilities	29,134	14,001
Total non-current liabilities	11,377	11,377

Total liabilities	40,511	25,378

Total stockholders’ equity	58,875	453,208

Total liabilities and stockholders’ equity	$99,386	$478,586

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Molycorp,” “we,” “our” or “us” refer to Molycorp, LLC and its consolidated subsidiaries prior to our corporate reorganization (as described under the heading “Overview — Presentation” below) and Molycorp, Inc. and its consolidated subsidiaries after the corporate reorganization. As used herein, a ton is equal to 2,000 pounds, the term “mt” means a metric tonne (equal to 2,205 pounds), and the term "Rest of World” means the entire world except China. For definitions of certain rare earth-related and mining terms, see “Glossary of Selected Mining Terms.”
This Quarterly Report on Form 10-Q contains forward-looking statements that represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements. Factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to: our ability to secure sufficient capital to implement our business plans; our ability to complete our modernization and expansion efforts and reach full planned production rates for rare earth oxides and other planned downstream products; uncertainties associated with our reserve estimates and non-reserve deposit information; uncertainties regarding global supply and demand for rare earth materials; our ability to maintain appropriate relations with unions and employees; our ability to successfully implement our “mine-to-magnets” strategy; environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; uncertainties associated with unanticipated geological conditions related to mining; and those risks discussed and referenced in the section entitled “Risk Factors” described in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements because such statements speak only as to the date when made. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as otherwise required by applicable law.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein. The historical financial data discussed below prior to the completion of the initial public offering of Molycorp, Inc. reflects the historical results of operations and financial position of Molycorp, LLC and, for any time period prior to the formation of Molycorp, LLC on September 9, 2009, those of Molycorp Minerals, LLC, or Molycorp Minerals. The historical financial data does not, unless otherwise noted, give effect to the completion of the initial public offering of Molycorp, Inc.
This Quarterly Report on Form 10-Q also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.
Overview
Presentation
Molycorp Minerals, a Delaware limited liability company formerly known as Rare Earth Acquisition, LLC, was formed on June 12, 2008 to purchase the Mountain Pass, California rare earth deposits and associated assets, or the Mountain Pass facility, from Chevron Mining Inc., a subsidiary of Chevron Corporation, on September 30, 2008. Molycorp, LLC, a Delaware limited liability company, which was the parent of Molycorp Minerals, was formed on September 9, 2009. Molycorp, Inc. was formed on March 4, 2010 as a new Delaware corporation that did not, prior to the date of the consummation of its initial public offering, conduct any material activities.

On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interests in entities that hold member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for shares of Molycorp, Inc. Class A common stock. Additionally, all of the holders of profits interests in Molycorp Minerals, which were represented by incentive shares, contributed all of their incentive shares to Molycorp, Inc. in exchange for shares of Molycorp, Inc. Class B common stock. As a result, Molycorp, LLC and Molycorp Minerals became subsidiaries of Molycorp, Inc. We refer to this process as the “corporate reorganization.” On June 15, 2010, Molycorp, LLC was merged with and into Molycorp Minerals.
On July 9, 2010, Molycorp, Inc. completed a 38.23435373-for-one stock split, which has been retroactively reflected in the historical financial data for all periods presented. On August 3, 2010, Molycorp, Inc. completed its initial public offering of common stock. In connection with its initial public offering, Molycorp, Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares of Molycorp common stock issued in connection with the underwriters’ option to purchase additional shares). Total net proceeds of the offering were approximately $379.2 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Immediately prior to the consummation of Molycorp, Inc.’s initial public offering, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock.
Our Company
We are the only rare earth oxide, or REO, producer in the Western hemisphere and own one of the world’s largest, most fully developed rare earth projects outside of China. Following the execution of our “mine-to-magnets” strategy, as described below, and completion of our modernization and expansion efforts, we expect to be one of the world’s most integrated producers of rare earth products, including oxides, metals, alloys and magnets. Our rare earths are critical inputs in existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. Global demand for rare earth elements, or REEs, is projected to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses.
Our goals are to:
•	develop innovative rare earth technologies and products vital to green energy, high-tech, defense and industrial applications;
•	be commercially sustainable, globally competitive, profitable and environmentally superior;
•	act as a responsible steward of our rare earth resources; and
•	use our technology to improve the daily lives of people throughout the world.
We have made significant investments, and expect to continue to invest, in developing technologically advanced and proprietary applications for individual REEs. We are in the process of modernizing and expanding our production capabilities at our Mountain Pass, California facility in order to integrate the rare earths supply chain: mining; oxide processing; production of metals and alloys; and, as part of our “mine-to-magnets” strategy, the production of rare earth-based magnets.
Our vision is to be the rare earth products and technology company recognized for its “ETHICS” — Excellence, Trust, Honesty, Integrity, Creativity and Safety. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted “Sentinels of Safety” award from the Mine Safety and Health Administration, or the MSHA, for three of the last four years.
Our Mine Process and Development Plans
We are preparing to recommence mining operations, which we expect to occur in 2011. Prior to the expected completion of our modernization and expansion efforts, we expect to produce approximately 3,000 mt per year in the aggregate of cerium products, lanthanum concentrate, didymium oxide and heavy rare earth concentrates from stockpiled feedstock. Recommencement of mining operations is expected to coincide with the modernization of our processing capabilities in order to efficiently produce at a rate of 19,050 mt of REO per year.

Our modernization and expansion plans envision adding facilities and equipment for metal conversion and alloy production at the Mountain Pass facility or an off-site property. In November 2009, we entered into a non-binding letter of intent to acquire a third-party producer of rare earth metals and alloys in the United States, although we have not yet been able to enter into a definitive agreement. If we are able to enter into a definitive agreement and complete the acquisition, instead of adding such facilities and equipment at Mountain Pass, we would transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to that off-site location, or another location, which already possesses the technological capability to produce rare earth metals and alloys. Additionally, we have entered into a non-binding letter of intent with Neo Material Technologies Inc., or Neo Material, that, among other things, contemplates a technology transfer agreement pursuant to which Neo Material may provide us with technical assistance and know-how with respect to the production of rare earth metals, alloys and magnets.
We anticipate the cost of restarting mining operations, the modernization and expansion of our Mountain Pass facility and the addition of rare earth metal and alloy production capabilities to be approximately $511 million. Our estimated capital expenditures of $511 million does not include corporate, selling, general and administrative expenses, which we estimate to be an additional $5 million to $10 million per year. We expect to finance these expenditures, as well as our working capital requirements, with the $379.2 million in net proceeds from our initial public offering or IPO and anticipated cash flows from operations, combined with traditional debt financing, project financing, and/or government programs, including the U.S. Department of Energy loan guarantee program for which we submitted an application in June 2010. On July 21, 2010, the DOE notified Molycorp that its Part I submission under the loan guarantee program had been reviewed and deemed eligible for submission of a Part II application.
We have entered into a third and independent non-binding letter of intent to form a collaborative joint venture with a third-party manufacturer of NdFeB magnets in the United States. This joint venture will provide us with access to the technology, people and facilities to convert our rare earth materials into the high-performance permanent magnets required for production of hybrid and electric vehicles, wind power turbines, high-tech applications and numerous advanced defense systems on which the U.S. economy and national security depend. The consummation of such a joint venture, in conjunction with our current modernization plans, the potential acquisition of a third-party rare earth metal and alloys producer and the potential technology transfer agreement with Neo Material, is expected to provide us with the capability to mine, process, separate and alloy individual REEs before manufacturing them into NdFeB magnets. This downstream integration, which we refer to as our mine-to-magnets strategy, would make us the only fully integrated producer of NdFeB magnets outside of China, helping to secure a rare earth supply chain for the Rest of World.
Our Products and Markets
Since our acquisition of the Mountain Pass facility, we have been producing and selling small quantities of REOs from our pilot processes using stockpiled feedstocks. The purpose of this effort has been to significantly improve our solvent extraction technology and to develop other key technologies that will be utilized in the new process. We recently completed processing stockpiled lanthanum-rich feedstock to produce didymium oxide (a combination of neodymium and praseodymium) and a higher purity lanthanum concentrate than we previously produced. In July 2010, we began selling our didymium oxide primarily to customers in the magnet industry. Lanthanum concentrate produced from the stockpiled material, which we sell to customers in the fluid catalytic cracking industry, has been our primary source of revenue to date.
We commenced a second pilot processing campaign in the second quarter of 2010 in an effort to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve recovery rates compared to historical operations at the Mountain Pass facility. Through this effort, we are producing cerium and lanthanum products, as well as didymium oxide from bastnasite concentrate stockpiles. Between now and the start-up of the new processing facility, we anticipate producing samarium/europium/gadolinium concentrate, also from bastnasite concentrate stockpiles. With these additional products, we have begun expanding and diversifying our customer base. For example, we began selling our cerium products to customers in the automobile emissions catalyst production industry and we completed our initial sale of XSORBX® to the water treatment industry.
Key Industry Factors
Demand for Rare Earth Products
Global consumption of REEs is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. For example, the integration of rare earth permanent magnet drives into wind power turbines has substantially reduced the need for gearboxes, which increases overall efficiency and reliability. If Mountain Pass and other rare earth projects do not commence production when anticipated, there will be a gap between forecasted demand and forecasted supply. We believe that this anticipated market dynamic will underpin strong pricing.

As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. According to Metal Pages, from October 2009 to mid-August 2010, prices for rare earths have risen by approximately 400% on average. Furthermore, over the same period, prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, didymium oxide and rare earth carbonate) have risen by more than 700% on average.
Supply of Rare Earth Products
China has dominated the global supply of REOs for the last ten years and, it is estimated that China accounted for approximately 97% of global REO production in 2008. Even with our planned production, global supply is expected by analysts to remain tight due to the combined effects of growing demand and actions taken by the Chinese government to restrict exports. The Chinese government heightened international supply concerns in August 2009 when China’s Interior Ministry signaled that it would further restrict exports of Chinese rare earth resources. Citing the importance of REE availability to internal industries and the desire to conserve resources, the Chinese government has announced export quotas, increased export tariffs and introduced a “mining quotas policy” that, in addition to imposing export quotas and export tariffs, also imposes production quotas and limits the issuance of new licenses for rare earth exploration. On July 8, 2010, China’s Ministry of Industry and Information Technology issued the export quota for the second half of 2010, which reduced exports by 72% compared with the same period in 2009 and 40% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. China’s internal consumption of rare earths is expected to continue to grow, leaving the Rest of World with less supply during a period of increasing global demand. China also dominates the manufacture of rare earth metals, producing substantially all of the world’s supply, and the manufacture of NdFeB magnets, producing approximately 80% of the world’s supply. Neither capability currently exists in the United States.
China has also announced a national stockpile program, as has South Korea. Additionally, Japan has increased its national stockpile program. The U.S. Department of Defense is conducting a study, which is expected to be completed by September 2010, to determine its rare earth requirements and supply chain vulnerabilities and whether to build a strategic stockpile. These stockpile programs will likely accelerate the pace of the projected global REE deficit.
As a result of the internal industrial development and economic, environmental and regulatory factors in China, there is uncertainty with respect to the availability of rare earth products from China. Although Chinese production of rare earth materials is increasing, export quotas imposed by the Chinese government are decreasing, thus reducing the amount of rare earth materials that China may export to the rest of the world. This reduction is occurring at a time when the demand for REEs is growing significantly.
Factors Affecting Our Results
Modernization and Expansion of Mountain Pass Facility
We anticipate a dramatic change in our business and results of operations upon the completion of our planned modernization and expansion of our Mountain Pass facility and the commencement of metal, alloy, and magnet production in 2012. In addition, we expect to produce and sell a significantly expanded slate of products, including specialty cerium products for water treatment, neodymium and praseodymium metal, neodymium iron boron and samarium cobalt alloys for magnets, europium, gadolinium, and terbium oxides for phosphors, and dysprosium and terbium for magnets.
We acquired the Mountain Pass facility on September 30, 2008 from Chevron Mining Inc., which became the owner of the Mountain Pass facility in 2005 after Unocal Corporation merged with Chevron Corporation. Unocal Corporation had suspended most operations at the Mountain Pass facility by 2002 and, except for pilot processing activities, they remained suspended under Chevron Mining Inc.’s ownership. Additionally, significant reclamation work was completed at the Mountain Pass facility under Chevron Mining Inc.’s ownership.
We plan to utilize the assets we acquired from Chevron Mining Inc. as a foundation to build an integrated rare earth products and technology company, which requires considerable additional capital investment. We believe the application of improved technologies, along with the capital investment, will allow us to create a sustainable business by cost effectively producing high purity rare earth products. In addition to the modernization and expansion of the Mountain Pass facility, we expect to significantly broaden our operations through the addition of a number of downstream activities and products, including metal production, alloying and magnet production. Accordingly, we expect our products and customer base to change significantly upon full implementation of our “mine-to-magnets” strategy.
We processed lanthanum, which comprised 72% and 73% of our sales for the six months ended June 30, 2010 and 2009, respectively, from the stockpiled lanthanum material held in ponds since suspension of processing operations by Unocal Corporation in 2002. As a result of this campaign, we were able to significantly improve our solvent extraction technologies and capabilities.

We commenced a second pilot processing campaign in the second quarter of 2010 in an effort to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve recovery rates compared to historical operations at the Mountain Pass facility. Through this effort, we are producing cerium and lanthanum products, as well as didymium oxide from bastnasite concentrate stockpiles. Between now and the start-up of the new processing facility, we anticipate producing samarium/europium/gadolinium concentrate, also from bastnasite concentrate stockpiles. With these additional products, we have begun expanding and diversifying our customer base. For example, we began selling our cerium products to customers in the automobile catalyst production industry and we completed our initial sale of XSORBX® to the water treatment industry. Upon completion of the modernization and expansion, we will produce each of the following nine elements: lanthanum, cerium, praseodymium, neodymium, samarium, europium, gadolinium, terbium and dysprosium; in various chemical compounds and/or metal forms including alloys.
Revenues
Our prices and product mix are determined by a combination of global and regional supply and demand factors. Our revenue is currently derived principally from the sale of lanthanum and is based on the price and quantities of lanthanum we sell. The percentage of our revenues from sales of lanthanum were 72% and 73% for the six months ended June 30, 2010 and 2009, respectively, net of any transportation costs that we incur. The quantities we sell are determined by the production capabilities of the Mountain Pass facility and by demand for our product, which is also influenced by the level of purity and consistency we are able to achieve. Our revenue also includes of sales of finished products acquired as part of our acquisition of the Mountain Pass facility.
Prices for lanthanum we sold to our two largest customers were primarily based on fixed-price contracts. Our contract with one of these customers expired on December 31, 2009 and our contract with the other customer expired in April 2010. Although prices for REOs have generally increased since October 2009, this increase followed a period of generally lower prices corresponding with the global financial crisis beginning in 2008. Many factors influence the market prices for REOs and, in the absence of established pricing in customer contracts, our sales revenue will fluctuate based upon changes in the prevailing prices for REOs. We use various industry sources, including certain publications, in evaluating prevailing market prices and establishing prices for our products because there are no published indices for rare earth alloys or magnets.
Cost of Goods Sold
Our cost of goods sold reflects the cost allocated to our inventory acquired as part of our acquisition of the Mountain Pass facility and, with respect to our lanthanum sales, the subsequent processing costs incurred to produce the product. Because many of our costs are fixed costs as opposed to variable costs, as our production increases or decreases, our average cost per ton decreases or increases, respectively. Primary production costs include direct labor and benefits, maintenance, natural gas, electricity, operating supplies, chemicals, depreciation and amortization and other plant overhead expenses.
Currently, our most significant variable costs are chemicals and electricity. In the future, we intend to produce more of our chemicals at a plant on-site, which will reduce our variable chemical costs. We also intend to build a co-generation facility to provide power. Following such steps, natural gas will replace electricity and become our most significant variable cost.
We expect our labor and benefit costs to increase through the remainder of 2010 and continue increasing through the beginning of 2012 due to the addition of personnel and consultants, as we prepare to increase production to a rate of 19,050 mt of REO per year by the end of 2012. In addition to volume fluctuations, our variable costs, such as electricity, operating supplies and chemicals, are influenced by general economic conditions that are beyond our control. Other events outside our control, such as power outages, have in the past interrupted our operations and increased our total production costs, and we may experience similar events in the future.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of: personnel and related costs; legal, accounting and other professional fees; occupancy costs; and information technology costs. We anticipate an increase in selling, general and administrative expenses as we expand our business and operate as a publicly traded company. These expenses will include additional legal, compliance and corporate governance expenses, additional accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees and increased premiums for certain insurance coverages, among others.

Income Taxes
Prior to our corporate reorganization, we operated entirely within limited liability companies, which were not directly liable for the payment of federal or state income taxes and our taxable income or loss was included in the state and federal tax returns of Molycorp, LLC’s members. The newly formed holding company, Molycorp, Inc., is subject to U.S. federal and state income taxes. For the six months ended June 30, 2010 we have placed a 100% reserve on our deferred tax assets.
Environmental
Our operations are subject to numerous and detailed federal, state and local environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability.
We retain, both within Molycorp and outside Molycorp, the services of reclamation and environmental, health and safety, or EHS, professionals to review our operations and assist with environmental compliance, including with respect to product management, solid and hazardous waste management and disposal, water and air quality, asbestos abatement, drinking water quality, reclamation requirements, radiation control and other EHS issues.
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. The majority of these resources will be expended through our capital investment budget. We expect to spend approximately $187 million, not including the costs of air emissions offset credits, which may become necessary and, if required, could cost up to $20 million, on environmentally-driven capital projects between the remainder of 2010 and the end of 2012 on our modernization and expansion project. In addition, in the six-month period ending June 30, 2010 and 2009, we incurred operating expenses of approximately $0.4 million and $1.5 million, respectively, associated with environmental compliance requirements.
We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the way such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated environmental expenditures will be required in the second half of 2010 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investment for environmental controls at our operations. Additionally, with increased attention paid to emissions of GHGs, including carbon dioxide, new regulations could go into effect that may affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.
Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for costs relating to environmental contamination at our facility or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of June 30, 2010, we had placed $27.4 million of surety bonds with California state and regional agencies. These bonds are currently collateralized by letters of credit provided by our initial investors, and we intend to replace such collateral arrangements with collateral provided directly by us during the third quarter of 2010. These bonds require annual payment and renewal. The U.S. Environmental Protection Agency, or EPA, has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.

Results of Operations
Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
(In thousands)	2010	2009	Change
Net sales	$1,845	$1,230	$615
Cost of goods sold	(5,517)	(4,897)	(620)
Selling, general and administrative expenses	(4,254)	(2,869)	(1,385)
Share-based compensation	(15,133)	(242)	(14,891)
Depreciation and amortization expense	(61)	(42)	(19)
Accretion expense	(216)	(251)	35

Operating loss	(23,336)	(7,071)	(16,265)
Other income (expense):
Other income	45	83	(38)

Net loss	$(23,291)	$(6,988)	$(16,303)

Revenues
For the three months ended June 30, 2010 and 2009, our revenues were approximately $1.8 million and $1.2 million, respectively. Lanthanum concentrate accounted for 66% and 87% of our sales and lanthanum oxide accounted for 24% and 6% of our sales for the three months ended June 30, 2010 and 2009, respectively. There is a limited market for our lanthanum and our two largest customers comprised 89% and 87% of our total product revenue for the three months ended June 30, 2010 and 2009, respectively. We anticipate cerium concentrate, XSORBX®, lanthanum and didymium oxide to make up a significant percentage of our total sales until we complete the modernization and expansion of the Mountain Pass facility. We currently sell 100% of our lanthanum to customers in the United States.
We expect increased revenues in the second half of 2010, primarily attributable to sales of additional products to be produced during our second pilot processing campaign. Upon completion of the modernization and expansion of the Mountain Pass facility and the full implementation of our “mine-to-magnets” strategy, we expect to produce cerium, lanthanum, neodymium, praseodymium, samarium, dysprosium and terbium oxide and metal products, europium and gadolinium oxide products and NdFeB and samarium cobalt alloys. We intend to use some of the NdFeB alloy and dysprosium metal product in our magnet production plant. Our new products are expected to have significantly more applications than our current products, exposing us to a larger population of potential customers. In addition, we estimate that generally higher REE prices in 2010, as compared to early 2009, will contribute to our increased revenue in 2010.
Cost of Goods Sold
Our cost of goods sold for three months ended June 30, 2010 and 2009 totaled approximately $5.5 million and $4.9 million, respectively. Included in the cost of goods sold for the three months ended June 30, 2010 and 2009 are write-downs of inventory to estimated net realizable value of $0.3 million and $3.0 million, respectively. Lower of cost or market write-downs were higher during the second quarter of 2009 compared to the same period in 2010, due to lower market prices for certain products in 2009. Over the first two quarters of 2010 we have seen a steady increase in market prices for our primary products. Our principal production costs include chemicals, direct labor and employee benefits, maintenance labor and materials, contract labor, operating supplies, depreciation, utilities and plant overhead expenses.
Total production costs charged to inventory were $1.5 million and $5.9 million for the three months ended June 30, 2010 and 2009, respectively. We produced 0.3 million pounds of lanthanum, 0.1 million pounds of didymium oxide and 0.1 million pounds of cerium oxide during the three months ended June 30, 2010, and 0.8 million pounds of lanthanum and 0.4 million of didymium oxide during the three months ended June 30, 2009. During the period from May to June 2010, we were transitioning to our second pilot processing campaign which resulted in decreased output for that period. With the second pilot processing campaign, we are producing cerium chloride, and cerium hydrate, in addition to lanthanum chlorohydrate and didymium oxide. As a result of this partial shut-down during the transition period, labor, maintenance and other costs, such as depreciation expense, which are normally charged to inventory were expensed as period costs and are reflected in our higher cost of sales for the three months ended June 30, 2010. Inventory purchases were $0.6 million and less than $0.1 million for the three months ended June 30, 2010 and 2009, respectively. We primarily purchase lanthanum oxide, cerium oxide and praseodymium oxide that undergo further processing either at our facility or at an off-site location.

Our chemical costs were $0.7 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively. Unit chemical costs are highly correlated to production volumes and are primarily driven by the market price of the chemicals being used. For the three months ended June 30, 2010 and 2009, the most significant chemical cost was for hydrochloric acid which represented approximately 43% and 54% of total reagent costs, respectively.
Labor costs, including related employee benefits, allocated to production were $2.1 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively. During the second quarter of 2010, we hired 14 employees covered by a collective bargaining agreement, which led to higher wage and employee related benefit expenses. During the second quarter of 2010, we also experienced increase in labor costs due to the annual wage increase required under our union contract in March 2010. In addition, we recognized $15.1 million in share-based compensation in the three months ended June 30, 2010 associated with the conversion of the incentive shares to shares of Class B common stock in anticipation of our IPO. These shares were valued based on the value of the shares of common stock issued upon conversion of the shares of Class B common stock in connection with the consummation of our IPO. An additional $16.2 million in share-based compensation will be recognized over the remaining six-month vesting period.
Maintenance costs, including maintenance labor and supplies, were $0.3 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively.
Other costs allocated to production include depreciation of $1.5 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively. Depreciation allocated to products is primarily related to buildings, equipment and machinery used in the production process. Depreciation expense allocated to production was significantly higher during the second quarter of 2010 as compared to the second quarter of 2009, as we have capitalized over $6.5 million of production equipment and other assets related to the commencement of our second pilot processing campaign in the second quarter of 2010. These assets are being depreciated over a 32-month period as they will be decommissioned with the full restart of the mine at the end of 2012. We also accrued waste disposal charges of $0.5 million and $0.3 million at June 30, 2010 and 2009, respectively, for disposal of by-products of production that are potentially hazardous.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 totaled approximately $4.3 million and $2.9 million, respectively. The higher general and administrative expenses for the second quarter of 2010 as compared to the same period of 2009, are primarily due to the addition of salaried employees at our corporate office as well as the Mountain Pass facility, and higher accounting, legal and other professional services fees due to increase in business development activities.
Operating Losses
Since our inception, we have incurred significant operating losses. Our operating losses for the three months ended June 30, 2010 and 2009 were $23.3 million and $7.1 million, respectively. We funded our operating losses for these periods entirely with proceeds from equity contributions from our initial investors.
Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
(In thousands)	2010	2009	Change
Net sales	$4,766	$2,929	$1,837
Cost of goods sold	(11,370)	(9,624)	(1,746)
Selling, general and administrative expenses	(8,734)	(5,191)	(3,543)
Share-based compensation	(15,133)	(242)	(14,891)
Depreciation and amortization expense	(156)	(63)	(93)
Accretion expense	(479)	(503)	24

Operating loss	(31,106)	(12,694)	(18,412)
Other income (expense):
Other income	66	105	(39)

Net loss	$(31,040)	$(12,589)	$(18,451)

Revenues
Net sales were $4.8 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. We sold 1.2 million pounds of lanthanum concentrate during the six months ended June 30, 2010 compared to 0.9 million pounds during the six months ended June 30, 2009. Sales were higher during the six months ended June 30, 2010 as compared to the same period of 2009, due to improved economic conditions and customer demand. In addition, our average realized price on sales of lanthanum concentrate increased to $2.75 per pound in the six months ended June 30, 2010 compared to $2.30 per pound in the six months ended June 30, 2009 as a result of increases in the market price of our products generally and our entering into a new contract with one of our largest customers in 2010. Sales of lanthanum oxide also increased to 0.2 million pounds in the six months ended June 30, 2010 compared to 0.1 million pounds in the six months ended June 30, 2009, which generated approximately $0.8 million and $0.5 million in product revenue for the respective periods.
With the start up of our second pilot processing campaign in April 2010, we began production of cerium oxide in May 2010 and we expect sales to commence by the end of the third quarter of 2010. We will also continue producing and selling lanthanum concentrate to our two largest customers and didymium oxide.
Cost of Goods Sold
Our cost of goods sold was $11.4 million and $9.6 million for the six months ended June 30, 2010 and 2009, respectively. The higher costs for the six months ended June 30, 2010 compared to the same period for 2009, were due to higher sales and costs associated with the temporary shutdown of our facility during March 2010. These increased costs were partially offset by a decrease in our lower of cost or market inventory write-downs from $5.1 million in the six months ended June 30, 2009 to $0.9 million in the six months ended June 30, 2010. Lower of cost or market write-downs were higher during the six months ended June 30, 2009 as compared to the same period in 2010, due to lower market prices for certain products in 2009. Our processing facility was shut down during March 2010 due to high water levels in our evaporation ponds. In April and May 2010 operations were limited in preparation for the start up of our second pilot processing campaign, which decreased production volumes during the first and second quarters of 2010. As a result of the shut down, labor, maintenance and other costs, such as depreciation expense, normally charged to inventory were expensed as period costs and are reflected in our higher cost of sales for the six months ended June 30, 2010 compared to the same period in 2009.
Total production costs charged to inventory were $4.5 million and $11.2 million for the six months ended June 30, 2010 and 2009, respectively. Production costs for lanthanum concentrate and didymium oxide were higher in the six months ended June 30, 2009 compared to the same period in 2010, due to higher chemical usage and increased labor costs associated with the bonus for completion of our neodymium from lanthanum, or NFL, pilot processing campaign. We produced 0.7 million pounds and 1.8 million pounds of lanthanum concentrate for the six months ended June 30, 2010 and 2009, respectively. We also produced 0.2 million pounds and 0.6 million pounds of didymium oxide during the respective periods. In June 2010 we produced 0.1 million pounds of cerium oxide. Cerium oxide production is expected to increase significantly in the second half of 2010.
Inventory purchases were $0.8 million and $0.1 million for the six months ended June 30, 2010 and 2009. The primary product we purchased during those periods was lanthanum oxide.
Chemical costs charged to production were $1.1 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively. Chemical costs in the six months ended June 30, 2010 were lower compared to the same period in 2009, due to lower production levels and improved processing techniques that reduced chemical usage. Labor costs and related benefits, charged to production were $4.0 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2009, labor costs were higher due to the accrual of the NFL completion bonus that was paid out in March 2010. Although there was not a similar bonus recognized in the six months ended June 30, 2010, wage increases established under our union agreement, which took effect in March 2009 and 2010, and the addition of 14 new employees under the collective bargaining agreement as well as the addition of several salaried employees in 2010, resulted in higher labor costs during the six months ended June 30, 2010 as compared to the same period in 2009. In addition, we recognized $15.1 million in share-based compensation in the six months ended June 30, 2010 associated with the conversion of the incentive shares to shares of Class B common stock in anticipation of our IPO. These shares were valued based on the value of the shares of common stock issued upon conversion of the shares of Class B common stock in connection with the consummation of our IPO. An additional $16.2 million in share-based compensation will be recognized over the remaining six-month vesting period.
Other costs charged to production include maintenance expenses of $0.8 million and $1.0 million; depreciation expense of $2.4 million and $1.9 million; and utility charges of $0.8 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively.
In March 2010, we also began blending certain lots of our existing didymium oxide inventory containing different percentages of neodymium and praseodymium content to meet customer specifications. As of June 30, 2010, over 0.6 million pounds were blended. Blended inventory is reclassified from work in process to finished goods. We expect to start selling the blended didymium oxide product in the third quarter of 2010.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8.7 million and $5.2 million for the six months ended June 30, 2010 and 2009, respectively. During the first quarter of 2010, we experienced a significant increase in professional fees primarily due to our initial public offering, business development activities, as well as increased spending for accounting, IT consulting and engineering services. We also experienced increased salaries due to addition of several employees at our corporate office over the last twelve months.
Capital Expenditures
Our capital expenditures, on an accrual basis, totaled $8.4 million and $3.4 million in the six months ended June 30, 2010 and 2009, respectively. Most of the capitalized costs incurred during the first half of 2010 are related to our second pilot processing campaign, which commenced in April 2010, and the startup of our modernization and expansion project at the Mountain Pass facility. These costs were primarily associated with engineering and consulting fees.
Outlook for the Remainder of 2010
For the second half of 2010, we anticipate China-based producers and suppliers will continue to limit the quantity of REO’s available outside of China, which we expect to increase the price of REOs. We believe this trends will create opportunities for us to increase sales volumes and improve pricing terms for our products. While the REO products we are currently able to produce remain limited by the capability of our existing production facilities, we anticipate further expanding our products and markets throughout the remainder of the year including market penetration of our XSORBX® technology into the water treatment industry. We believe that our revenue for the six months ended December 31, 2010 will be sufficient to fund our operating activities for the remainder of the year, which includes corporate selling, general and administrative expense.
We are continuing with the design phase of the plant modernization and expansion process. We have begun the bidding process of pre-construction services and soil testing in preparation to commence construction. We will also be entering into a number of construction contracts associated with the modernization and expansion of our Mountain Pass facility through the remainder of the year.
Capital Investments
We expect to make significant capital expenditures under our plan to modernize and expand our Mountain Pass facility, as well as consistent expenditures to replace assets necessary to sustain safe and reliable production. Most of the facilities and equipment acquired in connection with the acquisition of the Mountain Pass facility are at least 20 years old. We have developed an accelerated modernization plan that includes the refurbishment of the Mountain Pass mine and related processing facilities in 2010 through 2012 in order to increase REO production. We anticipate the cost of this project to be approximately $511 million, which includes the following:
•	purchase of mining equipment and refurbishment of our existing mill facility, with a total estimated cost of approximately $18 million, of which approximately $5 million is expected to be incurred in 2010;
•	refurbishment and expansion of our separations and extraction plants, with total estimated costs of approximately $50 million for the extraction plant and $213 million for the separations plant, of which approximately $5 million is expected to be incurred for the extraction plant and approximately $21 million is expected to be incurred for the separations plant in 2010;
•	construction of our new combined heat and power facility totaling approximately $44 million, none of which is expected to be incurred in 2010;
•	expansion into metal and alloy production, with total estimated costs of approximately $33 million, of which approximately $10 million is expected to be incurred in 2010;

•	construction of plant infrastructure totaling approximately $116 million, which includes our new paste tailings filter plant and waste storage and treatment facilities, of which approximately $12 million is expected to be incurred in 2010; and
•	we also expect to incur approximately $26 million of overburden removal in order to restart mining operations and have fresh ore available by 2012, and $11 million for mining and miscellaneous equipment, none of which will be incurred in 2010.
All of the amounts for future capital spending described above are initial estimates that are subject to change as the projects are further developed. Total capital spending in 2010 is expected to be approximately $53 million of which roughly 3 million will be prepayments on contract agreements.
Liquidity and Capital Resources
Most of the facilities and equipment acquired with the Mountain Pass facility are at least 20 years old and must be modernized or replaced. Under our current business plan, we intend to spend approximately $511 million through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metals and alloys production. Capital expenditures under this plan total approximately $53 million in 2010. We expect to finance these expenditures, as well as our working capital requirements, with the approximately $379.2 million of net proceeds from our IPO and anticipated cash flows from operations, combined with traditional debt financing, project financing, and/or federal government programs, including the U.S. Department of Energy loan guarantee program for which we submitted an application in June 2010. On July 21, 2010, the DOE notified Molycorp that its Part I submission under the loan guarantee program had been reviewed and deemed eligible for submission of a Part II application.
Contractual Obligations
At December 31, 2009, we had the following contractual obligations:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Operating lease obligations(1)	$281	$153	$128	$—	$—
Purchase obligations(2)	$—	$—	$—	$—	$—
Employee bonus obligations(3)	$1,400	$1,400	$—	$—	$—
Asset retirement obligations(4)	29,247	639	4,191	1,597	22,820

Total	$30,928	$2,192	$4,319	$1,597	$22,820

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents non-cancelable contractual commitments for the purchase of materials and services from vendors.

(3)	Represents payments due to employees for the completion of our NFL pilot processing campaign.

(4)	Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.
At June 30, 2010, there were no remaining employee bonus obligations outstanding, and the asset retirement obligation was reduced based on an updated analysis. There were no other significant changes to the contractual obligations subsequent to December 31, 2009.
Off-Balance Sheet Arrangements
At June 30, 2010, our only off-balance sheet arrangement in addition to the operating leases included in “Contractual Obligations” above, is our agreement to compensate our initial investors for providing collateral relating to our bonding obligations to various government agencies. In February 2009, the members of Molycorp Minerals incurred certain costs in providing letters of credit and/or cash collateral to secure surety bonds issued for the benefit of certain regulatory agencies relating to our Mountain Pass facility closure and reclamation obligations. The total amount of collateral provided by these stockholders at June 30, 2010 was $18.2 million. We have agreed to pay each stockholder a 5% annual return on the amount of collateral provided. Under the terms of the agreement, the stockholders may receive quarterly payments, delayed payments or receive payments-in-kind. In the third quarter of 2010, we intend to terminate this agreement with these stockholders by establishing our own cash collateral using a portion of the net proceeds from our initial public offering.

Critical Accounting Policies and Estimates
Revenue and Costs of Goods Sold
Revenue is recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have been transferred to the customer, which is generally when title passes, the selling price is fixed or determinable and collection is reasonably assured. Title generally passes upon shipment of product from our Mountain Pass facility. Prices are generally set at the time of or prior to shipment. Transportation and distribution costs are incurred only on sales for which we are responsible for delivering the product. Our reported revenues are presented net of freight and shipping costs.
Cost of goods sold includes the cost of production as well as inventory write-downs caused by market price declines. Primary production costs include labor, supplies, maintenance costs, depreciation, and plant overhead.
Reclamation
Our asset retirement obligations, or AROs, arise from our San Bernardino County conditional use permit, approved mining plan and state laws and regulations, which establish reclamation and closure standards for all aspects of our surface mining operation. Comprehensive environmental protection and reclamation standards require that we, upon closure of the Mountain Pass facility, restore the property in accordance with an approved reclamation plan issued in conjunction with our conditional use permit.
Our AROs are recorded initially at fair value, or the amount at which we estimate we could transfer our future reclamation obligations to informed and willing third parties. We use estimates of future third party costs to arrive at the AROs because the fair value of such costs generally reflects a profit component. It has been our practice, and we anticipate it will continue to be our practice, to perform a substantial portion of the reclamation work using internal resources. Hence, the estimated costs used in determining the carrying amount of our AROs may exceed the amounts that are eventually paid for reclamation costs if the reclamation work were performed using internal resources.
To determine our AROs, we calculate the present value of the estimated future reclamation cash flows based upon our permit requirements, which is based upon the approved mining plan, estimates of future reclamation costs and assumptions regarding the useful life of the asset to be remediated. These cash flow estimates are discounted on a credit-adjusted, risk-free interest rate based on U.S. Treasury bonds with a maturity similar to the expected life of the asset.
The amount initially recorded as an ARO for the Mountain Pass facility may change as a result of changes to the mine permit, and changes in the estimated costs or timing of reclamation activities. We periodically update estimates of cash expenditures associated with our ARO obligations in accordance with U.S. GAAP, which generally requires a measurement of the present value of any increase in estimated reclamation costs using the current credit-adjusted, risk-free interest rate. Adjustments to the ARO for decreases in the estimated amount of reclamation costs are measured using the credit-adjusted, risk-free interest rate as of the date of the initial recognition of the ARO.
At June 30, 2010, our accrued ARO obligation was $11.8 million. Of this amount, approximately $4.6 million is associated with the demolition and removal of buildings and equipment, approximately $4.3 million is associated with groundwater remediation and $2.9 million is associated with the remediation of tailing ponds, removal of land improvements and vegetation.
Property, Plant and Equipment
Property, plant and equipment associated with the acquisition of the Mountain Pass facility is stated at estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment and improvements that extend the useful life or functionality of the asset are capitalized. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are expensed as incurred.

Reserves, Mineral Properties and Development Costs
Mineral properties represent the estimated fair value of the mineral resources associated with the Mountain Pass facility. We will begin to amortize such mineral properties using the units of production basis over estimated proven and probable reserves once mining operations resume, which is currently expected to occur in late 2010 or in 2011.
Inventory
Inventories consist of work-in-process, finished goods, stockpiles of bastnasite and lanthanum concentrate and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Inventory expected to be sold in the next 12 months is classified as a current asset in the consolidated balance sheet. Cash flows related to the sale of inventory are classified as operating activities in the consolidated statements of cash flows.
Write-downs to estimated net realizable value are charged to cost of goods sold. Many factors influence the market prices for REOs and, in the absence of established prices contained in customer contracts, management uses Metal Pages as an independent pricing source to evaluate market prices for REOs at the end of each quarter. Metal Pages is a widely recognized pricing source within our industry, which collects and summarizes data from rare earth producers in China and Europe. We make appropriate modifications to the Metal Pages prices, when applicable, to account for differences between the REO grade of our inventory and the REO grade assumed in the corresponding Metal Pages price.
We evaluate the carrying value of finished goods and materials and supplies inventories each quarter giving consideration to slow-moving items, obsolescence, excessive levels and other factors and recognize related write-downs as necessary. Finished goods inventories that may not meet customer specifications or current market demand, and quantities that exceed a two year supply, generally require write-downs to estimated net realizable value.
We evaluate our stockpiled concentrates each quarter and recognize write-downs as necessary to adjust the carrying value to estimated net realizable value. Our analysis utilizes current market prices from Metal Pages and estimated costs to complete the processing of our concentrates to REOs. Costs associated with the processing of concentrates through our planned modernized facilities are based on internal and external engineering estimates and primarily include labor and benefits, utilities, chemicals, operating supplies, maintenance, depreciation and amortization and plant overhead expenses. Our estimated costs per pound of REO to be produced in our modernized facilities are significantly lower than our current production costs per pound, resulting in a higher carrying value for our stockpiled concentrates. The use of new and proprietary technologies will allow us to improve our process recoveries and substantially reduce our water consumption. We will reduce our energy costs through the use of a natural gas powered co-generation power plant that will be installed as part of our modernization project. Additionally, we intend to produce our own hydrochloric acid and sodium hydroxide and recycle our acid and base, thereby reducing our cost of reagents. We estimate, based upon our current business plan and estimated future demand for the component rare earth elements to be recovered, that our inventory of stockpiled concentrates will be fully utilized in the production of our rare earth products by March 31, 2013.
Asset Impairments
We account for asset impairment in accordance with ASC 360, Property Plant and Equipment. Long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.
Factors we generally consider important in our evaluation and that could trigger an impairment review of the carrying value of long-lived assets include the following:
•	significant underperformance relative to expected operating results;
•	significant changes in the way assets are used;
•	underutilization of our tangible assets;

•	discontinuance of certain products by us our by our customers;

•	a decrease in estimated mineral reserves; and
•	significant negative industry or economic trends.
The recoverability of the carrying value of our mineral properties is dependent upon the successful development, start-up and commercial production of our mineral deposit and the related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. The determination of our proven and probable reserves is based on extensive drilling, sampling, mine modeling, and the economic feasibility of accessing the reserves. Assessing the economic feasibility requires certain estimates, including the prices of REOs to be produced and processing recovery rates, as well as operating and capital costs. The estimates are based on information available at the time the reserves are calculated.
Although we believe the carrying values of our long-lived assets were realizable as of the relevant balance sheet date, future events could cause us to conclude otherwise.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that will have an impact on our consolidated financial statements.

GLOSSARY OF SELECTED MINING TERMS
The following is a glossary of selected mining terms used in this quarterly report that may be technical in nature:

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Bastnasite	Bastnasite is a mixed Lanthanide fluoro-carbonate mineral (Ln F CO3) that currently provides the bulk of the world’s supply of the light REEs. Bastnasite and monazite are the two most common sources of cerium and other REEs. Bastnasite is found in carbonatites, igneous carbonate rocks that melt at unusually low temperatures.

Cerium	Cerium (Ce) is a soft, silvery, ductile metal which easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, and discarding the waste and minor amounts of metal and/or metal minerals. The resulting “concentrate” of minerals typically has an order of magnitude higher content of minerals than the beginning ore material.

Dysprosium	Dysprosium (Dy) is used in high power neodymium iron boron magnets to enhance thermal stability.

Europium	Europium (Eu) is desirable due to its photon emission. Excitation of the europium atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission. Almost all practical uses of europium utilize this luminescent behavior.

Gadolinium	Gadolinium (Gd) is a silvery-white, malleable and ductile rare-earth metal. Gadolinium has exceptionally high absorption of neutrons and therefore is used for shielding in neutron radiography and in nuclear reactors. Because of its paramagnetic properties, solutions of organic gadolinium complexes and gadolinium compounds are the most popular intravenous medical magnetic resonance imaging contrast agents in MRI.

Grade	The average REE content, as determined by assay of a ton of ore.

Lanthanum	Lanthanum (La) is the first member of the Lanthanide series. Lanthanum is a strategically important rare earth element due to its use in fluid bed cracking catalysts, FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells and batteries.

Mill	A processing plant that produces a concentrate of the valuable minerals contained in an ore.

Monazite	Monazite is a reddish-brown phosphate mineral. Monazite minerals are typically accompanied by concentrations of uranium and thorium. Because of this, there is no significant rare earth production from monazite today. Monazite is becoming more attractive because it typically has elevated concentrations of heavy rare earths.

Neodymium	Neodymium (Nd) is used in the production of NdFeB permanent magnets. These permanent magnets, which maximize the power/cost ratio, are used in a large variety of motors and mechanical systems. Cellular phones, vehicle systems and certain lasers contain both neodymium magnets and capacitors, which produce powerful electronic generation and boost the power of these devices.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Overburden	In surface mining, overburden is the material that overlays an ore deposit. Overburden is removed prior to mining.

Praseodymium	Praseodymium (Pr) comprising about 4% of the lanthanide content of bastnasite, is a common coloring pigment. Along with neodymium, praseodymium is used to filter certain wavelengths of light. Praseodymium is used in photographic filters, airport signal lenses, and welder’s glasses. As part of an alloy, praseodymium is used in permanent magnet systems designed to make smaller and lighter motors. Praseodymium is also used in automobile and other internal combustion engine pollution control catalysts.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Samarium	Samarium (Sm) is a silvery-white metallic element that is predominantly used to produce high temperature, high power samarium cobalt.

Terbium	Terbium (Tb) is a soft, malleable, silvery-grey element of the lanthanide series, used in x-ray and color television tubes.

Yttrium	Yttrium (Y) is predominantly utilized in auto-catalysts. Other uses include resonators, microwave communication devices and other electronic devices.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.
Commodity Price Risk
Our principal products, including cerium, lanthanum, praseodymium, neodymium, europium, samarium, gadolinium, dysprosium, and terbium, are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. We do not currently have any long-term sales contracts with customers, so prices will vary with the transaction and individual bids received. Our products are primarily marketed to manufacturer as component materials. Prices will vary based on the demand for the end products being produced with the mineral resources we mine and process.
Our net sales and profitability are determined principally by the price of the rare earth products that we produce and, to a lesser extent, by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no hedging contracts in place and intend to consider hedging strategies in future.
Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts and we do not anticipate entering into derivative agreements before the end of 2010.
Interest Rate Risk
We do not currently have any significant debt obligations. As a result, we would not be materially impacted by variation in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize debt facilities in the future.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective.
Internal Control over Financial Reporting
In connection with the preparation of our consolidated financial statements included in the Registration Statement on Form S-1 (Registration No. 333-166129) that we filed in connection with our initial public offering, we identified deficiencies in our internal control over financial reporting which, when considered in the aggregate, represent a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We review the sufficiency of our internal controls over financial reporting and implement additional controls on an ongoing basis as deemed appropriate by management.
In late 2009, we commenced remediation actions which included hiring several individuals with significant accounting, auditing and financial reporting experience and devoting significant resources to improving our system of processing and internal controls. Specifically, we hired a Chief Financial Officer, a Corporate Controller and a Director of Financial Reporting, and in early 2010, we hired an Accounting Manager for the Mountain Pass facility, all of whom are Certified Public Accountants. We also installed additional functionality and increased the integration of our information technology systems to increase automation and accuracy within our processes. During the three months ended June 30, 2010, management continued refining and formalizing our control processes including the implementation of additional and more timely review and approval procedures. We have also established an Audit Committee in conjunction with our IPO.
This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under Rule 12b-2 of the Exchange Act, we will be required to obtain an audit report from our independent registered public accounting firm beginning in 2011 regarding the effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS.
RISK FACTORS
The risks described below could materially and adversely affect our results of operations, financial condition, liquidity and cash flow. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Risks Related to Our Business
The production of rare earth products is a capital-intensive business and our ongoing modernization and expansion efforts at the Mountain Pass facility to reach full planned production rates by 2012 will require the commitment of substantial resources. Any unanticipated costs or delays associated with our ongoing modernization and expansion efforts at the Mountain Pass facility could have a material adverse effect on our financial condition or results of operations.
Our ongoing modernization and expansion efforts at the Mountain Pass facility to reach full planned production rates by 2012 require the commitment of substantial resources for operating expenses and capital expenditures. We expect to incur approximately $511 million in capital costs prior to the end of 2012. Our estimated expenses may increase in subsequent years as consultants, personnel and equipment associated with advancing development and commercial production are added. The progress of our modernization and expansion efforts at the Mountain Pass facility and the amounts and timing of expenditures will depend in part on the following:
•	the refurbishment or replacement of a significant portion of the existing process, plant and equipment that consists of aging or outdated facilities and equipment, retooling and development and the preparation of the mine pit for renewed production of ore;
•	obtaining and maintaining required federal, state and local permits;
•	the results of consultants’ analysis and recommendations;
•	negotiating contracts for equipment, earthwork, construction, equipment installation, labor and completing infrastructure and construction work;
•	negotiating sales and off-take contracts for our planned production;
•	the execution of any joint venture agreements or similar arrangements with strategic partners; and
•	other factors, many of which are beyond our control.
Most of these activities require significant lead times and must be advanced concurrently. Any unanticipated costs or delays associated with our ongoing modernization and expansion efforts at the Mountain Pass facility could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.

The actual amount of capital required for the expansion and modernization of the Mountain Pass facility may vary materially from our current estimates, in which case we would need to raise additional funds, which may delay completion and have a material adverse effect on our business and financial condition.
The anticipated funding required to complete the expansion and modernization of the Mountain Pass facility is based on certain estimates and assumptions we have made about the additional facilities, equipment, labor, permits and other factors required to complete the project. If any of these estimates or assumptions change, the actual timing and amount of capital required to complete the expansion and modernization of the Mountain Pass facility may vary materially from what we anticipate. Additional funds may be required in the event of significant departures from our current expansion and modernization plan, unforeseen delays, cost overruns, engineering design changes or other unanticipated expenses. There can be no assurance that additional financing will be available to us, or, if available, that it can be obtained on a timely basis and on commercially acceptable terms.
We may be unsuccessful in raising the necessary capital to execute our current business plan.
Under our current business plan, we intend to spend approximately $511 million through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metals and alloys production. If the assumptions on which we based our estimated capital expenditures of $511 million change or are inaccurate, we may require additional funding. We also plan to use up to approximately $27.4 million, all of which is expected to be used in 2010, for letters of credit and/or cash collateral to secure surety bonds issued for the benefit of certain regulatory agencies related to our Mountain Pass facility closure and reclamation obligation. In addition, we may require additional financing as part of our proposed collaborative joint venture with a third-party manufacturer of NdFeB magnets. Our estimated capital expenditures of $511 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $5 million to $10 million per year.
We expect to finance these capital expenditures, as well as our working capital requirements and cash collateral requirements related to the surety bonds described above, with the approximately $379.2 million in net proceeds from our IPO and anticipated cash flows from operations, combined with traditional debt financing, project financing, additional public or private equity offerings and/or federal government programs, including the U.S. Department of Energy loan guarantee program for which we submitted an application in June 2010. There can be no assurance that we will be successful in raising the incremental capital needed to fully execute our business plan on terms acceptable to us, or at all.
We currently have limited sources of revenue from our operations, and in order to restart mining operations and modernize and expand the Mountain Pass facility, we will need to obtain the remainder of our financing needs or obtain alternative sources of financing.
If we finance the necessary capital to execute our current business plan through a securities offering or debt financing, you may experience dilution in the event of an equity financing, or we may be highly leveraged in the event of a debt financing.
We may finance the capital expenditures necessary for our modernization and expansion costs and to fund all of our cash collateral requirements through a public or private offering of securities or debt financing. An equity offering will have the effect of diluting the proportionate equity interest and voting power of holders of our common stock. A debt financing may result in us being highly leveraged, and our level of indebtedness could restrict our ability to execute our current business plan.

Our growth depends on the modernization and expansion of our Mountain Pass facility, which is our only rare earth mining, manufacturing and processing facility.
Our only rare earth mining, manufacturing and processing facility at this time is the Mountain Pass facility. Our continued viability is based on successfully implementing our strategy, including our modernization and expansion plans at the Mountain Pass facility, successfully commencing mining operations at the Mountain Pass facility and reaching full planned production rates in accordance with our expected timeframe. The deterioration or destruction of any part of the Mountain Pass facility may significantly hinder our ability to reach or maintain full planned production rates within the expected time frame or at all. If we are unsuccessful in reaching and maintaining full planned production rates for REOs at the Mountain Pass facility, within expected time frames or at all, we may not be able to build a sustainable or profitable business.
We may not successfully establish or maintain collaborative, joint venture and licensing arrangements, or establish new ones, which could adversely affect our ability to develop and commercialize our rare earth products.
A key element of our business strategy is to utilize vertical integration through further downstream processing of our REOs into rare earth metal alloys and finished magnets for clean-energy, high-technology and defense applications. To implement this “mine-to-magnets” vertical integration successfully, we will need to license certain intellectual property related to these downstream processes and form a joint venture with an existing magnet producer for the final production of finished rare earth magnets. While we signed a non-binding letter of intent in November 2009 to acquire a producer of rare earth metals and alloys that would, if consummated, provide us with a license for certain technology related to the production of rare earth metals and alloys, we may not be able to finalize a definitive agreement and successfully consummate the acquisition. In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained, and we are currently only in negotiations with respect to a joint venture for the production of finished magnets and have only entered into a non-binding letter of intent with Neo Material that contemplates a technology transfer agreement with respect to the production of rare earth metals, alloys and magnets. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of downstream products on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize downstream rare earth products.
We may not be able to convert existing letters of intent with customers for the sale of REO products into binding contracts, which may have a material adverse effect on our financial position and results of operations.
We are working to establish stable revenue streams for the rare earth minerals and products we produce at the Mountain Pass facility. Upon reaching full planned production rates for REOs and other planned downstream products at the Mountain Pass facility, we expect to produce 19,050 mt of REO per year. As of September 1, 2010, we had 19 non-binding letters of intent to sell certain of our rare earth products and our non-binding letter of intent with Neo Material also contemplates the sale of certain rare earth products. Prior to reaching full planned production rates for REOs and other planned downstream products at the Mountain Pass facility, we intend to enter into short-term sales contracts and long-term sales contracts, that include periodic price adjustments, with existing and new customers. However, there can be no assurance that these customers will enter into binding sales contracts for the same amount of REO products as in the letters of intent, or at all. The failure to enter into such binding contracts may have a material adverse effect on our financial position and results of operations.
We have limited commercial production and revenues and there can be no assurance that we will successfully reach full planned production rates for REOs and other planned downstream products at the Mountain Pass facility or other facilities and obtain profitability.
We currently have limited commercial production and revenues from the Mountain Pass facility and have carried on our business at a loss since inception. We expect to continue to incur losses unless and until we achieve full planned production rates and generate sufficient revenues to fund our continuing operations. We expect to incur substantial losses for the foreseeable future related to operating expenses, modernization and expansion activities and other capital expenditures, which may increase in subsequent years as needed consultants, personnel and equipment are retained as we continue to implement our business plan. The amounts and timing of expenditures will depend on the progress of our ongoing modernization and expansion efforts, the results of consultants’ analysis and recommendations, the rate at which operating losses are incurred, the execution of any joint venture agreements with strategic partners and other factors, many of which are beyond our control. As a result, we may not ever achieve profitability.

We rely on two customers for a significant portion of our revenue from sales of lanthanum, and the loss of either of these customers, or significant changes in prices or other terms with either of these customers, prior to the completion of the restart of our mining operations and modernization and expansion of the Mountain Pass facility, could have a material adverse effect on our business, results of operations and financial condition.
Sales of lanthanum accounted for 72% and 73% of our net sales and lanthanum oxide accounted for 24% and 18% of our net sales for the six months ended June 30, 2010 and 2009, respectively. There is a limited market for our lanthanum and two customers together comprised 89% and 73% of our total product revenue for the six months ended June 30, 2010 and 2009, respectively. Both of our contracts with these two customers have expired and we currently sell to them on a spot basis. We anticipate that sales of lanthanum and didymium oxide will make up a significant percentage of our net sales until we complete the modernization and expansion of the Mountain Pass facility.
If our total sales of lanthanum to these two customers are reduced or if the prices we realize from these customers are reduced before we are able to reduce costs, our operating revenues would likely be materially adversely affected. As a result, significant changes in volume, prices or other terms with these customers, prior to the completion of the restart of our mining operations and modernization and expansion of the Mountain Pass facility could have a material adverse effect on our business, results of operations and financial condition.
We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.
Because our sole source of revenue is the sale of rare earth minerals and products, changes in demand for, and the market price of, rare earth minerals and products could significantly affect our profitability. The value and price of our common stock and our financial results may be significantly adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.
As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. Similarly, there can be no assurance that the recent increase in market prices will be sustained in future periods. Protracted periods of low prices for rare earth minerals and products could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, REO production operations, impair asset values and reduce our proven and probable rare earth ore reserves.
Demand for our products may be impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronic industries. Lack of growth in these markets may adversely affect the demand for our products.
In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high rare earth mineral market prices generally are beneficial to our financial performance. However, strong rare earth mineral prices also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for rare earth minerals and products, and at the same time may incentivize development of otherwise marginal mining properties.

Our business will be adversely affected if we do not successfully implement new processing technologies and capabilities.
Our processing technologies and capabilities are key components of our competitive strengths and are expected to contribute to low operating costs and increasing the life of the ore body at the Mountain Pass facility. In the second quarter of 2010, we began to process bastnasite concentrate from our stockpiles in an effort to significantly improve these technologies and capabilities and optimize recovery rates. Although this effort has been successful at pilot-scale level with over 95% recovery, we may not be able to scale the new technology and recovery rates to commercial levels, or may not be able to do so by 2011, as planned. We are also working to optimize other steps in our production process. Any failure may affect our ability to achieve the expected benefits of the new technologies and may have a material adverse effect on our financial condition or results of operations.
We operate in a highly competitive industry.
The rare earths mining and processing markets are capital intensive and competitive. Our Chinese competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities. Additionally, the Chinese producers have historically been able to produce at relatively low costs due to domestic economic factors. Even upon successful implementation of the new processing technologies and capabilities at the Mountain Pass facility, if we are not able to achieve anticipated costs of production, then any strategic advantages that our competitors may have over us, such as lower labor costs, could have a material adverse effect on our business.
An increase in the global supply of rare earth products, dumping and predatory pricing by our competitors may materially adversely affect our profitability.
The pricing and demand for our products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REO products. It is estimated that China accounted for approximately 97% of global REO production in 2008. China also dominates the manufacture of metals and NdFeB magnets from rare earths, a capacity that is not currently found in the United States. Once we reach full planned production rates for REOs and other planned downstream products, the increased competition may lead our competitors to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth production processes that are not patented. We also have a proven technology and product development group and as of June 30, 2010, held 18 issued and pending U.S. patents and patent applications, and 146 issued and pending foreign patents and patent applications. We intend to rely on patented products, such as XSORBX®, and related licensing agreements to establish proprietary markets for low demand REEs. These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents, or the cost to defend ourselves against patent infringement actions by others, could be substantial.

Proprietary trade secrets and unpatented know-how are also very important to our business. We rely on trade secrets to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We may not be able to obtain additional patents and the legal protection afforded by any additional patents may not adequately protect our rights or permit us to gain or keep any competitive advantage.
Our ability to obtain additional patents is uncertain and the legal protection afforded by these patents is limited and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, the specific content required of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the United States or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection. Even if patents are issued regarding our products and processes, our competitors may challenge the validity of those patents. Patents also will not protect our products and processes if competitors devise ways of making products without infringing our patents.
If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to sell our existing products or commercialize new products.
There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the United States and elsewhere in the world that relate to our rare earth products and processes. Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.
Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our expansion and modernization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:
•	be prohibited from, or delayed in, selling or licensing some of our products or using some of our processes unless the patent holder licenses the patent to us, which it is not required to do;
•	be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or
•	be required to redesign a product or process so it does not infringe a third party’s patent, which may not be possible or could require substantial funds and time.
In addition, we could be subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties.
If we are unable to resolve claims that may be brought against us by third parties related to their intellectual property rights on terms acceptable to us, we may be precluded from offering some of our products or using some of our processes.

Power shortages at the Mountain Pass facility may temporarily delay mining and processing operations and increase costs, which may materially adversely impact our business.
Due to its position on the regional electric grid, the Mountain Pass facility faces occasional power shortages during peak periods. Instability in electrical supply in past years has caused sporadic outages and brownouts and higher costs. Such outages and brownouts have had a negative impact on production. We plan to install a natural gas powered co-generation power plant as part of our modernization and expansion of the Mountain Pass facility to reduce energy costs at the Mountain Pass facility as well as minimize or eliminate our reliance on the regional electric power grid. If the co-generation power plant is not installed, or is significantly delayed, we will remain subject to the effects of occasional power outages and brownouts and could experience temporary interruptions of mining and processing operations. We then may be unable to fill customer orders in a timely manner and may be subject to higher power costs at the Mountain Pass facility. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue. In addition, if power to the Mountain Pass facility is disrupted during certain phases of our REO extraction process, we may incur significant expenses that may adversely affect our business.
Increasing costs or limited access to raw materials may adversely affect our profitability.
We use significant amounts of hydrochloric acid and sodium hydroxide as reagents to process REOs. We ultimately intend to produce our own hydrochloric acid and sodium hydroxide at the Mountain Pass facility. While the technology used to produce hydrochloric acid and sodium hydroxide is well developed, this technology has not yet been implemented at the Mountain Pass facility. Accordingly, we currently purchase hydrochloric acid and sodium hydroxide in the open market and, as a result, could be subject to significant volatility in the cost or availability of these reagents. We may not be able to pass increased prices for these reagents through to our customers in the form of price increases. A significant increase in the price, or decrease in the availability, of these reagents before we perfect our ability to produce them on site could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.
Fluctuations in transportation costs or disruptions in transportation services could increase competition or impair our ability to supply rare earth minerals or products to our customers, which could adversely affect our results of operations.
Finding affordable and dependable transportation is important because it allows us to supply customers around the world. Labor disputes, derailments, adverse weather conditions or other environmental events and changes to rail or ocean freight systems could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.
We must process REOs to exacting specifications in order to provide customers with a consistently high quality product. An inability to perfect the mineral extraction process to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations.
We process REOs to meet customer needs and specifications and to provide customers with a consistently high quality product and a purity higher than previously achieved in prior mining operations at the Mountain Pass facility. An inability to perfect the mineral extraction process to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.
Diminished access to water may adversely affect our operations.
Currently, processing of REOs requires significant amounts of water. The technology we are developing to significantly reduce our need for fresh water, including proprietary production of our own hydrochloric acid and sodium hydroxide from waste water at our own chlor-alkali plant, has not yet been proven at commercial scale and has not yet been implemented. Although we believe our existing water rights and water supply are sufficient to meet our projected water requirements, any decrease or disruption in our available water supply until this technology is successfully developed may have a material adverse effect on our operations and our financial condition or results of operations.

Inaccuracies in our estimates of REO reserves and resource deposits could result in lower than expected revenues and higher than expected costs.
We base our REO reserve and resource estimates on engineering, economic and geological data assembled and analyzed by outside firms, which are reviewed by our engineers and geologists. Ore reserve estimates, however, are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of REO reserves and non-reserve REO deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable REO reserves necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:
•	geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;
•	assumptions concerning future prices of rare earth products, operating costs, mining technology improvements, development costs and reclamation costs; and
•	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies.
Any inaccuracy in our estimates related to our REO reserves and non-reserve REO deposits could result in lower than expected revenues and higher than expected costs or a shortened estimated life for the mine at the Mountain Pass facility.
Period-to-period conversion of probable rare earth ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods and changes in safe mining practices, economic considerations and new regulatory requirements.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
As of June 30, 2010, approximately 71 employees at the Mountain Pass facility were covered by a collective bargaining agreement with the United Steelworkers of America that expires in March 2012. A work stoppage at the Mountain Pass facility could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
A shortage of skilled technicians and engineers may further increase operating costs, which may materially adversely affect our results of operations.
Efficient production of rare earth products using modern techniques and equipment requires skilled technicians and engineers. In addition, our expansion efforts will significantly increase the number of skilled technicians and engineers required to successfully operate our business. In the event that we are unable to hire and train the necessary number of skilled technicians and engineers, there could be an adverse impact on our labor costs and our ability to reach full planned production levels in a timely manner, which could have a material adverse effect on our results of operations.

We depend on key personnel for the success of our business.
We depend on the services of our senior management team and other key personnel. The loss of the services of any member of senior management or a key employee could have an adverse effect on our business. We may not be able to locate, attract or employ on acceptable terms qualified replacements for senior management or other key employees if their services are no longer available.
Because of the dangers involved in the mining of minerals and the manufacture of mineral products, there is a risk that we may incur liability or damages as we conduct our business.
The mining of minerals and the manufacture of mineral products involves numerous hazards, including:
•	unusual and unexpected rock formations affecting ore or wall rock characteristics;
•	ground or slope failures;
•	environmental hazards;
•	industrial accidents;
•	processing problems;
•	periodic interruptions due to inclement or hazardous weather conditions or other acts of God; and
•	mechanical equipment failure and facility performance problems.
Although we maintain insurance to address certain risks involved in our business, such as coverage for pollution liability, property damage, business interruption and workers compensation, there can be no assurance that we will be able to maintain insurance to cover these risks at economically feasible premiums. Additionally, we cannot be certain that all claims we may make under our insurance policies will be deemed to be within the scope of, or fully covered by, our policies. Furthermore, we do not maintain coverage for losses resulting from acts of terrorism. We might also become subject to liability for environmental damage or other hazards that may be uninsurable or for which we may elect not to insure because of premium costs or commercial impracticality. These policies contain limits of coverage and exclusions that are typical of such policies generally. For example, our pollution liability policy has $20 million aggregate and per incident limits and excludes, among other things, costs associated with closure, post-closure and reclamation. The payment of such premiums, or the assumption of such liabilities, may have a material adverse effect on our financial position and results of operations.
Risks Related to Environmental Regulation
Our operations are subject to extensive and costly environmental requirements; and current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue our current operations or to undertake new operations.
We are subject to numerous and detailed, federal, state and local environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, GHG emissions, water usage and pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. Consequently, the modernization and expansion of the Mountain Pass facility may be delayed, limited or prevented and current operations may be curtailed. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, these environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. For example, GHG emission regulation is becoming more rigorous. As a result of our planned expansion, we expect to be required to report annual GHG emissions from our operations, and additional GHG emission related requirements are in various stages of development. The U.S. Congress is considering various legislative proposals to address climate change, including a nationwide limit on GHGs. In addition, the EPA has issued regulatory findings and the “Tailoring Rule” that would subject GHG emissions from stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. California also may establish GHG emission regulations pursuant to its Global Warming Solutions Act. If made effective, any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, financial condition, reputation, operating performance and product demand.
Any future changes in these laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business, results of operations and financial condition.
We are subject to the Federal Mine Safety and Health Act of 1977 and the California Occupational Safety and Health Program, and regulations adopted pursuant thereto, which impose stringent health and safety standards on numerous aspects of our operations.
Our operations at the Mountain Pass facility are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the Mine Act, and the regulations adopted by the California Occupational Safety and Health Administration, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business, financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.
Our operations may affect the environment or cause exposure to hazardous substances, any of which could result in material costs, obligations or liabilities.
Our operations currently use, and in the past have used, hazardous materials and generate, and in the past have generated, hazardous and naturally occurring radioactive wastes. The Mountain Pass facility has been used for mining and related purposes since 1952, and contamination is known to exist around the facility. We may be subject to claims under environmental laws, regulations and permits for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. The Mountain Pass facility is currently subject to an order issued by the Lahontan Regional Water Quality Control Board pursuant to which we have conducted various investigatory and remedial actions, primarily related to certain onsite impoundments, including groundwater monitoring, extraction and treatment and soil remediation. We are still in the process of delineating the extent of groundwater contamination at and around the facility and cannot assure you that we will not incur material costs relating to the remediation of such contamination. Also, prior to our acquisition of the Mountain Pass facility, leaks in a wastewater pipeline from the Mountain Pass facility to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. However, that contamination is being remediated by Chevron Mining Inc., who retained ownership of the ponds and the pipeline. A portion of the pipeline extends onto property owned by Molycorp but is part of the pipeline removal and remediation being conducted by Chevron Mining Inc. at its expense. In addition to claims arising out of our current or former properties, such claims may arise in connection with contaminated third-party sites at which we have disposed of waste. As a matter of law, and despite any contractual indemnity or allocation arrangements or acquisition agreements to the contrary, our liability for these claims may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share. These and similar unforeseen impacts that our operations may have on the environment, as well as human exposure to hazardous or radioactive materials or wastes associated with our operations, could have a material adverse effect on our business, reputation, results of operation and financial condition.

We may be unable to obtain, maintain or renew permits necessary for the development or operation of the Mountain Pass facility, which could have a material adverse effect on our business, results of operations and financial condition.
We must obtain a number of permits that impose strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with our current and future operations, including the modernization and expansion of the Mountain Pass facility. To obtain certain permits, we may be required to conduct environmental studies and collect and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment and to take steps to avoid or mitigate those impacts. The permitting rules, and interpretation thereof, are complex and have tended to become more stringent over time. In some cases, the public (including environmental interest groups) has rights to comment upon and submit objections to permit applications and environmental analysis prepared in connection therewith, and otherwise participate in the permitting process, including challenging the issuance of permits, validity of environmental analyses and determinations and performance of permitted activities. Accordingly, permits required for our operations, including the modernization and expansion of the Mountain Pass facility, may not be issued, maintained or renewed in a timely fashion or at all, or may be issued or renewed upon conditions that restrict our ability to conduct our operations economically. Any such failure to obtain, maintain or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.
Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business and results of operations.
We are generally obligated to restore property after it has been mined in accordance with regulatory standards and our approved Reclamation Plan. We are required under federal, state and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The failure to acquire, maintain or renew such assurances, as required by federal, state and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such failure could result from a variety of factors, including:
•	the lack of availability, higher expense or unreasonable terms of such financial assurances;
•	the ability of current and future financial assurance counterparties to increase required collateral; and
•	the exercise by third-party financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.
Our inability to acquire or failure to maintain or renew such financial assurances could have a material adverse effect on our business, financial condition and results of operations.
If the assumptions underlying our reclamation plan and mine closure obligations are inaccurate, we could be required to expend materially greater amounts than anticipated to reclaim mined property, which could materially and adversely affect our business, results of operations and financial condition.
Federal, state and local laws and regulations establish reclamation and closure standards applicable to our surface mining and other operations as well. Estimates of our total reclamation and mine closing liabilities are based upon our closure and reclamation plans, third-party expert reports, current applicable laws and regulations, certain permit terms and our engineering expertise related to these requirements. Any change in the underlying assumptions or other variation between the estimated liabilities and actual costs could materially and adversely affect our business, results of operations and financial condition.

Risks Related to Ownership of Our Common Stock
A trading market that will provide our stockholders with adequate liquidity may not develop. The price of our common stock may fluctuate significantly, and stockholders could lose all or part of their investment.
Our shares of common stock began trading on the New York Stock Exchange, or NYSE, in July 2010. An active trading market for our common stock may not be sustained, which could depress the market price of our common stock and could affect your ability to sell your shares of common stock. Limited trading volumes and liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of our common stock and limit the number of investors who are able to buy our common stock.
The market price of our common stock is likely to be highly volatile and may be influenced by many factors, some of which are beyond our control, including:
•	our quarterly or annual earnings or those of other companies in our industry;
•	loss of a large customer;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	general economic conditions;
•	the failure of securities analysts to cover our stock or changes in financial estimates by analysts;
•	future sales of our common stock; and
•	other factors described in this “Risk Factors” section.
Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our stock price and trading volume.
We currently expect securities research analysts to establish and publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts’ projections. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. Additionally, while we expect securities research analyst coverage, if no securities or industry analysts commence coverage of us, the trading price of our stock and the trading volume could decline.
Future sales of shares of common stock by stockholders could depress the market price of our common stock.
Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could depress the market price of our common stock. As of September 2, 2010, we had 82,253,700 shares of common stock outstanding. After the lock-up agreements with the underwriters in our initial public offering expire, approximately 55,644,800 of our 82,253,700 outstanding shares of common stock will be eligible for sale in the public market (including 2,500,000 shares sold in our initial public offering to our previously existing stockholders), 55,153,066 of which are beneficially owned by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

If our previously existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up period and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly. Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. may, in their sole discretion, permit our executive officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements.
In addition, the shares reserved for future issuance under our new stock incentive plan will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.
The availability of shares of our common stock for sale in the future could reduce the market price of our common stock.
In the future, we may issue additional securities to raise capital. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock. In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.
We do not intend to pay dividends in the foreseeable future.
For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.
Anti-takeover provisions contained in our certificate of incorporation and bylaws after the corporate reorganization, as well as provisions of Delaware law, could impair a takeover attempt.
Our certificate of incorporation and bylaws provisions may have the effect of delaying, deferring or discouraging a prospective acquirer from making a tender offer for our shares or otherwise attempting to obtain control of us. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their shares. Moreover, these provisions could discourage accumulations of large blocks of common stock, thus depriving stockholders of any advantages which large accumulations of stock might provide.
As a Delaware corporation, we will also be subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware. Section 203 prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless the business combination was approved in advance by our board of directors, results in the stockholder holding more than 85% of our outstanding common stock or is approved by the holders of at least 66 2/3% of our outstanding common stock not held by the stockholder engaging in the transaction.
Any provision of our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our board of directors can issue, without stockholder approval, preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock.
Our board of directors can issue, without stockholder approval, preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock and reduce the likelihood that such holders will receive dividend payments or payments upon liquidation. Such issuance could have the effect of decreasing the market price of the common stock. The issuance of preferred stock or even the ability to issue preferred stock could also have the effect of delaying, deterring or preventing a change of control or other corporate action.
We identified a material weakness in our internal control over financial reporting which, if not satisfactorily remediated, could result in material misstatements in our consolidated financial statements in future periods.
During the preparation of our consolidated financial statements as of December 31, 2009 and 2008 and for the year ended December 31, 2009, the period from June 12, 2008 (Inception) through December 31, 2008, and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2009, we identified deficiencies in our internal control over financial reporting which, when considered in the aggregate, represent a material weakness. If not remediated, this material weakness could result in material misstatements in our consolidated financial statements in future periods. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting and financial reporting knowledge, experience and training in the application of U.S. generally accepted accounting principles, or U.S. GAAP. We also did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and to produce timely and accurate consolidated financial statements in accordance with U.S. GAAP.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
In late 2009, we commenced remediation actions which included hiring several individuals with significant accounting, auditing and financial reporting experience and devoting significant resources to improving our system of processes and internal controls. Specifically, we hired a chief financial officer, a corporate controller and a director of financial reporting, and in early 2010, we hired an accounting manager for the Mountain Pass facility, all of whom are Certified Public Accountants. We also installed additional functionality and increased the integration of our information technology systems to increase automation and accuracy within our processes. If our actions are not effective in correcting the material weakness and we continue to experience material weaknesses, investors could lose confidence in our financial reporting, particularly if such weaknesses result in a restatement of our financial results, and our stock price could decline.
We will be required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls. If we are unable to achieve and maintain effective internal controls, particularly in a period of anticipated rapid growth, our operating results and financial condition could be harmed.
We will be required to comply with Section 404 of the Sarbanes-Oxley Act beginning with the year ending December 31, 2011. Section 404 requires that we evaluate our internal control over financial reporting to enable management to report on the effectiveness of those controls. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. GAAP. While we have begun the comprehensive process of evaluating our internal controls, we are in the early phases of our review and we cannot predict the outcome of our review at this time. During the course of the review, we may identify additional control deficiencies of varying degrees of severity, in addition to the material weakness discussed above.

We have taken steps to improve our internal control over financial reporting, including identification of deficiencies in the knowledge and expertise of personnel required in the accounting and finance functions of a public company. We have incurred significant costs to remediate our material weakness and deficiencies and improve our internal controls, and will incur additional expense as we undertake the modernization and expansion of the Mountain Pass facility. As we implement this modernization and expansion, the resulting growth in our business will require us to implement additional internal controls. To comply with Sarbanes-Oxley requirements, especially during this period of anticipated rapid growth, we will need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and legal staff. If we are unable to upgrade our systems and procedures or hire the necessary additional personnel in a timely and effective fashion, we may not be able to comply with our financial reporting requirements and other rules that apply to public companies.
As a public company, we are required to report internal control deficiencies that constitute material weaknesses in our internal control over financial reporting. If we qualify as an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 of the Exchange Act, we will be required to obtain an audit report from our independent registered public accounting firm beginning in 2011 regarding the effectiveness of our internal controls over financial reporting. If we fail to implement the requirements of Section 404 in a timely manner, if we or, to the extent applicable, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting are effective, or if we fail to comply with our financial reporting requirements, investors may lose confidence in the accuracy and completeness of our financial reports.
We will incur increased costs as a result of being a publicly traded corporation.
We have no history operating as a publicly traded corporation. As a publicly traded corporation, we will incur additional legal, accounting and other expenses that we did not incur as a private company. This increase will be due to the increased accounting support services, filing annual and quarterly reports with the Securities and Exchange Commission, or SEC, increased audit fees, investor relations, directors’ fees, directors’ and officers’ insurance, legal fees, stock exchange listing fees and registrar and transfer agent fees. In addition, we expect that complying with the rules and regulations implemented by the SEC and NYSE will increase our legal and financial compliance costs and make activities more time-consuming and costly. For example, as a result of becoming a publicly traded corporation, we are required to have a board containing a majority of independent directors, create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. In addition, we will incur additional costs associated with our publicly traded corporation reporting requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Recent Sales of Unregistered Securities
On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interests in entities that hold member interests in Molycorp, LLC to Molycorp, Inc. in exchange for 1,261,149.24 shares of Class A common stock of Molycorp, Inc. Additionally on April 15, 2010, all of the holders of profits interests in Molycorp Minerals contributed all of their profits interests to Molycorp, Inc. in exchange for 78,788.33 shares of Class B common stock of Molycorp, Inc.
On May 28, 2010, the holders of Class A common stock of Molycorp, Inc. contributed an aggregate of $5,000,000 to Molycorp, Inc. in exchange for 49,519.69 shares of Class A common stock of Molycorp, Inc.
Each share of Class A common stock and Class B common stock of Molycorp, Inc. automatically converted into shares of common stock of Molycorp, Inc. immediately prior to the consummation of Molycorp, Inc.’s initial public offering of common stock at a conversion ratio dependent on the return that holders of shares of Class A common stock received. This return was determined on the value of the outstanding equity of Molycorp, Inc. immediately prior to the initial public offering based on the price of the common stock in the initial public offering as compared to the amount of total capital contributed by the holders of shares of Class A common stock plus a compounded annual rate of return of 10%.

(b) Use of Proceeds
Our initial public offering of common stock, par value $0.001 per share, was effected through a Registration Statement on Form S-1 (Registration No. 333-166129) that was declared effective by the Securities and Exchange Commission on July 29, 2010. On August 3, 2010, Molycorp, Inc. completed its initial public offering of common stock. In connection with its initial public offering, Molycorp, Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares of common stock issued in connection with the underwriters’ option to purchase additional shares). Total net proceeds of the offering were approximately $379.2 million (including net offering proceeds of $13.1 million for shares purchased by the underwriters upon their partial exercise of their overallotment option) after deducting $28.3 million in underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The managing underwriters of the offering were Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc.
We intend to use our net proceeds from the initial public offering to fund a portion of our modernization and expansion of the Mountain Pass facility and to fund all of our cash collateral requirements. Through September 2, 2010, we have used approximately $3.0 million and $1.3 million of the net proceeds from the initial public offering for capital expenditures including, construction and refurbishment of Mountain Pass facilities, and working capital, respectively. Pending application of the remaining net proceeds as described above, through September 2, 2010, we have invested $374.9 million in net proceeds from the offering in money market funds. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated July 29, 2010 filed by us with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	[REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION.
Mine Safety Practices
Our operations at the Mountain Pass facility are subject to the Mine Act and the regulations adopted by the California Occupational Safety and Health Administration, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters.
The Mountain Pass facility maintains a rigorous safety program. Our employees and contractors are required to complete 24 hours of initial safety training, as well as an 8 hour annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe. As a direct result of this commitment to safety, the Mountain Pass facility has an exceptional safety record, which as of September 2, 2010, stood at 1,878 days worked without a lost-time or restricted work accident. Lost-time incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee’s scheduled work. Our lost-time incidence rate for all operations for the three months ended June 30, 2010 was zero as compared to the national average of 1.32 for all surface metal mines during the respective period as reported by the MSHA. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted “Sentinels of Safety” award from the MSHA for three of the last four years. Within the last six years, the Mountain Pass facility has received numerous awards for safety, including: the MSHA Sentinels of Safety Award (2008, 2006 and 2004); the National Safety Council Awards — Perfect Record (2008, 2007, 2006, 2004); and the National Safety Council Awards — Occupational Excellence achievement award (2009, 2007 and 2004).
Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements regarding Coal or Other Mine Safety.
Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted on July 21, 2010, requires that mine operators provide certain safety information in their periodic reports filed with the SEC.

Below is information regarding the safety of our sole rare earth mine located at Mountain Pass, California for the three months ended June 30, 2010:

(A) Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104 of the Mine Act for which we received a citation from the MSHA	0
(B) Total number of orders issued under Section 104(b) of the Mine Act	0
(C) Total number of citations and orders for unwarrantable failure by us to comply with mandatory health or safety standards under Section 104(d) of the Mine Act	0
(D) Total number of flagrant violations under Section 110(b)(2) of the Mine Act	0
(E) Total number of imminent danger orders issued under Section 107(a) of the Mine Act	0
(F) Total dollar value of proposed assessments from the MSHA under the Mine Act	$1,620	(1)
(G) Total number of mining-related fatalities	0

(1)	In May 2010, we paid $1,620 for assessments from the MSHA for citations that were issued during routine inspections in March 2010. We have not yet received proposed assessments for the MSHA for citations that were issued during routine inspections in July 2010.
We have not received written notice from the MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under Section 104(e) of the Mine Act, or (ii) the potential to have such a pattern with respect to our sole rare earth mine located at Mountain Pass, California.
We have one pending legal action before the Federal Mine Safety and Health Review Commission as of June 30, 2010 involving our sole rare earth mine at Mountain Pass, California. On June 24, 2010, we filed a Notice to Contest Citation with the Federal Mine Safety and Health Review Commission pursuant to Section 105(d) of the Mine Act to contest a modification to a citation that was issued after we had paid the penalty assessment due on such citation.

ITEM 6.	EXHIBITS
Except as otherwise noted, the following exhibits are furnished with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010

3.2	Bylaws of Molycorp, Inc., amended as of August 3, 2010

10.1	Letter Agreement, dated April 16, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC

10.2	Contribution Agreement, dated April 15, 2010, by and among Molycorp, Inc., Molycorp, LLC, Molycorp Minerals, LLC and the parties listed therein

10.3	Stockholders Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein

10.4	Registration Rights Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein

10.5	Form of Restricted Stock Agreement

10.6	Termination and Mutual Release Agreement, dated June 16, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC

10.7	Sales/Buy-Back Agreement, dated June 1, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC

10.8	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and Mark A. Smith

10.9	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and James S. Allen

Exhibit
Number		Description

10.10		Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and John F. Ashburn, Jr.

10.11		Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and John L. Burba

10.12		Molycorp, Inc. 2010 Equity and Performance Incentive Plan

10.13
Letter Agreement, dated April 15, 2010, among Resource Capital Fund IV, L.P., Resource Capital Fund V, L.P., PP IV Mountain Pass II, LLC, PP IV MP AIV 1, LLC, PP IV MP AIV 2, LLC, PP IV MP AIV 3, LLC, TNA Moly Group, LLC, MP Rare Company, LLC and KMSmith, LLC

10.14		Form of Director and Officer Indemnification Agreement

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1		Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOLYCORP, INC.

September 3, 2010	By:	/s/ Mark A. Smith
Mark A. Smith
President and Chief Executive Officer (Authorized Officer)

September 3, 2010	By:	/s/ James S. Allen
James S. Allen
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description

3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 and incorporated herein by reference)

3.2		Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 and incorporated herein by reference)

10.1
Letter Agreement, dated April 16, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (filed as Exhibit 10.2 to Molycorp, Inc.’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166129) filed on May 25, 2010 and incorporated herein by reference)

10.2
Contribution Agreement, dated April 15, 2010, by and among Molycorp, Inc., Molycorp, LLC, Molycorp Minerals, LLC and the parties listed therein (filed as Exhibit 10.4 to Molycorp, Inc.’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166129) filed on May 25, 2010 and incorporated herein by reference)

10.3
Stockholders Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein (filed as Exhibit 10.5 to Molycorp, Inc.’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166129) filed on May 25, 2010 and incorporated herein by reference)

10.4
Registration Rights Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein (filed as Exhibit 10.6 to Molycorp, Inc.’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166129) filed on May 25, 2010 and incorporated herein by reference)

10.5	†
Form of Restricted Stock Agreement (filed as Exhibit 10.7 to Molycorp, Inc.’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-166129) filed on May 25, 2010 and incorporated herein by reference)

10.6
Termination and Mutual Release Agreement, dated June 16, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (filed as Exhibit 10.9 to Molycorp, Inc.’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-166129) filed on June 21, 2010 and incorporated herein by reference)

10.7
Sales/Buy-Back Agreement, dated June 1, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (filed as Exhibit 10.10 to Molycorp, Inc.’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-166129) filed on June 21, 2010 and incorporated herein by reference)

10.8	†
Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and Mark A. Smith (filed as Exhibit 10.11 to Molycorp, Inc.’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-166129) filed on June 21, 2010 and incorporated herein by reference)

10.9	†
Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and James S. Allen (filed as Exhibit 10.12 to Molycorp, Inc.’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-166129) filed on June 21, 2010 and incorporated herein by reference)

10.10	†
Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and John F. Ashburn, Jr. (filed as Exhibit 10.13 to Molycorp, Inc.’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-166129) filed on June 21, 2010 and incorporated herein by reference)

10.11	†
Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and John L. Burba (filed as Exhibit 10.14 to Molycorp, Inc.’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-166129) filed on June 21, 2010 and incorporated herein by reference)

Exhibit
Number		Description

10.12	†
Molycorp, Inc. 2010 Equity and Performance Incentive Plan (filed as Exhibit 10.15 to Molycorp, Inc.’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-166129) filed on June 21, 2010 and incorporated herein by reference)

10.13
Letter Agreement, dated April 15, 2010, among Resource Capital Fund IV, L.P., Resource Capital Fund V, L.P., PP IV Mountain Pass II, LLC, PP IV MP AIV 1, LLC, PP IV MP AIV 2, LLC, PP IV MP AIV 3, LLC, TNA Moly Group, LLC, MP Rare Company, LLC and KMSmith, LLC (filed as Exhibit 10.16 to Molycorp, Inc.’s Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-166129) filed on June 21, 2010 and incorporated herein by reference)

10.14
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.18 to Molycorp, Inc.’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-166129) filed on July 13, 2010 and incorporated herein by reference)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	**	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.

†	Exhibit constitutes a management contract or compensatory plan or agreement.