Form 10-Q
period 2010-09-30
Molycorp, Inc.
filed 2010-11-15
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34827
Molycorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	27-2301797 (I.R.S. Employer Identification No.)
of incorporation or organization)

5619 Denver Tech Center Parkway, Suite 1000
Greenwood Village, Colorado (Address of principal executive offices)	80111 (Zip Code)
(303) 843-8040
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2010, the registrant had 82,291,200 shares of common stock, par value $0.001 per share, outstanding.

MOLYCORP, INC.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$351,472	$6,929
Trade accounts receivable	5,187	1,221
Inventory	13,272	8,545
Prepaid expenses and other	1,437	1,825

Total current assets	371,368	18,520

Non-current assets:
Deposits	$20,200	$—
Property, plant and equipment, net	75,503	66,352
Inventory	8,762	12,090
Intangible asset, net	655	704

Total non-current assets	105,120	79,146

Total assets	$476,488	$97,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,330	$2,886
Accrued expenses	2,190	5,963
Short-term borrowing — related party	5,008	—
Current portion of asset retirement obligation	543	693

Total current liabilities	16,071	9,542

Non-current liabilities:
Asset retirement obligation	$11,307	$13,509
Other non-current liabilities	87	—

Total non-current liabilities	11,394	13,509

Total liabilities	$27,465	$23,051

Stockholders’ equity:
Common stock, $0.001 par value; 414,000,000 shares authorized at September 30, 2010; 82,253,700 and 0 shares outstanding at September 30, 2010 and December 31, 2009, respectively	82	—
Class A common stock, $0.001 par value; 0 and 60,000,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 0 and 44,998,185 shares outstanding at September 30, 2010 and December 31, 2009, respectively	—	44
Class B common stock, $0.001 par value; 0 and 40,000,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 0 and 0 shares outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	532,787	117,232
Deficit accumulated during the development stage	(83,846)	(42,661)

Total stockholders’ equity	449,023	74,615

Total liabilities and stockholders’ equity	$476,488	$97,666

See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended		Total from June 12, 2008
	September 30,		September 30,		(Inception) Through
	2010	2009	2010	2009	September 30, 2010
Net sales	$8,410	$1,960	$13,176	$4,889	$22,406
Operating costs and expenses:
Cost of goods sold	(7,619)	(5,272)	(18,989)	(14,896)	(53,801)
Selling, general and administrative	(4,117)	(3,172)	(12,851)	(8,380)	(28,274)
Stock-based compensation	(6,527)	—	(21,660)	(241)	(21,901)
Depreciation and amortization	(83)	(60)	(239)	(123)	(449)
Accretion expense	(216)	(252)	(695)	(755)	(1,951)

Operating loss	(10,152)	(6,796)	(41,258)	(19,506)	(83,970)

Other income (expense):
Other income	14	19	80	124	315
Interest income (expense), net	(7)	(126)	(7)	(110)	(191)

Net loss	$(10,145)	$(6,903)	$(41,185)	$(19,492)	$(83,846)

Weighted average shares outstanding (Common shares) (1)
Basic	70,019,847	38,835,179	56,027,460	38,831,232	44,721,664

Diluted	70,019,847	38,835,179	56,027,460	38,831,232	44,721,664

Loss per share of common stock:
Basic	$(0.14)	$(0.18)	$(0.74)	$(0.50)	$(1.87)

Diluted	$(0.14)	$(0.18)	$(0.74)	$(0.50)	$(1.87)

(1)	Weighted average shares outstanding include the retroactive treatment of exchange ratios for conversion of Class A common shares and Class B common shares to common stock in conjunction with the initial public offering.
See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

						Deficit
						Accumulated
					Additional	During the	Total
	Class A Common Stock (1)		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at December 31, 2009	44,998,185	$45	—	$—	$117,231	$(42,661)	$74,615
Issuance of shares to original shareholders	5,767,670	6	—	—	14,994	—	15,000
Exercise of employee options	126,405	—	—	—	300	—	300
Conversion of Class A common stock to common stock in conjunction with the initial public offering	(50,892,260)	(51)	50,892,260	51	—	—	—
Sale of shares of common stock at $14.00 per share in initial public offering, net of underwriting fees and other offering costs of $29.2 million	—	—	29,128,700	29	378,604	—	378,633
Stock-based compensation expense			2,232,740	2	21,658	—	21,660
Net loss	—	—	—	—	—	(41,185)	(41,185)

Balance at September 30, 2010	—	$—	82,253,700	$82	$532,787	$(83,846)	$449,023

(1)	Weighted average shares outstanding include the retroactive treatment of exchange ratios for conversion of Class A common shares and Class B common shares to common stock in conjunction with the initial public offering.
See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

			Total from
	Nine Months Ended		June 12, 2008
	September 30,		(Inception) through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(41,185)	$(19,492)	$(83,846)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,059	2,894	8,891
Accretion of asset retirement obligation	695	755	1,951
Non-cash inventory write-downs	1,555	7,457	20,099
Non-cash stock-based compensation expense	21,660	241	22,051
Loss on sale on assets	13	2	15

Changes in operating assets and liabilities:
Accounts receivable	(3,966)	173	(5,738)
Inventory	(2,955)	(10,837)	(19,952)
Prepaid expenses and other	388	1,080	(886)
Accounts payable	3,265	(680)	3,653
Asset retirement obligation	(507)	(295)	(894)
Accrued expenses	(4,264)	2,119	3,703

Net cash used in operating activities	(21,242)	(16,583)	(50,953)

Cash flows from investing activities:
Acquisition of the Mountain Pass facility	—	—	(82,150)
Proceeds from sale of investment in joint venture	—	9,700	9,700
Deposits	(20,200)	—	(20,200)
Capital expenditures	(12,965)	(5,365)	(20,571)
Proceeds from sale of assets	9	5	14

Net cash used in (provided by) investing activities	(33,156)	4,340	(113,207)

Cash flows provided by financing activities:
Capital contributions from original stockholders	15,000	7,949	125,004
Net proceeds from sale of common stock in conjunction with the initial public offering	378,633	—	378,633
Proceeds from exercise of options	300	50	350
Short-term borrowings — related party	5,008	6,637	11,645

Net cash provided by financing activities	398,941	14,636	515,632
Net change in cash and cash equivalents	344,543	2,393	351,472
Cash and cash equivalents at beginning of the period	6,929	2,189	—

Cash and cash equivalents at end of period	$351,472	$4,582	$351,472

See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)
(1) Company Background
Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interests in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and Molycorp Minerals, LLC became subsidiaries of Molycorp, Inc. (the “Corporate Reorganization”). On June 15, 2010, Molycorp, LLC was merged with and into Molycorp Minerals, LLC. On July 9, 2010, Molycorp, Inc. completed a 38.23435373-for-one stock split, which has been retroactively reflected in the historical financial data for all periods presented. On August 3, 2010, Molycorp, Inc. completed its initial public offering (“IPO”) of common stock. In connection with its IPO, Molycorp, Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares issued in connection with the underwriters’ option to purchase additional shares). Total net proceeds of the offering were approximately $378.6 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Immediately prior to the consummation of the IPO, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock. The conversion ratios for the Class A common stock and Class B common stock have been retroactively reflected in the historical financial information for all periods presented. Molycorp. Inc., together with its subsidiaries is referred to herein as the “Company” or “Molycorp”.
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

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(2) Basis of Presentation
The Company’s acquisition of the Mountain Pass facility has been accounted for as an acquisition of net assets and not a business combination. As described below, the Company’s current business plan includes investing substantial capital to restart mining operations, constructing and refurbishing processing facilities and other infrastructure, and expanding into metal and alloy production. Molycorp will continue as a development stage company until these activities have been completed, which is currently expected to be by the end of 2012.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934. While the December 31, 2009 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and notes that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited financial statements should be read in conjunction with Molycorp’s consolidated financial statements and related notes for the year ended December 31, 2009, and the period from June 12, 2008 (Inception) through December 31, 2008, included in Molycorp’s Registration Statement on Form S-1 (Registration No. 333-166129) and related prospectus dated July 29, 2010 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at September 30, 2010, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(3) Capital Requirements
Most of the facilities and equipment acquired with the Mountain Pass facility are at least 20 years old and must be modernized or replaced. Under its current business plan, the Company intends to spend approximately $511 million (see note 9(a)) through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and to expand into the production of metals and alloys. The Company expects to finance these expenditures, as well as its working capital requirements, with the $378.6 million of net proceeds, from its IPO, anticipated revenue from operations and debt financing, project financing, and/or federal government programs, including the U.S. Department of Energy loan guarantee program for which the Company submitted an application in June 2010.
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
(c) Cash and Cash Equivalents
Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Included in cash and cash equivalents at September 30, 2010, were $2.0 million in cash and $349.5 million in cash equivalent investments, which consisted of funds held in a money market account.
(d) Inventories
Inventories consist of work-in-process, finished goods, stockpiles of bastnasite and lanthanum concentrate, and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Inventory expected to be sold in the next 12 months is classified as a current asset in the consolidated balance sheets.
Write-downs to estimated net realizable value are charged to cost of goods sold. Many factors influence the market prices for REOs and, in the absence of established prices contained in customer contracts, management uses an independent pricing source to evaluate market prices for REOs at the end of each quarter. For the three months ended September 30, 2010 and 2009, the Company recognized write-downs of $0.6 million and $2.3 million, respectively, as a result of production costs in excess of certain REO market prices. For the nine months ended September 30, 2010 and 2009, and cumulatively for the period from June 12, 2008 (Inception) through September 30, 2010, the Company recognized write-downs of $1.6 million, $7.5 million and $20.1 million, respectively, as a result of production costs in excess of certain REO market prices.
The Company evaluates the carrying value of materials and supply inventories each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary.
At September 30, 2010 and December 31, 2009, inventory consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Current:
Work in process	$5,994	$4,797
Finished goods	5,700	2,685
Materials and supplies	1,578	1,063

Total current	$13,272	$8,545

Long-term:
Concentrate stockpiles	$8,617	$11,844
Finished goods	145	246

Total long-term	$8,762	$12,090

(e) Deposits
Deposits consists of $18.2 million held in an escrow account as collateral for surety bonds related to the Company’s reclamation obligations and $2.0 million held in an escrow account under a long-term vendor contract.
(f) Property, Plant and Equipment, net
Property, plant and equipment associated with the acquisition of the Mountain Pass facility was recorded at estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment and improvements that extend the useful life or functionality of the asset are capitalized. The Company capitalized $7.2 million and $1.7 million in plant modernization costs for the three months ended September 30, 2010 and 2009, respectively, and $15.6 million and $5.1 million in plant modernization costs in the nine months ended September 30, 2010 and 2009, respectively.
Mineral properties at September 30, 2010 and December 31, 2009 represent the purchase price allocated to mineral resources associated with the Mountain Pass facility. The Company will begin to amortize such mineral properties using the units of production method over estimated proven and probable reserves once mining operations resume, which is currently expected to occur in late 2011.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
At September 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$800	$800
Land improvements (15 years)	15,415	17,954
Buildings and improvements (4 to 27 years)	8,458	8,458
Plant and equipment (2 to 12 years)	20,357	12,065
Vehicles (7 years)	1,078	1,023
Computer software (3 years)	1,207	1,116
Furniture and fixtures (3 years)	42	41
Construction in progress	13,761	6,506
Mineral properties	23,138	23,138

Property, plant and equipment at cost	84,256	71,101
Less accumulated depreciation	(8,753)	(4,749)

Property, plant and equipment, net	$75,503	$66,352

In accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment, long-lived assets such as property, plant and equipment, mineral properties and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
(g) Intangible Asset
The Company acquired its trade name in connection with the Mountain Pass facility acquisition. Amortization is provided using the straight-line method based on an estimated useful life of 12 years. Amortization expense for each of the three months ended September 30, 2010 and 2009 was approximately $16,000. Amortization expense for the nine months ended September 30, 2010 and 2009, and cumulatively for the period from June 12, 2008 (Inception) through September 30, 2010 was approximately $49,000, $49,000 and $131,000, respectively. Amortization expense is estimated to be $65,000 annually for the remaining useful life.
(h) Investment in Joint Venture
In connection with the Mountain Pass facility acquisition, the Company acquired a one-third interest in a joint venture with Sumitomo Metals Industries, Ltd. of Japan (“Sumitomo”) called Sumikin Molycorp. The Company disposed of its interest in the joint venture to Sumitomo on July 9, 2009 for cash consideration of $9.7 million and recognized no gain.
(i) Accrued Expenses
Accrued expenses at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Waste disposal	$157	$1,500
Completion bonus	—	1,445
Defined contribution plan	683	988
Other	1,350	2,030

Total accrued expenses	$2,190	$5,963

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(j) Asset Retirement Obligation
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
In connection with an updated asset retirement obligation analysis prepared as of June 30, 2010, the Company determined that its asset retirement obligation was overstated by approximately $2.5 million as a result of not reducing its prior estimate for costs of soil remediation performed prior to the Company’s acquisition of the Mountain Pass facility. Because the depreciation of the overstated asset retirement costs and accretion of the asset retirement obligation had an immaterial impact on the Company’s net loss for all periods previously presented and cumulatively since inception, the Company reduced its asset retirement cost asset and asset retirement obligation by approximately $2.5 million effective April 1, 2010. The asset retirement cost was capitalized as part of the carrying amount of the related long-lived assets and is being depreciated over the assets’ remaining useful lives. Depreciation expense associated with the asset retirement cost was $0.3 million for each of the three months ended September 30, 2010 and 2009. Depreciation expense associated with the asset retirement cost was $0.8 million, $0.9 million and $2.3 million for the nine months ended September 30, 2010 and 2009, and cumulatively for the period from June 12, 2008 (Inception) through September 30, 2010, respectively. The following table presents the activity in our asset retirement obligation (in thousands):

	Nine Months	Year
	Ended	Ended
	September 30, 2010	December 31, 2009

Balance at beginning of period	$14,202	$13,583
Obligations settled	(507)	(387)
Accretion expense	695	1,006
Revision in estimated cash flows	(2,540)	—

Balance at end of period	$11,850	$14,202

The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At September 30, 2010, the Company had financial assurance requirements of $27.4 million that were satisfied with surety bonds secured by cash held in escrow, which the Company has placed with California state and regional agencies.
(k) Income Taxes
Prior to the Corporate Reorganization, the taxable income and losses of Molycorp, LLC were reported on the income tax returns of its members. Molycorp, Inc. is subject to federal and state income taxes and will file consolidated income tax returns. Molycorp recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Molycorp records a valuation allowance if, based on available information, it is deemed more likely than not that its deferred income tax assets will not be realized in full. As of September 30, 2010, the Company’s net loss of $33.4 million since the Corporate Reorganization included $21.7 million in stock-based compensation expense, which is a permanent difference between its losses for financial reporting and income tax purposes. Molycorp has generated a net deferred income tax benefit of $4.8 million as of September 30, 2010. However, as realization of these tax benefits is not assured, we have established a full valuation allowance against the net deferred tax assets.
(l) Stockholders’ Equity
Stockholders’ interests are represented by 82,253,700 and 44,998,185 shares of the Company’s common stock and Class A common stock at September 30, 2010 and December 31, 2009, respectively. Paid-in capital in the consolidated balance sheets represents amounts paid by stockholders or interests earned under certain stock compensation agreements. For the nine months ended September 30, 2010, the Company received contributions from its stockholders totaling $15.0 million in exchange for 5,767,670 shares of Class A common stock prior to the completion of the IPO. At the time of the IPO, an aggregate of 50,892,260 shares of Class A common stock were automatically converted into an aggregate of 50,892,260 shares of common stock. The Company also received net proceeds of $378.6 million after underwriter discounts and commissions and offering expenses paid by Molycorp, Inc. in exchange for 29,128,700 shares of common stock. An additional 2,232,740 common shares were issued in exchange for shares of Class B common stock held by certain employees and independent directors pursuant to incentive awards effective November 1, 2009. The Company recognized $21.7 million in stock-based compensation expense related to these awards for the nine months ended September 30, 2010.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(m) Earnings (loss) per Share
Basic (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) per share reflects the dilutive impact of unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if converted method,” as applicable, are used for the assumed proceeds upon the exercise of common stock equivalents at the average selling prices of the shares during the year. As of September 30, 2010, there were 744,246 unvested shares of common stock outstanding. As of September 30, 2009, there were vested options outstanding for the purchase of 126,405 shares of Class A common stock. All outstanding shares as of September 30, 2010 and 2009 were antidilutive in nature; consequently, the Company does not have any adjustments between earnings per share and diluted earnings per share.
(n) Comprehensive income (loss)
The Company does not have any items entering into the determination of comprehensive income (loss) other than net income (loss) for the three-month and nine-month periods ended September 30, 2010 and 2009.
(5) Commitments and Contingencies
(a) Self Insurance
The Company is self-insured for employee healthcare costs, subject to a related stop-loss agreement with an insurance company. The Company’s accrued liability associated with this obligation was $0.1 million at September 30, 2010 and December 31, 2009.
(b) Future Lease Commitments
The Company has certain operating leases for office space, land and certain equipment. The remaining annual minimum lease payments as of September 30, 2010 were $0.1 million for the remainder of 2010, $0.3 million for 2011 and $0.2 million each year thereafter until the year ended December 31, 2016.
On September 30, 2010, the Company entered into a natural gas transportation lease agreement with Kern River Gas Transmission Company under which Molycorp agreed, subject to certain conditions, to make payments totalling $5.2 million per year ($0.43 million per month) for 10 years beginning April 2012 to Kern River in exchange for the designing, permitting, constructing, operating, and maintaining of facilities necessary to provide natural gas to the power generation facility under construction at the Mountain Pass location.
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
(d) Labor Contract
Certain Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America, which expires on March 15, 2012. At September 30, 2010, 71 employees, or approximately 56% of the Company’s workforce, were covered by this collective bargaining agreement.
(e) Reclamation Surety Bonds
At September 30, 2010, Molycorp had placed $27.4 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(f) Insurance Premium Financing Agreement
At September 30, 2010, Molycorp was a party to a short-term premium financing agreement related to its property insurance policies. The unpaid principal balance of $0.1 million is included in accrued expenses in the consolidated balance sheet. The agreement requires monthly principal and interest payments of approximately $42,000 through November 2010.
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
The Company issued an option to its Chief Executive Officer on April 10, 2009 for the purchase of 145,214 shares of Company common stock (giving effect to the Corporate Reorganization and the conversion of Class A common stock into common stock in connection with the IPO). The option vested, and the related expense of approximately $241,000 was recognized on the date of grant. At December 31, 2009, there were vested options outstanding for the purchase of 124,468 shares of common stock with a stated exercise price of $2.41 per share. On February 1, 2010, the remaining options were exercised.
Effective November 1, 2009, 5,880,000 incentive shares of Molycorp Minerals, LLC were issued to certain employees and independent directors of the Company. At the time of issuance, due to Molycorp Minerals, LLC’s option to repurchase vested shares of terminated participants at a price other than fair value, these incentive shares were classified as liabilities and were valued at zero using the intrinsic value method. On April 15, 2010, all holders of incentive shares contributed their incentive shares to Molycorp, Inc. in exchange for 3,012,420 shares of Class B common stock of Molycorp, Inc., 1,004,140 shares of which vested immediately with an additional 1,004,140 shares vesting on September 30, 2010 and the remaining 1,004,140 shares vesting on September 30, 2011. The shares of Class B common stock were non-transferable and the Company had the right to repurchase vested shares upon the termination of employment for any reason.
The shares of Class B common stock automatically converted into shares of common stock, based on a conversion factor, immediately prior to completion of the IPO. On August 3, 2010, Molycorp completed an IPO of common stock at an offering price of $14.00 a share, at which time the shares of Class B common stock were converted into 2,232,740 shares of common stock, 744,247 of which remained vested with the remaining 1,488,493 vesting over a period of six months following the IPO. Stock-based compensation associated with these shares was approximately $6.5 million and $21.7 million for the three-month and nine-month periods ended September 30, 2010, respectively.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
(7) Concentrations
(a) Limited Number of Products
The Company’s current operations are limited primarily to the production and sale of REOs from stockpiled concentrates and the Company does not have the capability to significantly alter its product mix prior to completing the modernization and expansion of the Mountain Pass facility and the restart of mining operations. The percentages of sales for our most significant products, which are calculated as gross sales less freight costs, for the three and nine month periods ended September 30, 2010 and 2009, were approximately as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30	September 30
2010
Didymium Oxide	31%	20%
Lanthanum Oxide	18%	18%
Ceric Hydrate	18%	11%
Lanthanum Chlorohydrate	15%	9%
Lanthanum Concentrate	8%	32%

2009
Lanthanum Concentrate	85%	78%
Lanthanum Oxide	4%	12%
(b) Limited Number of Customers
There is a limited market for the REOs currently produced by the Company from stockpiled concentrates. The percentages of sales, which are calculated as gross sales less freight costs, to the Company’s largest customers, for the three and nine month periods ended September 30, 2010 and 2009, were approximately as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30	September 30
2010
Company A	23%	43%
Company B	22%	15%
Company C	18%	11%
Company D	17%	15%

2009
Company A	30%	21%
Company E	54%	57%
(c) Single Geographic Location
Currently, the Company’s only mining and production facility is the Mountain Pass facility, and the Company’s viability is based on the successful modernization and expansion of its operations. The deterioration or destruction of any part of the Mountain Pass facility, or legal restrictions related to current or anticipated operations at the Mountain Pass facility, may significantly hinder the Company’s ability to reach or maintain full planned production rates within the expected time frame, if at all.
(8) Related-Party Transactions
In February 2009, certain of the Company’s stockholders incurred certain costs in providing letters of credit and/or cash collateral to secure the surety bonds issued for the benefit of certain regulatory agencies relating to the Company’s Mountain Pass facility closure and reclamation obligations. The total amount of collateral provided by stockholders was $18.2 million. Under the terms of the agreement with its stockholders, the Company agreed to pay each such stockholder a 5% annual return on the amount of collateral provided, and the stockholders were entitled to receive quarterly payments, delayed payments, or payments-in-kind. In September 2010, the Company issued its own cash collateral in the amount of $18.2 million in replacement of the letters of credit and cash collateral provided by the stockholders. The Company paid fees due to stockholders in the amount of $0.8 million in September 2010. During each of the three months ended September 30, 2010 and 2009, the Company recognized approximately $0.5 million in compensation expense to stockholders under this agreement. During the nine months ended September 30, 2010 and 2009, the Company recognized approximately $0.4 million and $0.8 million, respectively, in compensation to the stockholders under this agreement, which is included in selling, general and administrative expense in the consolidated statements of operations. Accrued expenses in the consolidated balance sheets included payables to stockholders totaling zero and $0.6 million at September 30, 2010 and December 31, 2009, respectively, relating to these agreements.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
In June 2010, the Company entered into a transaction with Traxys North America LLC (“Traxys”), the parent of one of our stockholders, TNA Moly Group, LLC, under which it borrowed approximately $5.0 million, secured by certain product inventories. Borrowings under this agreement required an initial interest rate of 6% based on three-month LIBOR plus a margin, which is subject to adjustment every three months. No adjustments have been made to the interest rate since the agreement was signed. At September 30, 2010, interest payable associated with the agreement totaled approximately $89,000. Principal and interest under this agreement are payable from revenue generated from sales of the product inventories. During the third quarter, both parties agreed that 50% of all didymium oxide sales will be subject to this agreement.
During the quarter ended September 30, 2010, the Company and Traxys jointly marketed and sold certain lanthanum oxide, cerium oxide and erbium oxide products. Per the terms of this arrangement, the Company and Traxys split gross margin equally once all costs associated with the sale have been recovered by both parties. As a result of this arrangement, the Company purchased 134 thousand pounds of lanthanum oxide from Traxys for $1.2 million and approximately 12,000 pounds of cerium oxide for approximately $121,000 during the three months ended September 30, 2010. The Company purchased approximately 332,000 pounds of lanthanum oxide from Traxys for $1.7 million and approximately 20,000 pounds of cerium oxide for approximately $146,000 over the nine months ended September 30, 2010. The Company recorded a receivable from Traxys of approximately $14,000 related to the final settlement on sales of erbium oxide and cerium oxide at September 30, 2010. Related party payable associated with product purchases was $1.3 million at September 30, 2010.
(9) Subsequent Events
(a) Capital Expenditures
Our total anticipated project cost through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and to expand into the production of metals and alloys was increased to $531 million, a $20 million increase over the previous estimate of $511 million. This $20 million increase is due to the increased scope of the project including the acceleration of the construction of the new crushing and milling facility and other design changes to allow a faster conversion to 40,000 tons per year than would otherwise have been possible. On November 4, 2010, Molycorp’s Board of Directors approved an expanded budget (excluding capitalized interest) of $496 million of the $531 million total, for the Company’s modernization project at its Mountain Pass facility. We anticipate spending roughly $26 million of the total budgeted amount as of December 31, 2010 and we anticipate spending an additional $245 million and $225 million as of December 31, 2011 and 2012, respectively. Under the approved plan, the crusher and milling facilities will not be refurbished, as anticipated under the previous expenditure plan; rather, the Company will accelerate the construction of the new crushing and milling facility. As a result of this change, we expect to recognize an impairment equal to the $1.8 million remaining book value of the current mill and crusher facilities as of November 4, 2010.
(b) Stock-Based Compensation
On November 4, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of shares of restricted stock, with a three-year vesting period, to certain executive officers and a director of the Company. The following table sets forth the number of shares of restricted stock granted to these officers and the director.

Number of Shares of
Restricted Stock
Russell D. Ball — Director	7,500
Mark A. Smith — President and CEO	6,000
James S. Allen — CFO and Treasurer	18,000
John F. Ashburn, Jr. — EVP and General Counsel	3,000
John L. Burba — EVP and CTO	3,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Molycorp,” “we,” “our” or “us” refer to Molycorp, LLC, and its consolidated subsidiaries prior to our corporate reorganization (as described under the heading “Overview — Presentation” below) and Molycorp, Inc. and its consolidated subsidiaries after the corporate reorganization (as described below). As used herein, a ton is equal to 2,000 pounds, the term “mt” means a metric tonne (equal to 2,205 pounds), and the term “Rest of World” means the entire world except China. For definitions of certain rare earth-related and mining terms, see “Glossary of Selected Mining Terms.”
This Quarterly Report on Form 10-Q contains forward-looking statements that represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements. Factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to: our ability to secure sufficient capital to implement our business plans; our ability to complete our modernization and expansion efforts and reach full planned production rates for rare earth oxides and other planned downstream products; uncertainties associated with our reserve estimates and non-reserve deposit information; uncertainties regarding global supply and demand for rare earth materials; our ability to maintain appropriate relations with unions and employees; our ability to successfully implement our “mine-to-magnets” strategy; commercial acceptance of our new products, such as XSORBX®, environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; uncertainties associated with unanticipated geological conditions related to mining; and those risks discussed and referenced in the section entitled “Risk Factors” described in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein. The historical financial data discussed below prior to the completion of the initial public offering, or IPO, of Molycorp, Inc. reflects the historical results of operations and financial position of Molycorp, LLC and, for any time period prior to the formation of Molycorp, LLC on September 9, 2009, those of Molycorp Minerals, LLC, or Molycorp Minerals. The historical financial data does not, unless otherwise noted, give effect to the completion of the IPO and corporate reorganization.
This Quarterly Report on Form 10-Q also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.
Overview
Presentation
Molycorp Minerals, LLC, a Delaware limited liability company formerly known as Rare Earth Acquisition, LLC, was formed on June 12, 2008 to purchase the Mountain Pass, California rare earth deposits and associated assets, or the Mountain Pass facility, from Chevron Mining Inc., a subsidiary of Chevron Corporation, on September 30, 2008. Molycorp, LLC, a Delaware limited liability company, which was the parent of Molycorp Minerals, was formed on September 9, 2009. Molycorp, Inc. was formed on March 4, 2010 as a new Delaware corporation that did not, prior to the date of the consummation of its IPO, conduct any material activities.

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
On July 9, 2010, Molycorp, Inc. completed a 38.23435373-for-one stock split, which has been retroactively reflected in the historical financial data for all periods presented. On August 3, 2010, Molycorp, Inc. completed its IPO of common stock. In connection with its IPO, Molycorp, Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares of Molycorp common stock issued in connection with the underwriters’ option to purchase additional shares). Total net proceeds of the offering were approximately $378.6 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Immediately prior to the consummation of Molycorp, Inc.’s IPO, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock.
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
Our vision is to be the rare earth products and technology company recognized for its “ETHICS” — Excellence, Trust, Honesty, Integrity, Creativity and Safety. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted “Sentinels of Safety” award from the Mine Safety and Health Administration, or MSHA, for three of the last four years.
Our Mine Process and Development Plans
We are preparing to recommence mining operations, which we expect to occur in 2011. Prior to the expected completion of our modernization and expansion efforts, we expect to produce approximately 3,000 mt per year in the aggregate of cerium products, lanthanum concentrate, didymium oxide and heavy rare earth concentrates from stockpiled feedstock. Recommencement of mining operations is expected to coincide with the modernization of our processing capabilities in order to efficiently produce at a rate of 20,000 tons of REO per year.

Our modernization and expansion plans envision adding facilities and equipment for metal conversion and alloy production at the Mountain Pass facility or an off-site property. In November 2009, we entered into a non-binding letter of intent to acquire a third-party producer of rare earth metals and alloys in the United States; however, these discussions are no longer ongoing and we do not anticipate executing a definitive agreement. If we are able to acquire another third-party producer of rare earth metals and alloys or add another off-site facility to produce rare earth metals and alloys instead of adding such facilities and equipment at Mountain Pass, we would transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to that off-site location to produce rare earth metals and alloys.
Additionally, we have entered into a non-binding letter of intent with Neo Material Technologies Inc., or Neo Material, that, among other things, contemplates a technology transfer agreement pursuant to which Neo Material may provide us with technical assistance and know-how with respect to the production of rare earth metals, alloys and magnets.
We have entered into a third and independent non-binding letter of intent to form a collaborative joint venture with a third-party manufacturer of NdFeB alloys and magnets in the United States. This joint venture will provide us with access to the technology, people and facilities to convert our rare earth materials into rare earth alloys and high-performance permanent rare earth magnets required for production of hybrid and electric vehicles, wind power turbines, high-tech applications and numerous advanced defense systems on which the U.S. economy and national security depend. The consummation of such a joint venture, in conjunction with our current modernization plans and the potential technology transfer agreement with Neo Material, is expected to provide us with the capability to mine, process, separate and alloy individual REEs and manufacture them into NdFeB magnets. This downstream integration, which we refer to as our mine-to-magnets strategy, would make us the only fully integrated producer of NdFeB magnets outside of China, helping to secure a rare earth supply chain for the Rest of World.
We anticipate the cost of restarting mining operations, the modernization and expansion of our Mountain Pass facility and the addition of rare earth metal and alloy production capabilities to be approximately $531 million. Our estimated capital expenditures of $531 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $5 million to $10 million per year. We expect to finance these expenditures, as well as our working capital requirements, with the $378.6 million in net proceeds from our IPO, anticipated revenue from operations, and traditional debt financing, project financing, and/or government programs, including the U.S. Department of Energy loan guarantee program for which we submitted an application in June 2010. On July 18, 2010, the DOE notified us that our Part I submission under the loan guarantee program had been reviewed and deemed eligible for submission of a Part II application. We have also engaged BNP Paribas to explore other financing options in the debt capital markets.
Our Products and Markets
Since our acquisition of the Mountain Pass facility, we have been producing and selling small quantities of certain rare earth products from our pilot processes using stockpiled feedstocks. The purpose of this effort has been to significantly improve our solvent extraction technology and to develop other key technologies that will be utilized in the new process. We recently completed processing stockpiled lanthanum-rich feedstock to produce didymium oxide (a combination of neodymium and praseodymium) and a higher purity lanthanum concentrate than we previously produced. Lanthanum concentrate produced from the stockpiled material, which we sell to customers in the fluid catalytic cracking industry, has been our primary source of revenue to date.
We commenced a second pilot processing campaign in the second quarter of 2010 in an effort to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this effort, we are producing cerium and lanthanum products, as well as didymium oxide from bastnasite concentrate stockpiles. With these products, we have begun expanding and diversifying our product mix and our customer base. In July 2010, we began selling our didymium oxide primarily to customers in the magnet industry. In addition, in the third quarter of 2010, we began selling our cerium products to customers in the automobile emissions catalyst production industry and we completed our initial sale of XSORBX® to the water treatment industry.
Key Industry Factors
Demand for Rare Earth Products
Global consumption of REEs is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. For example, the integration of rare earth permanent magnet drives into wind power turbines has substantially reduced the need for gearboxes, which increases overall efficiency and reliability. If Mountain Pass and other rare earth projects do not commence production when anticipated, there will continue to be a gap between current and forecasted demand and supply. We believe that this anticipated market dynamic will underpin strong pricing.
As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. From October 2009 to mid-November 2010, prices for rare earths have risen significantly.

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
China has also announced a national stockpile program, as has South Korea. Additionally, Japan has increased its national stockpile program. The U.S. Department of Defense is conducting a study, which is expected to be completed this year, to determine its rare earth requirements and supply chain vulnerabilities and whether to build a strategic stockpile. These stockpile programs will likely accelerate the pace of the current and projected global REE supply deficit.
As a result of the internal industrial development, as well as economic, environmental and regulatory factors in China, there is uncertainty with respect to the availability of rare earth products from China. Although Chinese production of rare earth materials is increasing, export quotas imposed by the Chinese government are decreasing, thus reducing the amount of rare earth materials that China may export to the rest of the world. This reduction is occurring at a time when the demand for REEs is growing significantly.
Factors Affecting Our Results
Modernization and Expansion of Mountain Pass Facility
We anticipate a dramatic change in our business and results of operations upon the completion of our planned modernization and expansion of our Mountain Pass facility and the commencement of metal, alloy, and magnet production in 2012. For example, we expect to produce and sell a significantly expanded slate of products, including specialty cerium products for water treatment, neodymium and praseodymium metal, neodymium iron boron and samarium cobalt alloys for magnets, europium, gadolinium, and terbium oxides for phosphors, and dysprosium and terbium for magnets.
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
We plan to utilize the assets we acquired from Chevron Mining Inc. as a foundation to build an integrated rare earth products and technology company, which requires considerable additional capital investment. We believe the application of improved technologies, along with the capital investment, will allow us to create a sustainable business by cost effectively producing high purity rare earth products. Between now and the start-up of the new processing facility, we anticipate further diversifying our product line through the production of samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles. Upon completion of the modernization and expansion of the Mountain Pass facility, we expect to produce, lanthanum, cerium, praseodymium, neodymium, samarium, europium, gadolinium, terbium and dysprosium in various chemical compounds and/or metal forms, including alloys. In addition to the modernization and expansion of the Mountain Pass facility, we expect to significantly broaden our operations through the addition of a number of downstream activities and products, including rare earth metal production and NdFeB and samarium cobalt alloys. We intend to use some of the NdFeB alloy and dysprosium metal product in a magnet production facility, which we anticipate developing through a joint venture arrangement. Accordingly, upon full implementation of our “mine-to-magnets” strategy, we expect our new products to have significantly more applications and a broader market base than out current products.

Revenues
In the second quarter of 2010, we commenced a second pilot processing campaign to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve our recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this second pilot processing campaign, we are producing cerium and lanthanum products as well as didymium oxide from bastnasite concentrate stockpiles. The addition of these new products has significantly increased the diversity of our product mix. The following is a summary of the percentage of revenue by significant product line for the three month and nine month periods ended September 30, 2010 and the corresponding sales volumes for the three-month and nine-month periods ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Didymium Oxide	31%	0%	20%	0%
Lanthanum Oxide	18%	4%	18%	12%
Ceric Hydrate	18%	0%	11%	0%
Lanthanum Chlorohydrate	15%	0%	9%	0%
Lanthanum Concentrate	8%	85%	32%	78%
Our prices and product mix are determined by a combination of global and regional supply and demand factors. Our revenue increased significantly for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 due to the combination of a general increase in the market prices of REOs, production of ceric hydrate and commencement of didymium oxide sales, which have significantly higher values than the lanthanum products we produced in 2009. Sales for the nine months ended September 30, 2010 included 2.72 million pounds of REOs at an average price of $4.88 per pound compared to sales of 1.84 million pounds of REO at an average price of $2.66 per pound for the nine months ended September 30, 2009. The quantities we sell are determined by the production capabilities of the Mountain Pass facility and by demand for our product, which is also influenced by the level of purity and consistency we are able to achieve. Our revenue also includes sales of finished products acquired as part of our acquisition of the Mountain Pass facility.
Prices for lanthanum we sold to our two largest customers were previously based primarily on fixed-price contracts. Our contract with one of these customers expired on December 31, 2009 and our contract with the other customer expired in April 2010. On November 5, 2010, we entered into a contract to supply W.R. Grace & Co. -Conn. with a significant amount of REOs through mid-2012. We also entered into a second contract, subject to the completion of our new production facility at Mountain Pass, to supply W.R Grace & Co. -Conn. with over 75 percent of our lanthanum production per year for a three-year period ending in 2015, which may be extended at Grace’s option for an additional three-year period. Although prices for REOs have generally increased since October 2009, this increase followed a period of generally lower prices corresponding with the global financial crisis beginning in 2008. Many factors influence the market prices for REOs and, in the absence of established pricing in customer contracts, our sales revenue will fluctuate based upon changes in the prevailing prices for REOs. We use various industry sources, including certain publications, in evaluating prevailing market prices and establishing prices for our products because there are no published indices for rare earth products, including alloys or magnets.
Cost of Goods Sold
Our cost of goods sold reflects the cost allocated to our inventory acquired as part of our acquisition of the Mountain Pass facility and, with respect to our recent sales of lanthanum and cerium products and didymium oxide, the subsequent processing costs incurred to produce the product. Because many of our costs are fixed costs as opposed to variable costs, as our production increases or decreases, our average cost per ton decreases or increases, respectively. Primary production costs include direct labor and benefits, maintenance, natural gas, electricity, operating supplies, chemicals, depreciation and amortization and other plant overhead expenses.
Currently, our most significant variable costs are chemicals and electricity. In the future, we intend to produce more of our chemicals at a plant on-site, which will reduce our variable chemical costs. We also intend to build a co-generation facility to provide power. Following such steps, natural gas will replace electricity and become our most significant variable cost.
We expect our labor and benefit costs to increase through the remainder of 2010 and continue increasing through the beginning of 2012 due to the addition of personnel and consultants, as we prepare to increase production to a rate of 20,000 tons of REO per year by the end of 2012. In addition to volume fluctuations, our variable costs, such as electricity, operating supplies and chemicals, are influenced by general economic conditions that are beyond our control. Other events outside our control, such as power outages, have in the past interrupted our operations and increased our total production costs, and we may experience similar events in the future.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of: personnel and related costs, legal, accounting and other professional fees, occupancy costs, and information technology costs. We continue to experience increased selling, general and administrative expenses as we expand our business and operate as a publicly traded company. These expenses include increasing our staffing as we prepare to start construction of our new facilities and other business development activities in January 2011, to execute our mine-to-magnets business plan. We have also experienced additional legal, compliance and corporate governance expenses, as well as additional accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees and increased premiums for certain insurance policies, among others.
Income Taxes
Prior to our corporate reorganization, we operated entirely within limited liability companies, which were not directly liable for the payment of federal or state income taxes and our taxable income or loss was included in the state and federal tax returns of Molycorp, LLC’s members. Molycorp, Inc. is subject to U.S. federal and state income taxes. For the nine months ended September 30, 2010, we have placed a 100% reserve on our deferred tax assets.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. The majority of these resources will be expended through our capital investment budget. We expect to spend approximately $187 million on environmentally-driven capital projects between the remainder of 2010 and the end of 2012 on our modernization and expansion project. We may also need to acquire air emission offset credits at an estimated cost of $5 million to $10 million. In addition, in the nine-month period ended September 30, 2010 and 2009, we incurred operating expenses of approximately $1.2 million and $1.5 million, respectively, associated with environmental compliance requirements.
We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the way such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated environmental expenditures will be required in the remainder of 2010 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investment for environmental controls at our operations. Additionally, with increased attention paid to emissions of GHGs, including carbon dioxide, new regulations could go into effect that may affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.
Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for costs relating to environmental contamination at our facility or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of September 30, 2010, we had placed $27.4 million of surety bonds with California state and regional agencies. These bonds are collateralized by $18.2 million in cash, which we have placed in an escrow account. These bonds require annual payment and renewal. The U.S. Environmental Protection Agency, has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.

Results of Operations
Three Months Ended September 30, 2010 and 2009 (In thousands)

	Three Months Ended September 30,
	2010	2009	Change
Net sales	$8,410	$1,960	$6,450
Cost of goods sold	(7,619)	(5,272)	(2,347)
Selling, general and administrative expenses	(4,117)	(3,172)	(945)
Stock-based compensation	(6,527)	—	(6,527)
Depreciation and amortization expense	(83)	(60)	(23)
Accretion expense	(216)	(252)	36

Operating loss	(10,152)	(6,796)	(3,356)
Other income (expense):
Other income	14	19	(5)
Interest income (expense):	(7)	(126)	119

Net loss	$(10,145)	$(6,903)	$(3,242)

Revenues
For the three months ended September 30, 2010 and 2009, our revenues were approximately $8.4 million and $2.0 million, respectively. This significant increase in revenue is due to the combination of a general increase in the prices of REO products and our diversification into new products, such as cerium hydrate and didymium oxide, which have much higher sales prices per pound than the lanthanum products we produced and sold in 2009. The following is a summary of the revenue percentages by significant product for the three months ended September 30, 2010 and the corresponding sales volumes for the three months ended September 30, 2009.

	Three Months Ended
	September 30
	2010	2009
Didymium Oxide	31%	0%
Lanthanum Oxide	18%	4%
Ceric Hydrate	18%	0%
Lanthanum Chlorohydrate	15%	0%
Lanthanum Concentrate	8%	85%
Didymium oxide, which has a relatively high sales price per pound as compared to our other products, accounted for 31% of our total revenue for the three months ended September 30, 2010 compared to zero for the three months ended September 30, 2009. Conversely, lanthanum concentrate, which has a relatively low sales price per pound as compared to our other products, accounted for 8% of our total revenue for the three months ended September 30, 2010 as compared to 85% of total revenue for the three months ended September 30, 2009. In addition, we have commenced sales of XSORBX® in the third quarter of 2010. In total, for the three months ended September 30, 2010, we sold approximately 1.15 million pounds of REO products at an average sales price of roughly $7.31 per pound compared to sales of approximately 0.80 million pounds of REO products at an average sales price of $2.45 per pound for the three months ended September 30, 2009. We anticipate cerium products including, XSORBX®, lanthanum products and didymium oxide to make up a significant percentage of our total sales until we complete the modernization and expansion of the Mountain Pass facility.

With the commencement of our second pilot processing campaign in April 2010, we began production of ceric hydrate and XSORBX®, which accounted for roughly 18% and 0.1% of our total revenue, respectively, for the three months ended September 30, 2010. We anticipate these products will become a more significant percentage of our total revenue in future periods.
We expect increased revenue in the last quarter of 2010, primarily attributable to an improved product mix from the new products we are producing during our second pilot processing campaign. In addition, we estimate that generally higher REE prices in 2010, as compared to 2009, will contribute to our increased revenue for the remainder of 2010 and into 2011.
Cost of Goods Sold
Our cost of goods sold for three months ended September 30, 2010 and 2009 totaled approximately $7.6 million and $5.3 million, respectively. Included in the cost of goods sold for the three months ended September 30, 2010 and 2009 are write-downs of inventory to estimated net realizable value of $0.6 million and $2.3 million, respectively. Lower of cost or market write-downs were higher during the third quarter of 2009 compared to the same period in 2010 due to lower market prices for certain products in 2009. Over the first three quarters of 2010, we have seen a steady increase in market prices for our primary products. Our principal production costs include chemicals, direct labor and employee benefits, maintenance labor and materials, contract labor, operating supplies, depreciation, utilities and plant overhead expenses.
The following is a summary of the production quantity in pounds by significant product for the three months ended September 30, 2010 and the corresponding production volumes for the three months ended September 30, 2009 (in thousands of pounds).

	Three Months Ended
	September 30
	2010	2009
Didymium Oxide	176	317
Ceric Hydrate	319	—
Lanthanum Chlorohydrate	651	—
Lanthanum Concentrate	—	927
Since the commencement of our second pilot processing campaign in April 2010, our production volumes have been a steadily increasing as we continue to refine and improve our production process. As a result of the second pilot processing campaign, our production costs have also increased due to the addition of more employees and the increased volume of chemicals and other materials being used throughout the production process. Total production costs charged to inventory were $6.0 million and $5.8 million for the three months ended September 30, 2010 and 2009, respectively. Inventory purchases were $1.4 million and less than $0.1 million for the three months ended September 30, 2010 and 2009, respectively. We primarily purchase lanthanum oxide, cerium oxide and praseodymium oxide that undergo further processing either at our facility or at an off-site location.
Our chemical costs were $1.3 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively. Chemical costs are highly correlated to production volumes and are primarily driven by the market price of the chemicals being used. For the three months ended September 30, 2010 and 2009, the most significant chemical cost was for hydrochloric acid which represented approximately 47% and 49% of total reagent costs, respectively.
Labor costs, including related employee benefits, allocated to production were approximately $2.3 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 we had a total of 139 employees compared to 116 employees at September 30, 2009, which led to higher wage and employee related benefit expenses. During the third quarter of 2010, we also experienced increase in labor costs as compared to the third quarter of 2009, due to the annual wage increase required under our union contract in March 2010.
Maintenance costs, including maintenance labor and supplies, were $0.7 million and $0.45 million for the three months ended September 30, 2010 and 2009, respectively. Utility charges, which primarily include electricity, were $0.7 million and $0.6 million in the respective periods.
Other costs allocated to production include depreciation of $1.4 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively. Depreciation allocated to products is primarily related to buildings, equipment and machinery used in the production process. Depreciation expense allocated to production was significantly higher during the third quarter of 2010 as compared to the third quarter of 2009, due to depreciation on over $7.0 million of production equipment and other assets related to the commencement of our second pilot processing campaign which were capitalized over the nine months ended September 30, 2010. These assets are being depreciated over a 32-month period as they will be decommissioned with the full restart of the mine at the end of 2012.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 totaled approximately $4.1 million and $3.2 million, respectively. The higher general and administrative expenses for the third quarter of 2010 as compared to the same period of 2009 are primarily due to increasing our staffing as we prepare to start construction of our new facilities and other business development activities in January 2011, to execute our mine-to-magnets business plan. We have also experienced higher accounting, legal and other professional services fees due to increased business development activities. We also paid employee bonuses totaling $0.6 million in the third quarter of 2010, $0.4 million of which was allocated to general and administrative expenses.
In addition, we recognized approximately $6.5 million and $0 in shared-based compensation in the three months ended September 30, 2010 and 2009, respectively.
Operating Losses
Since our inception and our acquisition of the Mountain Pass facility, we have incurred significant operating losses. Our operating losses for the three months ended September 30, 2010 and 2009 were approximately $9.9 million and $6.9 million, respectively.
Nine Months Ended September 30, 2010 and 2009 (In thousands)

	Nine Months Ended September 30,
	2010	2009	Change
Net sales	$13,176	$4,889	$8,287
Cost of goods sold	(18,989)	(14,896)	(4,093)
Selling, general and administrative expenses	(12,851)	(8,380)	(4,471)
Share-based compensation	(21,660)	(241)	(21,419)
Depreciation and amortization expense	(239)	(123)	(116)
Accretion expense	(695)	(755)	60

Operating loss	(41,258)	(19,506)	(21,752)
Other income (expense):
Other income	80	124	(44)
Interest income (expense)	(7)	(110)	103

Net loss	$(41,185)	$(19,492)	$(21,693)

Revenues
Net sales were approximately $13.2 million and $4.9 million for the nine months ended September 30, 2010 and 2009, respectively. The increased revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is due to the combination of a general increase in the value of REO products, as well as our diversification into new products, such as ceric hydrate and the commencement of didymium oxide sales, which have much higher sale prices per pound than the lanthanum products we produced in 2009. The following is a summary of the revenue percentages by significant products for the nine months ended September 30, 2010 and the corresponding sales volumes for the nine months ended September 30, 2009.

	Nine Months Ended
	September 30
	2010	2009
Didymium Oxide	20%	0%
Lanthanum Oxide	18%	12%
Ceric Hydrate	11%	0%
Lanthanum Chlorohydrate	9%	0%
Lanthanum Concentrate	32%	78%

Didymium oxide, which has a relatively high sales price per pound as compared to our other products, accounted for 20% of our total revenue for the nine months ended September 30, 2010 as compared to $0 for the nine months ended September 30, 2009. Conversely, lanthanum concentrate, which has a relatively low sales price per pound as compared to our other products, accounted for 32% of our total revenue for the nine months ended September 30, 2010 as compared to 78% of total revenue for the nine months ended September 30, 2009. With the commencement of our second pilot processing campaign, the production of lanthanum concentrate has ceased and been replaced by lanthanum chlorohydrate, which is a more marketable product. In total, for the nine months ended September 30, 2010, we sold approximately 2.72 million pounds of REO products at an average sales price of approximately $4.88 per pound compared to sales of approximately 1.84 million pounds of REO products at an average sales price of approximately $2.66 per pound for the nine months ended September 30, 2009. We anticipate cerium products, including XSORBX®, lanthanum products and didymium oxide to make up a significant percentage of our total revenue until we complete the modernization and expansion of the Mountain Pass facility.
Cost of Goods Sold
Our cost of goods sold was approximately $18.9 million and $14.9 million for the nine months ended September 30, 2010 and 2009, respectively. The higher costs for the nine months ended September 30, 2010 compared to the same period for 2009 were due to higher sales and higher production costs, including costs associated with the transition to our second pilot processing campaign. These increased costs were partially offset by a decrease in our lower of cost or market inventory write-downs from approximately $7.5 million for the nine months ended September 30, 2009 to $1.6 million for the nine months ended September 30, 2010. Lower of cost or market write-downs were higher for the nine months ended September 30, 2009 as compared to the same period in 2010, due to lower market prices for certain products in 2009. Our processing facility was shut down during March 2010 due to high water levels in our evaporation ponds. In April and May 2010, operations were limited in preparation for the start up of our second pilot processing campaign, which decreased production volumes during the first and second quarters of 2010. As a result of the shut down, labor, maintenance and other costs, such as depreciation expense, normally charged to inventory were expensed as period costs and are reflected in our higher cost of sales for the nine months ended September 30, 2010 compared to the same period in 2009.
Total production costs charged to inventory were $10.5 million and $16.9 million for the nine months ended September 30, 2010 and 2009, respectively. The following is a summary of the production quantity in pounds by significant product for the nine months ended September 30, 2010 and the corresponding production volumes for the nine months ended September 30, 2009 (in thousands of pounds).

	Nine Months Ended
	September 30
	2010	2009
Didymium Oxide	353	944
Ceric Hydrate	457	—
Lanthanum Chlorohydrate	795	—
Lanthanum Concentrate	584	2,378
Production costs charged to inventory were lower during the nine months ended September 30, 2010 as compared to the same period in 2009, due to the plant shut-down and start-up of the second pilot processing campaign, as discussed above. We expensed $7.7 million of production related costs that would have otherwise been charged to inventory if we maintained normal production levels during this time period. We expect to attain increased production levels in the fourth quarter of 2010.
Inventory purchases were $2.2 million and $0.1 million for the nine months ended September 30, 2010 and 2009. The primary product we purchased during those periods were lanthanum oxide, cerium oxide and praseodymium oxide.
Chemical costs charged to production were $2.4 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively. Chemical costs in the nine months ended September 30, 2010 were lower compared to the same period in 2009 due to lower production levels primarily during the first and second quarters and improved processing techniques that reduced chemical usage. Labor costs and related benefits, charged to production were $6.3 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2009, labor costs include an accrual of $1.3 million for a completion bonus paid in March 2010 to employees who worked on the neodymium from lanthanum, or NFL, pilot processing development project. In the third quarter of 2010, union workers and other employees at our Mountain Pass facility received bonuses totaling approximately $0.2 million. Higher labor costs during the nine months ended September 30, 2010 were primarily attributable to wage increases established under our union agreement, which took effect in March 2010, and the addition of 17 new employees under the collective bargaining agreement as well as the addition of several salaried employees in 2010, resulted in higher labor costs during the nine months ended September 30, 2010 as compared to the same period in 2009.

Other costs charged to production include: maintenance expenses of $1.5 million and $1.4 million; depreciation expense of $3.8 million and $2.8 million; and utility charges of $1.5 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively. The significant increase in depreciation expense is due to the addition of over $7.0 million of assets related to the second pilot processing campaign.
In March 2010, we also began blending our existing didymium oxide inventory, which, prior to blending, containing varying percentages of neodymium and praseodymium, to create a more consistent content which better meets customer specifications. As of September 30, 2010, over 1.0 million pounds were blended. Blended inventory is reclassified from work in process to finished goods. We began selling the blended didymium oxide inventory in August 2010. In addition, we began shipments of didymium oxide inventory to an off-site processing facility to be converted into metal. Sales of didymium metal are expected to commence in the fourth quarter of 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $12.9 million and $8.4 million for the nine months ended September 30, 2010 and 2009, respectively. Beginning in the first quarter of 2010, we experienced a significant increase in professional fees primarily due to increasing our staffing as we prepare to start construction of our new facilities and other business development activities in January 2011, to execute our mine-to-magnets business plan. We have also experienced increased spending for accounting, information technology consulting and engineering services.
Capital Expenditures
Our capital expenditures, on an accrual basis, totaled $15.6 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively. Most of the capitalized costs incurred during the nine months ended September 30, 2010 are related to our second pilot processing campaign, which commenced in April 2010, and the startup of our modernization and expansion project at the Mountain Pass facility. These costs were primarily associated with engineering and consulting fees.
Outlook for the Remainder of 2010
For the last quarter of 2010, we anticipate China-based producers and suppliers will continue to limit the quantity of REOs available outside of China, which we expect to increase the price of REOs. We believe this trend will create opportunities for us to increase sales volumes and improve pricing terms for our products. While the REO products we are currently able to produce remain limited by the capability of our existing production facilities, we anticipate further expanding our products and markets throughout the remainder of the year, including market penetration of our XSORBX® technology into the water treatment industry. We believe that our revenue for the three months ended December 31, 2010 will be sufficient to fund our operating activities for the remainder of the year, which includes corporate selling, general and administrative expense.
We are continuing with the design phase of the plant modernization and expansion process. We have begun the bidding process of pre-construction services and soil testing in preparation to commence construction. We will also be entering into a number of construction contracts associated with the modernization and expansion of our Mountain Pass facility through the remainder of the year.
Capital Investments
We expect to make significant capital expenditures under our plan to modernize and expand our Mountain Pass facility, as well as consistent expenditures to replace assets necessary to sustain safe and reliable production. Most of the facilities and equipment acquired in connection with the acquisition of the Mountain Pass facility are at least 20 years old. We have developed an accelerated modernization plan that includes the refurbishment of the Mountain Pass mine and related processing facilities in 2010 through 2012 in order to increase REO production. We anticipate the cost of this project to be approximately $531 million.

All of the amounts for future capital spending described above are initial estimates that are subject to change as the projects are further developed. Total capital spending in 2010 is expected to be approximately $26 million of which approximately $3 million will be prepayments on contracts.
Liquidity and Capital Resources
Under our current accelerated modernization plan, we anticipate spending approximately $531 million. We expect to finance these expenditures, as well as our working capital requirements, with the approximately $378.6 million of net proceeds from our IPO and anticipated funds from operations, and traditional debt financing, project financing, and/or federal government programs, including the U.S. Department of Energy loan guarantee program for which we submitted an application in June 2010. On July 21, 2010, the DOE notified Molycorp that its Part I submission under the loan guarantee program had been reviewed and deemed eligible for submission of a Part II application. We have also engaged BNP Paribas to explore other financing options in the debt capital markets.
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

At September 30, 2010, there were no remaining employee bonus obligations outstanding, and the asset retirement obligation was reduced based on an updated analysis.
On July 19, 2010, we entered into a lease agreement for additional office space. As a result, our lease obligation for the Denver office location will be roughly $67,000 for the three months ending December 31, 2010. Our payments for the following 3 years will total payments of roughly $704,000 with additional payments totalling roughly $429,000 for years 4 and 5. Remaining payments totalling roughly $196,000 will be paid in year 6.
On September 30, 2010, we entered into a natural gas transportation lease agreement, subject to certain exceptions, with Kern River Gas Transmission Company under which we agreed to make annual payments of $5.2 million per year for 10 years beginning on the later of January 1, 2012 or the in-service date which we anticipate to be April 2012 to Kern River Gas Transmission Company in exchange for the designing, permitting, constructing, operating, and maintaining of facilities necessary to provide natural gas to our new power generation facility. Assuming an in-service date of April 1, 2012, our payments for years 1 to 3 will total roughly $9.04 million with additional payments totalling roughly $10.31 million in years 4 and 5 and payments totalling roughly $32.22 million will be paid in following periods.
Off-Balance Sheet Arrangements
As of September 30, 2010, our only off-balance sheet arrangements are the operating leases included in the “Contractual Obligations” above. Prior to September 13, 2010, our only off-balance sheet arrangement in addition to the operating leases included in “Contractual Obligations” above, was our agreement to compensate our initial investors for providing collateral relating to our bonding obligations to various government agencies. In February 2009, the members of Molycorp Minerals incurred certain costs in providing letters of credit and/or cash collateral to secure surety bonds issued for the benefit of certain regulatory agencies relating to our Mountain Pass facility closure and reclamation obligations. The total amount of collateral provided by these was $18.2 million. In accordance with our agreement, we paid each stockholder a 5% annual return on the amount of collateral provided resulting in an aggregate payment of approximately $0.8 million for interest accrued through September 13, 2010.
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
Cost of goods sold includes the cost of production as well as inventory write-downs caused by market price declines. Primary production costs include labor, supplies, maintenance costs, depreciation and plant overhead.
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
At September 30, 2010, our accrued ARO obligation was $11.8 million. Of this amount, approximately $4.6 million is associated with the demolition and removal of buildings and equipment, approximately $4.3 million is associated with groundwater remediation and $2.9 million is associated with the remediation of tailing ponds, removal of land improvements and vegetation.
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
Reserves, Mineral Properties and Development Costs
Mineral properties represent the estimated fair value of the mineral resources associated with the Mountain Pass facility as of the acquisition date. We will begin to amortize such mineral properties using the units of production basis over estimated proven and probable reserves once mining operations resume, which is currently expected to occur in late 2010 or in 2011.
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
Interest Rate Risk
We do not currently have any debt obligations except our inventory financing arrangement with Traxys North America, LLC in the amount of $5 million as of September 30, 2010. Our exposure to interest rate risk as a result of this agreement would result in a roughly $50,000 increase/decrease in interest rate expense for every 1% increase/decrease in the underlying interest rate. Due to our limited borrowings, we are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize debt facilities in the future.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective.
Internal Control over Financial Reporting
In connection with the preparation of our consolidated financial statements included in the Registration Statement on Form S-1 (Registration No. 333-166129) that we filed in connection with our IPO, we identified deficiencies in our internal control over financial reporting which, when considered in the aggregate, represent a material weakness. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. We review the sufficiency of our internal control over financial reporting and implement additional controls on an ongoing basis as deemed appropriate by management.
In late 2009, we commenced remediation actions which included hiring several individuals with significant accounting, auditing and financial reporting experience and devoting significant resources to improving our system of processing and internal controls. Specifically, we hired a Chief Financial Officer, a Corporate Controller and a Director of Financial Reporting, and in early 2010, we hired an Accounting Manager for the Mountain Pass facility, all of whom are Certified Public Accountants. We also installed additional functionality and increased the integration of our information technology systems to increase automation and accuracy within our processes. During the three months ended September 30, 2010, management continued refining and formalizing our control procedures including the implementation of additional and more timely review and approval procedures. We also established an Audit Committee of our Board of Directors in conjunction with our IPO. During the three months ended September 30, 2010, we utilized the services of an external consulting firm to provide us with a formal risk assessment and, with their assistance, we commenced a project to enhance our documentation of our control environment and process controls.
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
Risks Related to Our Business
The production of rare earth products is a capital-intensive business and our ongoing modernization and expansion efforts at the Mountain Pass facility to reach full planned production rates by the end of 2012 will require the commitment of substantial resources. Any unanticipated costs or delays associated with our ongoing modernization and expansion efforts at the Mountain Pass facility could have a material adverse effect on our financial condition or results of operations.
Our ongoing modernization and expansion efforts at the Mountain Pass facility to reach full planned production rates by the end of 2012 require the commitment of substantial resources for operating expenses and capital expenditures. We expect to incur approximately $531 million in capital costs prior December 31, 2012. Our estimated expenses may increase in subsequent years as consultants, personnel and equipment associated with advancing development and commercial production are added. The progress of our modernization and expansion efforts at the Mountain Pass facility and the amounts and timing of expenditures will depend in part on the following:
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
Under our current business plan, we intend to spend approximately $531 million through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metals and alloys production. If the assumptions on which we based our estimated capital expenditures of $531 million change or are inaccurate, we may require additional funding. In addition, we may require additional financing as part of our proposed collaborative joint venture with a third-party manufacturer of NdFeB magnets. Our estimated capital expenditures of $531 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $5 million to $10 million per year.
We expect to finance these capital expenditures, as well as our working capital requirements with the approximately $378.6 million in net proceeds from our IPO and anticipated cash flows from operations, combined with traditional debt financing, project financing, additional public or private equity offerings and/or federal government programs, including the U.S. Department of Energy loan guarantee program for which we submitted an application in June 2010. There can be no assurance that we will be successful in raising the incremental capital needed to fully execute our business plan on terms acceptable to us, or at all.
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
A key element of our business strategy is to utilize vertical integration through further downstream processing of our REOs into rare earth metal alloys and finished magnets for clean-energy, high-technology and defense applications. To implement this “mine-to-magnets” vertical integration successfully, we will need to license certain intellectual property related to these downstream processes and form a joint venture with an existing magnet producer for the final production of finished rare earth magnets. We may not be able to finalize a definitive agreement and successfully consummate an acquisition with a partner that has the required intellectual property. In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained, and we are currently only in negotiations with respect to a joint venture for the production of finished magnets and have only entered into a non-binding letter of intent with Neo Material that contemplates a technology transfer agreement with respect to the production of rare earth metals, alloys and magnets. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of downstream products on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize downstream rare earth products.
We may not be able to convert existing letters of intent with customers for the sale of REO products into binding contracts, which may have a material adverse effect on our financial position and results of operations.
We are working to establish stable revenue streams for the rare earth minerals and products we produce at the Mountain Pass facility. Upon reaching full planned production rates for REOs and other planned downstream products at the Mountain Pass facility, we expect to produce 20,000 tons of REO per year. As of November 12, 2010, we had 18 non-binding letters of intent to sell certain of our rare earth products and our non-binding letter of intent with Neo Material also contemplates the sale of certain rare earth products. Prior to reaching full planned production rates for REOs and other planned downstream products at the Mountain Pass facility, we intend to enter into short-term sales contracts and long-term sales contracts, that include periodic price adjustments, with existing and new customers. However, there can be no assurance that these customers will enter into binding sales contracts for the same amount of REO products as in the letters of intent, or at all. The failure to enter into such binding contracts may have a material adverse effect on our financial position and results of operations.
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

We rely on a limited number of customers for a significant portion of our revenue, and the loss of significant customers, or significant changes in prices or other terms with significant customers, prior to the completion of the restart of our mining operations and modernization and expansion of the Mountain Pass facility, could have a material adverse effect on our business, results of operations and financial condition.
There is a limited market for the REOs that we currently produce from stockpile concentrates. We currently have four customers which individually account for a significant portion of our revenue. The percentage of our total sales that is attributed to these customers is as follows for the indicated periods.

	Three Months	Nine Months
	Ended	Ended
	September 30	September 30
2010
Customer A	23%	43%
Customer B	22%	15%
Customer C	18%	11%
Customer D	17%	15%
If our total sales to these customers are reduced or if the prices we realize from these customers are reduced before we are able to reduce costs, our operating revenues would likely be materially adversely affected. As a result, significant changes in volume, prices or other terms with these customers, prior to the completion of the restart of our mining operations and modernization and expansion of the Mountain Pass facility could have a material adverse effect on our business, results of operations and financial condition.
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
Our processing technologies and capabilities are key components of our competitive strengths and are expected to contribute to low operating costs and increasing the life of the ore body at the Mountain Pass facility. In the second quarter of 2010, we began to process bastnasite concentrate from our stockpiles in an effort to significantly improve these technologies and capabilities and optimize recovery rates. Although this effort has been successful at pilot-scale level with over 95% recovery, we may not be able to scale the new technology and recovery rates to commercial levels, or may not be able to do so by 2012, as planned. We are also working to optimize other steps in our production process. Any failure may affect our ability to achieve the expected benefits of the new technologies and may have a material adverse effect on our financial condition or results of operations.

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
Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth production processes that are not patented. We also have a proven technology and product development group and as of September 30, 2010, held 18 issued and pending U.S. patents and patent applications, and 146 issued and pending foreign patents and patent applications. We intend to rely on patented products, such as XSORBX®, and related licensing agreements to establish proprietary markets for low demand REEs. These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents, or the cost to defend ourselves against patent infringement actions by others, could be substantial.
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
As of September 30, 2010, approximately 73 employees at the Mountain Pass facility were covered by a collective bargaining agreement with the United Steelworkers of America that expires in March 2012. A work stoppage at the Mountain Pass facility could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
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
Our operations at the Mountain Pass facility are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which we refer to collectively as the Mine Act, and the regulations adopted by the California Occupational Safety and Health Administration, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business, financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.
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

Risks Related to Ownership of Our Common Stock
A trading market that will provide our stockholders with adequate liquidity may not be sustained. The price of our common stock may fluctuate significantly, and stockholders could lose all or part of their investment.
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
Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, could depress the market price of our common stock. As of November 12, 2010, we had 82,291,200 shares of common stock outstanding, 53,149,000 of our outstanding shares of common stock are beneficially owned by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Use of Proceeds
Our IPO of common stock, par value $0.001 per share, was effected through a Registration Statement on Form S-1 (Registration No. 333-166129) that was declared effective by the SEC on July 29, 2010. On August 3, 2010, Molycorp, Inc. completed its IPO of common stock. In connection with its IPO, Molycorp, Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares of common stock issued in connection with the underwriters’ option to purchase additional shares). Total net proceeds of the offering were $378.6 million (including net offering proceeds of $13.1 million for shares purchased by the underwriters upon their partial exercise of their overallotment option) after deducting $29.2 million in underwriting discounts and commissions and offering expenses paid by Molycorp, Inc. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. The managing underwriters of the offering were Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc.
We intend to use our net proceeds from the IPO to fund a portion of our modernization and expansion of the Mountain Pass facility and to fund all of our cash collateral requirements. Through November 12, 2010, we have used approximately $9.0 million, $20.2 million and $5.8 million of the net proceeds from the IPO for capital expenditures including construction and refurbishment of the Mountain Pass facilities, cash collateral deposit requirements and working capital, respectively. Pending application of the remaining net proceeds as described above, through November 12, 2010, we have invested $343.6 million of net proceeds from the offering in money market funds. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus dated July 29, 2010 filed by us with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	[REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION.
Mine Safety Practices
Our operations at the Mountain Pass facility are subject to the Mine Act, and the regulations adopted by the California Occupational Safety and Health Administration, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters.
The Mountain Pass facility maintains a rigorous safety program. Our employees and contractors are required to complete 24 hours of initial safety training, as well as an 8 hour annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe or out of compliance. As a direct result of this commitment to safety, the Mountain Pass facility has an exceptional safety record, which as of October 1, 2010 stood at 1907 days worked without a lost-time or restricted work accident. The lost-time incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee’s scheduled work. Our lost-time incidence rate for all Molycorp employees through November 12, 2010 was zero as compared to the national average of 1.70 for all surface metal mines during the respective period as reported by the Mine Safety and Health Administration, or MSHA. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted “Sentinels of Safety” award from the MSHA for three of the last four years. Within the last six years, the Mountain Pass facility has received numerous awards for safety, including: the MSHA Sentinels of Safety Award (2008, 2006 and 2004); the National Safety Council Awards — Perfect Record (2008, 2007, 2006, 2004); and the National Safety Council Awards — Occupational Excellence achievement award (2009, 2007 and 2004).
Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements regarding Coal or Other Mine Safety.
Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted on July 21, 2010, requires that mine operators provide certain safety information in their periodic reports filed with the SEC.
Below is information regarding the safety of our sole rare earth mine located at Mountain Pass, California for the three months ended September 30, 2010:

(A) Total number of alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104 of the Mine Act for which we received a citation from the MSHA	5
(B) Total number of orders issued under Section 104(b) of the Mine Act	0
(C) Total number of citations and orders for alleged unwarrantable failure by us to comply with mandatory health or safety standards under Section 104(d) of the Mine Act	0
(D) Total number of alleged flagrant violations under Section 110(b)(2) of the Mine Act	0
(E) Total number of imminent danger orders issued under Section 107(a) of the Mine Act	0
(F) Total dollar value of proposed assessments from the MSHA under the Mine Act	$1,237
(G) Total number of mining-related fatalities	0
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
We have one pending legal action before the Federal Mine Safety and Health Review Commission, or FMSHRC, as of September 30, 2010 involving our sole rare earth mine at Mountain Pass, California. On June 24, 2010, we filed a Notice to Contest Citation with the Federal Mine Safety and Health Review Commission pursuant to Section 105(d) of the Mine Act to contest a modification to a citation that was issued after we had paid the penalty assessment due on such citation. A decision by the FMSHRC is currently pending.

ITEM 6.	EXHIBITS
Except as otherwise noted, the following exhibits are furnished with this Quarterly Report on Form 10-Q:

Exhibit
Number		Description

3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34827) and incorporated herein by reference)

3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34827) and incorporated herein by reference)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOLYCORP, INC.
November 15, 2010	By:	/s/ Mark A. Smith
Mark A. Smith
President and Chief Executive Officer (Authorized Officer)

November 15, 2010	By:	/s/ James S. Allen
James S. Allen
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description

3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001–34827) and incorporated herein by reference)

3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001–34827) and incorporated herein by reference)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.

**	Furnished with this Quarterly Report on Form 10-Q.