Form 10-K
period 2010-12-31
Molycorp, Inc.
filed 2011-03-09
CIK 1489137

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34827

Molycorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2301797 (I.R.S. Employer Identification No.)
5619 Denver Tech Center Parkway, Suite 1000 Greenwood Village, Colorado (Address of principal executive offices)	80111 (Zip Code)

(303) 843-8040
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	New York Stock Exchange
Series A Mandatory Convertible Preferred Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

As of March 8, 2011, the registrant had 82,300,667 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2011 annual meeting of stockholders to be filed within 120 days after December 31, 2010.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, references to “Molycorp,” “we,” “our” or “us” refer to Molycorp, LLC and its consolidated subsidiaries prior to the corporate reorganization (as described below) and Molycorp, Inc. and its consolidated subsidiaries after the corporate reorganization. As used in this Annual Report on Form 10-K, the term “ton” means a ton (equal to 2,000 pounds), the term “mt” means a metric tonne (equal to 2,205 pounds), the term “Roskill” means Roskill Consulting Group Limited, a rare-earth market consultant, the term “IMCOA” means the Industrial Minerals Company of Australia Pty Ltd, a rare-earth market consultant, and the term “Rest of World” means the entire world except China. For definitions of certain rare earth-related and mining terms, see “Glossary of Selected Mining Terms.” IMCOA data is accurate to within 20% of the stated amounts. IMCOA data takes into account only legal exports of rare earths, and ignores illegal exports from China and usage thereof, which could be significant due to the difficulties with accurately collecting information with respect thereto.

ITEM 1.	BUSINESS.

Our Business

We are the only rare earth oxide, or REO, producer in the Western hemisphere and own one of the world’s largest, most fully developed rare earth projects outside of China. Furthermore, following the execution of our “mine-to-magnets” strategy and completion of our modernization and expansion plan, we expect to be one of the world’s most integrated producers of rare earth products, including oxides, metals, alloys and magnets. In light of strong industry fundamentals, including reduced Chinese supply and strong pricing increases, our Board of Directors recently approved a second-phase capacity expansion plan in addition to our initial modernization and expansion plan, which we expect to approximately double our REO production capacity over the amount we will be able to produce upon completion of our initial modernization and expansion plan.

Our rare earths are critical inputs in many existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. Global demand for rare earth elements, or REEs, is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. We have made significant investments, and expect to continue to invest, in developing technologically advanced applications and proprietary applications for individual REEs.

Our Corporate History and Structure

Molycorp Minerals, LLC, a Delaware limited liability company formerly known as Rare Earth Acquisitions LLC, was formed on June 12, 2008 to purchase the Mountain Pass, California rare earth deposit and associated assets from Chevron Mining Inc., a subsidiary of Chevron Corporation. Prior to the acquisition, the Mountain Pass facility was owned by Chevron Mining Inc. and, before 2005, by Unocal Corporation. Molycorp, LLC, which was the parent of Molycorp Minerals, LLC, was formed on September 9, 2009 as a Delaware limited liability company. Molycorp, Inc. was formed on March 4, 2010 as a new Delaware corporation and was not, prior to the date of the consummation of its initial public offering, conducting any material activities. We currently operate as a single business segment.

Prior to the consummation of Molycorp, Inc.’s initial public offering, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interests in entities that hold member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for shares of Molycorp, Inc. Class A common stock. Additionally, all of the holders of profits interests in Molycorp Minerals, LLC, which were represented by incentive shares, contributed all of their incentive shares to Molycorp, Inc. in exchange for shares of Molycorp, Inc. Class B common stock. Accordingly, Molycorp, LLC and Molycorp Minerals, LLC became subsidiaries of Molycorp, Inc. Following the corporate reorganization, Molycorp, LLC was merged with and into Molycorp Minerals, LLC.

Immediately prior to the consummation of Molycorp, Inc.’s initial public offering, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock.

Rare Earth Industry Overview

The Rare Earth Elements

The REE group includes 17 elements, namely the 15 lanthanide elements, which are cerium, lanthanum, neodymium, praseodymium, promethium (which does not occur naturally), samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium, and two elements that have similar chemical properties to the lanthanide elements — yttrium and scandium. The oxides produced from processing REEs are collectively referred to as REOs. Light and heavy REEs are contained in all rare earth deposits, including in our deposit at Mountain Pass. Heavy REEs generally command higher sales prices on a per pound basis than light REEs because heavy REEs are not as prevalent. Cerium, lanthanum, neodymium, praseodymium and samarium are considered “light REEs” that are more predominant in bastnasite, while europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium are considered “heavy REEs” that are more predominant in monazite. Our reserves are bastnasite, but there are also known monazite occurrences on our property that we are currently examining.

Global Rare Earth Market

REEs have unique properties that make them critical materials to many existing applications upon which society has become dependent as well as many emerging applications. Examples include:

•	Clean-Energy Technologies: hybrid and electric vehicles, wind power turbines and compact fluorescent lighting;

•	High-Technology Applications: miniaturization of cell phones, personal digital assistant devices, digital music players, hard disk drives used in computers, computing devices, “ear bud” speakers and microphones, as well as fiber optics, lasers and optical temperature sensors;

•	Critical Defense Applications: guidance and control systems, communications, global positioning systems, radar and sonar; and

•	Advanced Water Treatment: industrial, military, homeland security and domestic and foreign aid applications.

Rechargeable Batteries

One of the most effective rechargeable batteries is the nickel metal hydride, or NiMH, battery which is used in nearly all hybrid and electric vehicles and many other electronic products. A mixed rare earth metal alloy is used as the anode in the NiMH battery. Cerium and lanthanum are the main REEs used in the NiMH battery.

Magnets

REEs are critical elements in the world’s strongest permanent magnets. These magnets are utilized in electric motors, a key component of all motor vehicles, especially hybrid and electric vehicles. A new and rapidly expanding use of rare earth permanent magnets is in wind turbine permanent magnet generators. Owing to the high power-to-weight ratio of the magnets, less material is required, permitting engines and generators to be considerably more powerful while at the same time smaller and lighter. The powerful REE-based magnets have made possible the miniaturization of hard disk drives used in computers and many other electrical devices such as personal digital assistant devices and digital music players. Neodymium, praseodymium, samarium, and dysprosium are critical to the permanent magnet industry due to their unique magnetic properties. Based on estimates by IMCOA, by 2014, global demand for rare earths used in magnets is estimated at 40,000 mt of REO, excluding demand from the wind energy sector. The wind energy sector could consume up to an additional 9,000 mt of REO, 1,350 mt of which is estimated solely for the United States. According to IMCOA, the wind energy sector in the United States alone could lead to a 3% to 4% increase in global demand for REOs used in magnets. If China succeeds with its current target for energy produced by wind power, then this could lead to additional consumption of REOs used in magnets of 8% to 10% by 2014. Today, nearly all magnetic rare earth products are produced from Chinese-sourced REOs, and there is no U.S. domestic manufacturer of neodymium iron boron, or NdFeB, magnets, as confirmed by an April 2010 briefing to the U.S. Government Accountability Office, or U.S. GAO briefing, titled “Rare Earth Materials in the Defense Supply Chain,” which was prepared in accordance with the National Defense Reauthorization Act for Fiscal Year 2010 (Pub. L. No. 111-84).

Catalysts

REEs are commonly used as a ingredients in catalysts, such as fluid bed cracking catalysts. Fluid bed cracking catalysts are being used increasingly in the oil industry because they enhance the efficiency of separating various fractions from crude oil during the refining process. Lanthanum is the main REE used in fluid bed cracking catalysts.

REEs are also used in other forms of catalysts. A catalytic converter is a device fitted to the exhaust system of a combustion engine that reduces the toxicity of emissions. Recent technological advances have seen the emergence of the three-way catalytic converter. This device reduces toxic nitrogen oxides to more benign nitrogen and oxygen, oxidizes toxic carbon monoxide to carbon dioxide and oxidizes unburnt hydrocarbons. Cerium is the REE used in catalytic converters, where it forms part of the catalyst. Increasingly stringent vehicle emission laws are being introduced throughout the world, and, according to the Manufacturers of Emission Controls Association, 100% of new vehicles sold in the United States are equipped with three-way catalytic converters while many developing nations are also mandating that new passenger cars be equipped with three-way catalytic converters.

Water Treatment

We have developed XSORBX®, a proprietary product and process, primarily consisting of cerium, which removes arsenic and other heavy metals from industrial processing streams and will allow our customers to more safely sequester arsenic and increase their production. XSORBX® is protected by over 100 issued and pending U.S. and foreign patents and patent applications. This product, which we have proven to be effective in removing arsenic and other contaminants from water, is applicable to a broad range of applications. There are several opportunities for us to commercialize this technology in the industrial, defense, foreign aid and outdoor enthusiast sectors. For example, we have applied the technology in the mining and smelting industries as a means to improve management of arsenic-laden process streams and have also developed a portable drinking water filtration system for U.S. defense applications and for the outdoor recreation industry. We have begun to sell XSORBX® for commercial use in the wastewater, recreation, pool and spa, industrial process and other water treatment markets.

Demand for Rare Earth Products

The lack of available substitutes makes REEs essential for existing and emerging technologies. According to IMCOA, global demand in 2010 is estimated to be approximately 125,000 mt of REO, roughly equivalent to the 2008 demand level.

Global demand for rare earths by market (mt of REO): 2008 & 2015

Source: IMCOA (January 2011)

Factors that could influence upward demand for rare earth products include:

•	the use of neodymium, praseodymium and dysprosium in high-strength NdFeB magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly off-shore installations;

•	the use of lanthanum and cerium for NiMH batteries that are utilized in hybrid and electric vehicles;

•	the use of europium, terbium and yttrium in the production of compact fluorescent light bulbs;

•	the use of high-strength NdFeB magnets in the miniaturization of electronic products;

•	the use of lanthanum by refineries processing lower quality crude oil that consumes greater quantities of fluid cracking catalysts;

•	the increased use of REEs in the drive to improve energy efficiency and reduce greenhouse gas, or GHGs, by the United States and the European Union;

•	the use of cerium in advanced water filtration applications; and

•	continued research and commercialization of new applications for rare earths products.

Global consumption of REEs is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. For example, the integration of rare earth permanent magnet drives into wind power turbines has substantially reduced the need for gearboxes, which increases overall efficiency and reliability. According to IMCOA, total demand for rare earths outside of China is expected to increase at a compound annual growth rate, or CAGR, of approximately 7% between 2010 and 2015. In addition, according to IMCOA, global demand for rare earths used in magnets is expected to grow at a CAGR of approximately 13% over the same period. IMCOA estimates that total global demand for rare earths is expected to increase from 125,000 mt in 2010 to 185,000 mt in 2015, which results in a CAGR of approximately 8% for that period.

Supply for Rare Earth Products

China has dominated the global supply of REOs for the last ten years and, according to IMCOA, accounted for approximately 96% of global REO production in 2008. Even with our planned production, global supply is expected by analysts to remain tight due to the combined effects of growing demand and actions taken by the Chinese government to restrict exports. The Chinese government heightened international supply concerns beginning in August 2009 when China’s Interior Ministry first signaled that it would further restrict exports of Chinese rare earth resources. Citing the importance of REE availability to internal industries and the desire to conserve resources, the Chinese government has announced export quotas, increased export tariffs and introduced a “mining quotas policy” that, in addition to imposing export quotas and export tariffs, also imposes production quotas and limits the issuance of new licenses for rare earth exploration. According to IMCOA, China’s export quotas have decreased from approximately 65,600 mt of REO in 2004 to approximately 50,000 mt of REO in 2009. On July 8, 2010, China’s Ministry of Industry and Information Technology issued the export quota for the second half of 2010, which reduced exports by 72% compared with the second half of 2009 and 40% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. On December 28, 2010, China’s Ministry of Industry and Information Technology further reduced the export quota for the first half of 2011, reducing exports by 35% compared with the first half of 2010 and 20% for the twelve months ended June 30, 2011 as compared to the twelve months ended June 30, 2010. In 2008, according to IMCOA, China imposed export taxes of up to 25% on selected REOs (primarily heavy REOs) and up to 15% for all other REOs (primarily light REOs). In addition, according to IMCOA, China’s Ministry of Industry and Information Technology issued a plan in 2009 to reduce the production of separated rare earths by 7% to 110,700 mt of REO in 2009.

China’s internal consumption of rare earths is expected to continue to grow, leaving the Rest of World with less supply during a period of projected increasing global demand. China also dominates the manufacture of rare earth metals, producing substantially all of the world’s supply, and the manufacture of NdFeB magnets, producing approximately 80% of the world’s supply. Neither capability currently exists in the United States, as confirmed by the April 2010 U.S. GAO briefing.

China has announced a national stockpile program, as has South Korea. Additionally, Japan has increased its national stockpile program. In December 2010, the U.S. Department of Energy released a study concluding that five rare earth metals, dysprosium, neodymium, terbium, europium and yttrium, are critical to clean energy technologies in the short term and medium term due to their importance to the clean energy economy and risk of supply disruption. The report emphasizes that diversified global supply chains for these critical materials are essential, and calls for steps to be taken to facilitate extraction, processing and manufacturing in the United States. Additionally, the U.S. Department of Defense is conducting a study to determine its rare earth requirements and supply chain vulnerabilities and whether to build a strategic stockpile. These stockpile programs will likely accelerate the pace of the current and projected global REE supply deficit.

According to the April 2010 U.S. GAO briefing:

•	the Mountain Pass mine is the largest non-Chinese rare earth deposit in the world;

•	other U.S. rare earth deposits exist, but these deposits are still in early exploratory stages of development;

•	officials emphasized the significance of the widespread use of commercial-off-the-shelf products in defense systems that include rare earth materials, such as computer hard drives;

•	heavy REEs, such as dysprosium, which provide much of the heat-resistant qualities of permanent magnets used in many industry and defense applications, are considered to be important;

•	government and industry officials told the U.S. GAO that where rare earth materials are used in defense systems, the materials are responsible for the functionality of the component and would be difficult to replace without losing performance;

•	a 2009 National Defense Stockpile configuration report identified lanthanum, cerium, europium and gadolinium as having already caused some kind of weapon system production delay and recommended further study to determine the severity of the delays; and

•	defense systems will likely continue to depend on rare earth materials, based on their life cycles and lack of effective substitutes.

The forecasted demand by IMCOA set forth in the graph below assumes Mountain Pass and other rare earth projects commence production and account for a significant portion of the forecasted increase in supply. If these projects do not commence production when anticipated, there will be a gap between forecasted demand and forecasted supply. IMCOA and Roskill expect that this anticipated market dynamic will underpin continued strong pricing.

Source: IMCOA (January 2011)(1)

(1)	Does not reflect our potential to increase production to 40,000 mt of REO per year following the completion of our capacity expansion plan, but instead reflects our production of 19,050 mt of REO per year beginning in 2013.

As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. According to Metal-Pages, from October 2009 through December 2010, prices for rare earths have risen by approximately 780% on average. Furthermore, over the same period, prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and rare earth carbonate) have risen by more than 1,000% on average.

In 2008, global production of rare earths was estimated at approximately 129,000 mt of REO according to Roskill. According to IMCOA, China accounted for approximately 96% of this total. As a result of economic, environmental and regulatory factors in China, as well as internal industrial development, there is uncertainty with respect to the availability of rare earth products from China. Although Chinese production of rare earth materials is increasing, export quotas imposed by the Chinese government are decreasing, thus reducing the amount of rare earth materials that China may export for the rest of the world. This reduction is occurring at a time when the demand for REEs is growing significantly.

In anticipation of increasing demand, there are a limited number of rare earth projects outside of China which are at various stages in the development phase. The success of any of these rare earth projects depends on a number of factors, including:

•	REO grade;

•	obtaining and maintaining operating and environmental permits;

•	acceptance in the marketplace as a long-term viable alternative to Chinese production;

•	the amount of recoverable high-value REEs contained in ore (such as neodymium, praseodymium, europium and dysprosium);

•	reserve life;

•	the ability to separate and concentrate rare earth minerals;

•	the ability to economically crack rare earth mineral concentrates and produce high yields;

•	the ability to separate REEs and manufacture finished products;

•	natural radioactive material content of the ore and the ability to responsibly and economically manage radioactive waste;

•	the cost of bringing the property into production; and

•	access to critical infrastructure, including electricity, fuel and transportation.

Our Mine Process and Development Plans

We and SRK Consulting (U.S.), Inc., or SRK Consulting, estimated total proven reserves as of February 6, 2010 of 88.0 million pounds of REO contained in 0.480 million tons of ore, with an average ore grade of 9.38%, and probable reserves of 2.12 billion pounds of REO contained in 13.108 million tons of ore, with an average ore grade of 8.20%, in each case using a cut-off grade of 5.0%, at our Mountain Pass mine. Upon the completion of our initial modernization and expansion plan, which we expect to be completed by the end of 2012, we expect to have the ability to produce approximately 19,050 mt of REO per year at our Mountain Pass facility. Upon the completion of our recently approved capacity expansion plan, by the end of 2013, we expect to have the ability to produce approximately 40,000 mt of REO per year at our Mountain Pass facility, or approximately double the amount we will be able to produce upon completion of our initial plan. Based on our estimated reserves and an expected annual production rate of approximately 19,050 mt of REO under our initial modernization and expansion plan, our expected mine life is in excess of 30 years (SRK Consulting has preliminarily indicated, however, that doubling the amount of production pursuant to the second-phase capacity expansion plan would reduce the current mine life by half, assuming no additional exploration, no realization of anticipated improvements in recoveries, and all other factors such as cut-off grade remain constant.)

Mine-to-Oxides

At our Mountain Pass facility, we have the ability to mine, crush, mill and separate rare earth ore to produce individual REEs. We hold a mine plan permit and an associated environmental impact report, which currently allow continued operations of our Mountain Pass facility through 2042. Since our acquisition of the Mountain Pass facility, we have been producing and selling REOs from stockpiled feedstocks to significantly improve our solvent extraction technologies and capabilities. We are now achieving greater than 98% recovery in our solvent extraction units at commercial scale for cerium, lanthanum, and didymium, which we believe is one of the highest recovery rates in the world. We have also developed the expertise to produce the following REEs in many usable forms: bastnasite concentrate; cerium; lanthanum; neodymium; praseodymium; europium; samarium; gadolinium; dysprosium; and terbium. When used to describe the current recovery rate for our solvent extraction units, the term “commercial scale” means that the solvent extraction units are operating at such a production rate that the scale-up factor required to achieve the desired production rate is less than 10 times the current production rate.

Processing at our Mountain Pass facility entails mining the bastnasite ore followed by crushing and milling it to a fine powder. Milled bastnasite ore is then processed by flotation whereby the bastnasite, which is a mineral containing light and heavy rare earth elements, floats to the surface and is separated from the waste material, which sinks in a series of flotation cells. The resultant bastnasite concentrate is then processed by leaching with strong acid solutions followed by a series of solvent-extraction separation steps that produce various individual REO minerals, generally in a high purity (greater than 99%) oxide form. In the second quarter of 2010, we began processing bastnasite concentrate from our stockpiles in an effort to commercially demonstrate our new cracking technology while at the same time continue to further optimize our processing technologies and improve recovery rates compared to historical operations at the Mountain Pass facility.

We recommenced mining operations in December 2010 and are preparing to recommence milling operations, which we expect to occur in the first quarter of 2012. Recommencement of mining and milling operations is coincident with our initial modernization and expansion plan, which will give us the capacity to efficiently produce at a rate of approximately 19,050 mt of REO per year by the end of 2012. Additionally, upon the completion of our capacity expansion plan, we expect to have the ability to produce up to approximately 40,000 mt of REO per year by the end of 2013. In the April 2010 U.S. GAO briefing, government and industry officials stated that, for a typical exploration-stage mine, once a company has secured the necessary capital to start a mine, it can take from seven to 15 years to bring a property fully online, largely due to the time it takes to comply with multiple state and federal regulations. Since our Mountain Pass facility is not an early stage rare earth project, we believe we have a significant timeline advantage as we have a well-defined ore body, an existing open pit with over 50 years of production history, an existing mine and reclamation plan, proven reserves, substantial permitting, and all necessary technology to successfully process and separate the rare earth elements at a commercial scale.

Oxides-To-Metals/Alloys

We expect to sell and transport a portion of the REOs we produce to customers for use in their particular applications. The remainder of the REOs will be processed into rare earth metals. A portion of these metals will be sold to end users and we expect to process the rest into rare earth alloys. These rare earth alloys can be used in a variety of applications, including but not limited to: electrodes for NiMH battery production; samarium cobalt magnet production; and NdFeB magnet production. A portion of these rare earth alloys will be manufactured into NdFeB magnets as part of our alloy and magnet production joint ventures, described below, and we expect to sell the rest to end users.

We currently produce rare earth metals outside of the United States through a third-party tolling arrangement. Our modernization and expansion plans envision adding facilities and equipment for metal conversion and alloy production at the Mountain Pass facility or an off-site property. If we are able to add an off-site facility to produce rare earth metals and alloys instead of adding such facilities and equipment at Mountain Pass, we would transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to that off-site location to produce rare earth metals and alloys. In December 2010, we entered into a non-binding letter of intent with Hitachi Metals, Ltd., or Hitachi, a leading manufacturer of NdFeB alloys and magnets, to form joint ventures for the production of rare earth alloys and magnets in the United States and to acquire a license for certain technology related to the production of rare earth metals, alloys and magnets. Additionally, we have entered into a non-binding letter of intent with Neo Material Technologies Inc., or Neo Material, that, among other things, contemplates a technology transfer agreement pursuant to which Neo Material may provide us with technical assistance and know-how with respect to the production of rare earth metals, alloys and magnets.

Alloy and Magnet Production Joint Ventures

NdFeB magnets, which are critical components in “green” technologies and the miniaturization of electronics, are primarily manufactured in China (approximately 80%) and Japan (approximately 20%). Our proposed joint venture with Hitachi would provide us with access to the technology, people and facilities to convert our rare earth materials into rare earth alloys and high-performance permanent rare earth magnets required for production of hybrid and electric vehicles, wind power turbines, high-tech applications and numerous advanced defense systems on which the U.S. economy and national security depend. The consummation of such joint ventures, in conjunction with our current modernization plans and the potential technology transfer agreement with Neo Material, is expected to provide us with the capability to mine, process, separate and alloy individual REEs and manufacture them into NdFeB magnets. This downstream integration, which we refer to as our “mine-to-magnets” strategy, would make us the only fully integrated producer of NdFeB magnets outside of China, helping to secure a rare earth supply chain for the Rest of World. In addition to the foregoing, we continue to explore additional joint ventures or other arrangements with third parties for the production of NdFeB alloys and /or magnets.

Rare earth “mine-to-magnets” production supply chain

Customers

We are working to establish stable revenue streams for the rare earth minerals and products we produce at the Mountain Pass facility. Upon reaching full planned production rates for REOs at the Mountain Pass facility under our initial modernization and expansion plan, we expect to produce approximately 19,050 mt of REO per year by the end of 2012. Additionally, under our capacity expansion plan, we expect to have the ability to produce up to approximately 40,000 mt of REO per year by the end of 2013.

There is a limited market for certain products we currently produce and we currently depend on a small number of customers for a significant portion of our annual sales. The percentage of sales, to the Company’s largest customers, for the years ended December 31, 2010 and 2009, were approximately as follows:

	Year	Year
	Ended	Ended
	December 31, 2010	December 31, 2009

Mitsubishi Unimetals USA	24%	0%
W.R. Grace & Co. — Conn.	21%	27%
Chuden Rare Earth Co. Ltd.	15%	0%
Shin-Etsu Chemical Co.	12%	0%
Corning Inc.	10%	4%
3M Company	7%	5%
Albemarle Corporation	0%	55%

In November 2010, we entered into a contract to supply one of our largest customers with a significant amount of our REOs, primarily lanthanum concentrate, through mid-2012 at market-based prices subject to a ceiling based on market prices at June 1, 2010, and a floor. We also entered into a second contract to supply that customer with up to 75 percent of our lanthanum product production per year (based on our initial planned capacity) at market-based prices subject to a floor for a three-year period commencing upon the achievement of expected annual production rates under our initial modernization and expansion plan, which may be extended at the customer’s option for an additional three-year period.

On December 10, 2010, we entered into a memorandum of understanding with Sumitomo Corporation, or Sumitomo. If we execute the definitive agreements contemplated by the memorandum of understanding, we expect to, among other things, provide Sumitomo with approximately 1,500 mt per year (and following completion of our initial modernization and expansion plan, approximately 1,750 mt per year) of cerium and lanthanum-based products and 250 mt per year of didymium oxide for a period ending five years after the completion of our initial modernization and expansion plan, at market-based prices subject to a floor.

As of January 1, 2011, we also had 20 non-binding letters of intent to sell our rare earth products. These letters of intent, together with our second contract with Grace and memorandum of understanding with Sumitomo, represent approximately 158% of our anticipated production for 2013 under our initial modernization and expansion plan, and our non-binding letter of intent with Neo Material also contemplates the sale of certain rare earth products. The letter of intent with Neo Material also contemplates the possibility of Neo Material acting as our non-exclusive sales agent and providing sales, marketing, warehousing and distribution services for some of our products. The memorandum of understanding with Sumitomo also contemplates Sumitomo acting as our non-exclusive sales agent for some of our products until the completion of our modernization and expansion of the Mountain Pass facility. Prior to commencing full production, we intend to enter into short-term and long-term sales contracts with existing and new customers for amounts not in excess of our actual planned production under our initial modernization and expansion plan and our capacity expansion plan, respectively. For certain REEs where the market demand is high, such as europium, we do not expect to enter into letters of intent or contracts, given that these REEs can be easily sold. None of our existing customer relationships are from contracts we assumed from Chevron Mining Inc.

In addition, we are in discussions with multiple large, globally diversified mining companies regarding the sale of XSORBX®, which will expand demand for cerium in times when it is in surplus and low priced. XSORBX® is a proprietary product and process, primarily consisting of cerium that removes arsenic and other heavy metals from industrial processing streams and will allow our customers to more safely sequester arsenic and increase their production. XSORBX® is protected by over 100 issued and pending U.S. and foreign patents and patent applications. We have begun to sell XSORBX® for commercial use in the wastewater, recreation, pool and spa, industrial process and other water treatment markets.

We anticipate that the location of the Mountain Pass facility, just off the Interstate 15 and along the train route leading to the Los Angeles port, will be an advantage in the transportation and delivery of our rare earth products to our customers as compared to other rare earth mining and development projects.

Sources and Availability of Raw Materials

Energy (including electricity and natural gas), hydrochloric acid sodium hydroxide and water are the principal raw materials used in our operations.

In connection with our initial modernization and expansion efforts at the Mountain Pass facility, we expect to build a new 24 megawatt co-generation power plant that will use natural gas to provide reliable electricity and steam to our facilities to allow us to achieve our anticipated annual production rate of approximately 19,050 mt of REO. The completion of the co-generation power plant is dependent on several factors, including obtaining the permits required to build and operate the co-generation power plant. In connection with our capacity expansion plan, we will add two additional turbines to the co-generation power plan to increase the plant’s capacity to 49 megawatts.

We use significant amounts of hydrochloric acid and sodium hydroxide as reagents to process REOs. We ultimately intend to produce and recycle our own hydrochloric acid and sodium hydroxide at the Mountain Pass facility, however, the technology we are developing to internally produce these reagents to significantly reduce our dependence on external supplies has not yet been implemented. Accordingly, we currently purchase hydrochloric acid and sodium hydroxide in the open market through multiple suppliers and, as a result, could be subject to significant volatility in the cost or availability of these reagents, although they are currently in ample supply. We may not be able to pass increased prices for these reagents through to our customers in the form of price increases. A significant increase in the price of these reagents, or limited availability of such materials, could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.

Our operations require significant quantities of water to process REOs. As part of the modernization and expansion of the Mountain Pass facility, we expect to significantly reduce our need for fresh water by recycling available water resources. Current design specifications for our modernization project indicate an approximately 50% reduction of fresh water consumption as compared to water consumption in the mid-1990’s, when the mine was producing approximately 19,050 mt of REO per year.

Competition

According to Roskill, global production of rare earth products was approximately 129,000 mt of REO in 2008. According to IMCOA, China accounted for approximately 96% of this total. The majority of the remaining production in 2008 was from Mountain Pass and Russia. Although exploration programs for REEs exist outside of China, Russia, Mountain Pass and Australia, none of the deposits that are the subject of these programs is currently in production. In addition, at the April 2010 U.S. GAO briefing government and industry officials stated that, for a typical exploration-stage mine, once a company has secured the necessary capital to start a mine, it can take from seven to 15 years to bring a property fully online, largely due to the time it takes to comply with multiple state and federal regulations.

Once we reach full planned production rates for REOs and other planned downstream products, the increased competition may lead our competitors to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations, and increased competition, whether legal or illegal, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.

Patents, Trademarks and Licenses

We rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. We also have a proven technology and product development group and as of February 3, 2011, held 73 issued and pending U.S. patents and patent applications, and 173 issued and pending foreign patents and patent applications. We intend to rely on patented products, such as XSORBX®, and related licensing agreements to establish proprietary markets for low demand REEs. These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property will be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations.

Research and Development

We have invested significant resources to improve the efficiency of our REO processing operations and the development of new applications for individual REEs. As of December 31, 2010, our product development group consisted of 22 scientists and engineers. In addition, we spent $2.4 million for the year ended December 31, 2010, $1.5 million for the year ended December 31, 2009 and $0.4 million for the period ended December 31, 2008 on research and development.

Employees

As of December 31, 2010, we had 150 employees. In connection with our ongoing modernization and expansion efforts at the Mountain Pass facility, we expect to hire additional employees by the end of 2012. As of December 31, 2010, 72 of our employees were represented by the United Steelworkers of America. Our contract with the United Steelworkers of America expires in 2012. We have not experienced any work stoppages and consider our employee relations to be excellent.

Environmental, Health and Safety Matters

We are subject to numerous and detailed, federal, state and local laws, regulations and permits affecting the mining and mineral processing industry, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, GHG emissions, water pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. These laws, regulations and permits have had, and will continue to have, a significant effect on our results of operations and competitive position and have tended to become increasingly stringent over time. Future laws, regulations or permits, as well as the interpretation or enforcement of existing requirements, may require substantial increases in capital or operating costs or otherwise delay, limit or prohibit our current or future operations. Our management team and employees have a significant amount of experience working with various federal, state and local authorities to address compliance with such laws, regulations and permits. However, we cannot assure you that we have been or will be at all times in compliance with such requirements.

We incurred approximately $2.1 million in 2010, and we expect to incur approximately $3 million in 2011 for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. In addition, we plan to invest significant capital in certain infrastructure, including iron and lead removal equipment in our processing facilities, a chlor-alkali plant, a co-generation power plant and a paste tailings plant and related storage facility. Our planned chlor-alkali plant is expected to reduce the amount of waste salt water that otherwise would be produced by our processing facilities and eliminate the need for evaporation ponds to dispose of this waste water. Our planned co-generation power plant is expected to increase the energy efficiency of our Mountain Pass facility by generating steam with waste heat from the power generation process. Our planned paste tailings plant and related storage facility are expected to increase the extent of our water recycling and present lower environmental risks than storing tailings in ponds. We expect to spend approximately $187 million during 2011 and 2012 related to environmentally-driven capital projects on our modernization and expansion project. We have acquired air emission offset credits at a cost of approximately $3.1 million, which we believe to be sufficient to operate under our initial modernization and expansion plan and our capacity expansion plan.

Permits and Approvals

Numerous governmental permits and approvals are required for our current and future operations. We hold a mine plan permit and an associated environmental impact report, which allow continued operations of our Mountain Pass facility through 2042. We have secured all permits necessary to allow construction to start on the Mountain Pass facility modernization and expansion project, including permits to operate from the Lahontan Regional Water Quality Control Board and orders for wastewater treatment and other facilities. Our ability to build state-of-the-art processing facilities at Mountain Pass depends upon obtaining the necessary installation and operation permits from a variety of governmental entities. In connection with our planned expansion, we will be required to obtain permit modifications and additional permits for new and replacement processing facilities and utilities, including a chlor-alkali plant and co-generation power plant, and also may be required to prepare a risk management plan in connection with the storage of ammonia for use at the planned co-generation power plant. To obtain, maintain and renew these and other environmental permits, we may be required to conduct environmental studies and collect and present to governmental authorities data pertaining to the potential impact that our current or future operations may have upon the environment. We may be unable to obtain additional permits unless we are able to avoid or mitigate those impacts, particularly impacts to desert flora and fauna. The permitting processes and development of supporting materials, including any environmental impact statements, may be costly and time consuming. Any failure to obtain, maintain or renew required permits, or other permitting delays or conditions, may delay, limit or prohibit current or future operations. Consequently, the expansion and modernization of the Mountain Pass facility may be delayed, curtailed or prevented, particularly in the event any environmental impact statement is required in connection therewith. These permit processes and requirements, and the interpretation and enforcement thereof, change frequently, and any such future changes could materially adversely affect our mining operations and results of operations.

Mine Health and Safety Laws

The Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, and the regulations adopted by the California Occupational Safety and Health Administration, impose stringent health and safety standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. As a result of increasing scrutiny surrounding mine safety, federal and state legislatures and other regulatory authorities have imposed more stringent regulatory requirements on mining operations. In 2006, the Mine Safety and Health Administration, or MSHA, promulgated new emergency rules on mine safety that address mine safety equipment, training and emergency reporting requirements. The U.S. Congress enacted the Mine Improvement and New Emergency Response Act of 2006, which significantly amended the Federal Mine Safety and Health Act of 1977, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. The MSHA published final rules implementing the Mine Improvement and New Emergency Response Act to revise both the emergency rules and the MSHA’s existing civil penalty assessment regulations, which resulted in an across-the-board increase in penalties from the existing regulations.

The Mountain Pass facility maintains a rigorous safety program. Our employees and contractors are required to complete 24 hours of initial training sessions, as well as annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe. As a direct result of this commitment to safety, the Mountain Pass facility has an exceptional safety record, which as of December 31, 2010, stood at 1999 days worked without a lost-time or restricted work accident. Lost-time incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee’s scheduled work. Our lost-time incidence rate for all operations for each of the years ended December 31, 2009 and 2010 was zero, as compared to the national average of 1.78 and 1.88 as reported by the MSHA for the respective periods.

The exceptional safety performance record of the Mountain Pass facility is further reflected in the following table, which compares rates for all lost time, restricted work and medical treatment incidents per 200,000 hours worked with average rates for mining operations, as determined by MSHA:

	Year Ended
	December 31,
	2006	2007	2008	2009	2010

Molycorp Operations	0	0	1.01	0.86	1.33
MSHA Rates for Operators	2.79	3.73	3.48	2.95	2.83

Within the last several years, the Mountain Pass facility has received numerous awards for safety, including: the MSHA Sentinels of Safety Award (2008, 2006 and 2004); the National Safety Council Awards — Perfect Record (2008, 2007, 2006, 2004); and the National Safety Council Awards — Occupational Excellence achievement award (2009, 2007 and 2004). We believe that our commitment to a safe working environment at the Mountain Pass facility provides us with a competitive advantage in attracting and retaining employees.

Workers’ Compensation

Although, as of December 31, 2010, the Mountain Pass Facility has not experienced a lost-time workplace injury since July 11, 2005, we are required to compensate employees for work-related injuries. The states in which we operate consider changes in workers’ compensation laws from time to time. We are insured under various state workers’ compensation programs for our operations at the Mountain Pass facility, our offices in Greenwood Village, Colorado and the State of Washington.

Surface Mining Control and Reclamation

Our San Bernardino County conditional use permit, approved mining plan and state laws and regulations establish operational, reclamation and closure standards for all aspects of our surface mining operations. Comprehensive environmental protection and reclamation standards must be met during the course of and upon completion of mining activities, and our failure to meet such standards may subject us to fines, penalties or other sanctions.

Although we expect the Mountain Pass facility to remain open for significantly longer than 30 years, our 30-year mine plan requires that we restore the surface area upon completion of mining. Financial assurances are generally required to secure the performance of these reclamation obligations. To satisfy these financial assurance requirements, we typically obtain surety bonds, which are renewable on a yearly basis. Although we expect to continue to obtain and renew such bonds, it has become increasingly difficult for mining companies to secure new or renew existing surety bonds without the posting of partial or full collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety bond issuers may refuse to provide or renew bonds or may demand additional collateral upon those issuances or renewals. Our inability to obtain or failure to maintain or renew these bonds could have a material adverse effect on our business and results of operations.

As of December 31, 2010, we had financial assurance requirements of $27.4 million that were satisfied with surety bonds secured by cash held in escrow, which we have placed with California state and regional agencies.

Water Usage and Pollution Control

The federal Clean Water Act and similar state and local laws and regulations affect surface mining and processing operations by imposing restrictions on the discharge of pollutants, including tailings and other material, into waters of the United States. These requirements are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over the jurisdiction and permitting requirements of the federal Clean Water Act. Individual or general permits under Section 404 of the Clean Water Act are required if we discharge dredged or fill materials into jurisdictional waters of the United States. In addition, our Lahontan Regional Water Quality Control Board permit establishes treatment standards for wastewater discharges to evaporation ponds. Regular monitoring by the Lahontan Regional Water Quality Control Board, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of our permits.

Our operations require significant quantities of water to process REOs. As part of the modernization and expansion of the Mountain Pass facility, we expect to significantly reduce our need for fresh water by recycling available water resources. Current design specifications for our modernization project indicate an approximately 50% reduction of fresh water consumption as compared to water consumption in the mid-1990’s, when the mine was producing approximately 19,050 mt of REO per year.

Air Pollution Control

The federal Clean Air Act and similar state and local laws and regulations affect our surface mining and processing operations both directly and indirectly. We currently operate and maintain numerous air pollution control devices under permits from the California Mojave Desert Air Quality Management District. We

generally must obtain permits before we install new sources of air pollution, which may require us to do air quality studies and obtain emission offset credits, which can be costly and time consuming to procure. We expect that our new and expanded facilities will require us to obtain emission credits or offsets for nitrogen oxides, particulate matter (10 microns), sulfur oxide and volatile organic compounds. The increased emissions from these facilities may trigger permitting under Title V of the Clean Air Act. In addition, the regulations of the California Air Resources Board will require us to retrofit or replace off-road, on-road and forklift vehicles to achieve emission standards for nitrogen oxides and particulate matter (10 microns).

Our operations also emit GHGs. Pursuant to existing GHG requirements, we expect that following the expansion of the Mountain Pass facility we will be required to report annual GHG emissions from our operations. Additional GHG emission related requirements are in various stages of development. For example, the U.S. Congress is considering various legislative proposals to address climate change, including a nationwide limit on GHGs. In addition, the U.S. Environmental Protection Agency, or EPA, has issued regulations, including the “Tailoring Rule,” that subject GHG emissions from stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. California is also implementing regulations pursuant to its Global Warming Solutions Act that will establish a state-wide cap-and-trade program for GHG emissions. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, financial condition, reputation, operating performance and product demand. However, such regulations might also present opportunities for our industry to the extent they increase the demand for rare earth products used in clean-technology applications, such as hybrid and electric vehicles and wind power turbines.

The Mountain Pass facility consumes significant amounts of energy and, accordingly, is subject to fluctuations in energy costs. These costs may increase significantly in part as an indirect result of GHG and other air emission regulations applicable to third-party power suppliers.

Hazardous and Radioactive Substances and Wastes

The Federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the actual or threatened release of a “hazardous substance” into the environment. Persons who are or were responsible for such releases of hazardous substances under CERCLA, which can include waste generators, site owners, lessees and others, may be subject to joint and several liability for the costs of remediating such hazardous substances and for damages to natural resources. Accordingly, we may be subject to liability under CERCLA and similar state laws for properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent waste materials. Pursuant to a 1998 clean up and abatement order issued by the Lahontan Regional Water Quality Control Board, we have conducted and are continuing to conduct various investigatory, monitoring and remedial activities related to contamination at and around the Mountain Pass facility. These activities include soil remediation and the operation of groundwater monitoring and recovery wells, water treatment systems and evaporation ponds. Also, prior to our acquisition of the Mountain Pass facility, leaks in a wastewater pipeline from the Mountain Pass facility to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. However, that contamination is being remediated by Chevron Mining Inc., who retained ownership of the ponds and the pipeline. Although Chevron Mining Inc. is obligated to indemnify us for certain potential environmental losses associated with activities that occurred prior to our purchase of the Mountain Pass facility, the amount of such indemnity is limited and may not be sufficient to cover such losses.

In 2009, the EPA announced that it is developing financial responsibility requirements under CERCLA for certain facilities within the hardrock mining industry. If applicable to our current or future operations, these requirements could impose on us significant additional costs or obligations.

REOs contain naturally occurring radioactive substances, such as thorium and uranium. The mining and processing of REOs involves the handling and disposal of such substances, and accordingly we are subject to extensive safety, health and environmental laws, regulations and permits regarding radioactive substances. Significant costs, obligations or liabilities may be incurred with respect to such requirements, and any future changes in such requirements (or the interpretation or enforcement thereof) may have a material adverse effect on our business or results of operations. One such permit pursuant to which we currently operate is a Radioactive Materials License issued and administered by the California Department of Health Services Radiologic Health Branch. The license applies to the use of sealed radioactive sources used for gauging volumes of materials, as well as certain other activities. A failure to maintain or renew this license could materially adversely affect our business or results of operations.

We generate, manage and dispose of solid and hazardous waste. Demolition of structures in connection with facility expansion and modernization generates waste in addition to that associated with processing and remediation activities. In connection with our modernization and expansion effort at the Mountain Pass facility, we will incur additional costs to handle, store and dispose of such wastes.

Endangered Species Act

The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Such laws and related regulations may have the effect of prohibiting or delaying us from obtaining mining permits and may impose restrictions on pipeline or road building and other mining or construction activities in areas containing the affected species or their habitats. Several species indigenous to Mountain Pass, California, including the desert tortoise, are protected under the Endangered Species Act and California Endangered Species Act.

Use of Explosives

In connection with our surface mining activities, we use explosives, which are subject to regulation, including under the federal Safe Explosives Act. Violation of these regulatory requirements may result in fines, imprisonment, revocation of permits and/or seizure or forfeiture of explosive materials.

Other Environmental Laws

We are required to comply with numerous other federal, state and local environmental laws and regulations in addition to those previously discussed. These additional laws include, for example, the California Environmental Quality Act, the National Environmental Policy Act, the Emergency Planning and Community Right-to-Know Act and the California Accidental Release Prevention Program.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Mark A. Smith	51	President, Chief Executive Officer and Director
James S. Allen	44	Chief Financial Officer and Treasurer
John L. Burba, PhD	59	Executive Vice President and Chief Technology Officer
John F. Ashburn, Jr.	56	Executive Vice President and General Counsel
Ksenia A. Adams	29	Corporate Controller
Douglas J. Jackson	50	Vice President, Business Development
John K. Bassett	61	Vice President, Operations

Mark A. Smith has been our Chief Executive Officer and has served as a director since October 2008 and our President since March 2010. From April 2006 until October 2008, Mr. Smith was president and chief executive officer of Chevron Mining Inc., a wholly-owned subsidiary of Chevron Corporation, and from

August 2005 until April 2006 he was vice president of Chevron Mining Inc. In his positions at Chevron Mining Inc., Mr. Smith was responsible for 1,500 employees, approximately $500 million in revenue, three coal mines, one molybdenum mine and the Mountain Pass rare earth mine. From June 2000 until August 2005, Mr. Smith was a vice president for Unocal Corporation, an oil and gas exploration and production company, which previously owned the Mountain Pass facility, where he was responsible for managing all real estate, remediation, mining and carbon groups. Mr. Smith has served on the board of directors of Avanti Mining Inc., a molybdenum mining company, since November 2009 and on the board of directors of Talison Lithium Limited, a global producer of Lithium, since August 2010. Mr. Smith received his B.S. degree in agricultural engineering from Colorado State University in 1981 and his J.D., cum laude, from Western State University College of Law in 1990.

James S. Allen has been our Chief Financial Officer since December 2009 and Treasurer since March 2010. From October 2005 until April 2009, Mr. Allen was an audit partner at KPMG LLP, a public accounting firm, and from June 2002 until September 2005, Mr. Allen was an audit senior manager at KPMG. During his time at KPMG, Mr. Allen was responsible for the professional development of managers and staff, the execution of audit engagements and other projects in accordance with firm and professional standards, as well as various other business development and administrative matters including maintenance of client relationships. A certified public accountant, Mr. Allen received his B.S. degree in business administration — accounting from Colorado State University in 1989.

John L. Burba, PhD has been our Chief Technology Officer since October 2008, and was promoted to the position of Executive Vice President and Chief Technology Officer in September of 2009. From August 2005 until October 2008, Mr. Burba was vice president of technology at Chevron Mining Inc., where he was involved in identifying and developing technologies for Chevron Mining’s businesses, including coal, molybdenum and rare earths. From July 2002 until August 2005, Mr. Burba was vice president of technology at Molycorp Inc., a subsidiary of Unocal Corporation. Mr. Burba received his B.S. degree in chemistry in 1974, his M.S. in physical chemistry in 1976 and his PhD in physical chemistry from Baylor University in 1979.

John F. Ashburn, Jr. has been our General Counsel and Executive Vice President since December 2008, and served as our Secretary from December 2008 until April 2010. From August 2005 until November 2008, Mr. Ashburn was senior counsel of Chevron Mining Inc. From April 1990 until August 2005, Mr. Ashburn was senior counsel of Unocal Corporation, an oil and gas exploration and production company. Mr. Ashburn received his B.S. degree in psychology from Northern Illinois University in 1976 and his J.D. from Northern Illinois University School of Law in 1980.

Ksenia A. Adams has been our Corporate Controller since July 2009. From May 2007 until July 2009, Ms. Adams was an audit manager with KPMG LLP. From October 2002 until May 2007, Ms. Adams was a senior member of the audit staff of KPMG. Ms. Adams is a certified public accountant and received her B.S. degree in accounting from Colorado State University in 2002.

Douglas J. Jackson has been our Vice President, Business Development since November 1, 2010. From 2002 to 2010, he was a private investor and in 2010 he founded and is the principle of Optimal Solutions SV LLC, a management consulting company. From 1988 to 2002, he was with Dyno Nobel, Inc., or Dyno, the largest operating subsidiary of Dyno Nobel ASA, a global commercial explosive supplier. While with Dyno, Mr. Jackson held a variety of positions, including serving as President and Chief Executive Officer, where he had the responsibility for operations in North America and South America, Dyno’s largest market, while establishing new operations in the high growth markets of Latin America. Mr. Jackson started his career at Unocal Corporation, where his roles included Engineer-Chemical Sales/Service and District Sales Manager — Industrial Chemical Marketing. Mr. Jackson received his B.S. degree in engineering from Washington State University in 1983 and his MBA from California State University in 1988.

John K. Bassett has been our Vice President, Operations since January, 2011. From 2005 to 2011, he was President of Seadrift Coke L.P., or Seadrift, a manufacturer of petroleum needle coke. As President of Seadrift, Mr. Bassett had profit and Loss responsibility, including sales and safety performance. Mr. Bassett started his career in petroleum refining and was refinery general manager of two refineries. He received his degree in Chemical Engineering from the University of Illinois in 1972.

ITEM 1A.	RISK FACTORS.

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected.

Risks Related to Our Business

The production of rare earth products is a capital-intensive business and our ongoing modernization and expansion efforts at the Mountain Pass facility to reach initial planned production rates by the end of 2012 and to expand our capacity to produce up to approximately 40,000 mt of REO per year by the end of 2013 will require the commitment of substantial resources. Any unanticipated costs or delays associated with our ongoing modernization and expansion efforts at the Mountain Pass facility could have a material adverse effect on our financial condition or results of operations.

Our ongoing modernization and expansion efforts at the Mountain Pass facility to reach initial planned production rates by the end of 2012 and to expand our capacity to produce up to approximately 40,000 mt of REO per year by the end of 2013 require the commitment of substantial resources for operating expenses and capital expenditures. We expect to incur approximately $531 million in capital costs to achieve full planned production rates under our initial modernization and expansion plan prior to December 31, 2012. In addition, we expect to incur approximately $250 million in additional capital costs to build additional production capacity prior to December 31, 2013. Our estimated expenses may increase in subsequent years as consultants, personnel and equipment associated with advancing development and commercial production are added. The progress of our modernization and expansion efforts at the Mountain Pass facility and the amounts and timing of expenditures will depend in part on the following:

•	the replacement of a significant portion of the existing process, plant and equipment that consists of aging or outdated facilities and equipment, retooling and development and the preparation of the mine pit for renewed production of ore;

•	maintaining required federal, state and local permits;

•	the results of consultants’ analysis and recommendations;

•	negotiating contracts for equipment, earthwork, construction, equipment installation, labor and completing infrastructure and construction work;

•	negotiating sales and off-take contracts for our planned production;

•	the execution of any joint venture agreements or similar arrangements with strategic partners; and

•	other factors, many of which are beyond our control.

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

The anticipated funding required to complete the expansion and modernization of the Mountain Pass facility, including the second phase capacity expansion, is based on certain estimates and assumptions we have made about the additional facilities, equipment, labor, permits and other factors required to complete the project. If any of these estimates or assumptions change, the actual timing and amount of capital required to complete the initial expansion and modernization of the Mountain Pass facility as well as the capacity expansion may vary materially from what we anticipate. Additional funds may be required in the event of significant departures from our current expansion and modernization plan, unforeseen delays, cost overruns, engineering design changes or other unanticipated expenses. There can be no assurance that additional financing will be available to us, or, if available, that it can be obtained on a timely basis and on commercially acceptable terms.

There is no assurance that we will be able to successfully implement our capacity expansion plan within our current timetable, that the actual costs of the capacity expansion will not exceed our current estimated costs or that we will be able to secure off-take agreements for the incremental production capacity, and we cannot provide any assurance as to the actual operating costs once we have completed the capacity expansion.

Our Board of Directors recently approved a second-phase capacity expansion plan in addition to our initial modernization and expansion plan. We will commence work on this second phase as we are working on our initial plan and there is no assurance that our work on the second phase will not interfere with our completion of the initial modernization and expansion plan. In certain cases, including separations and power, we will need to install additional capacity. We do not believe we will need to obtain additional permits for the capacity expansion, other than air and building permits. However, there is no assurance that we will not in the future learn of permits that we will be required to obtain or existing permits that we will be required to modify. We have estimated, based on consultation with our project manager, that we will incur approximately $250 million in additional capital costs in connection with the capital expansion plan beyond those budgeted for our initial plan. However, this estimate has not been independently reviewed, and actual costs could vary significantly. We have not yet obtained this additional funding and there is no assurance that we will be able to do so on terms acceptable to us or at all. Because we will begin expenditures on our capacity expansion plan before completion of our initial modernization and expansion plan, any funding insufficiency for the capacity expansion could also impact completion of our initial plan.

We have not yet performed a detailed study of expected operating costs for this proposed second phase, and we have not yet commissioned SRK Consulting or any other expert to prepare an external model or study of operating costs. While we have not identified any reason to believe that there will be any per unit increase in our operation costs under our capacity expansion plan as compared to our initial modernization and expansion plan (assuming we are able to sell all of our capacity), we cannot provide any assurances as to the actual operating costs, and such costs could be higher. We have also not secured off-take commitments for the incremental production from this second phase, and we cannot assure that we will secure such commitments.

Any failure to successfully implement our capacity expansion plan due to insufficient funding, delays or unanticipated costs, or to realize the anticipated benefits of our capacity expansion plan, including securing off-take commitments for the incremental production, could have a material adverse effect on our business, financial condition and results of operations.

We may be unsuccessful in raising the necessary capital to execute our current business plan.

Under our current business plan, we intend to spend approximately $531 million through the end of 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility in connection with our initial modernization and expansion plan and expand into metal, alloy and magnet production. In addition, we expect to spend approximately $250 million in additional capital costs to build additional production capacity through the end of 2013 in connection with our capacity expansion plan, and we will need to obtain additional funding for such plan. If the assumptions on which we based our estimated capital expenditures of $781 million change or are inaccurate, we may require additional funding. We may also require additional financing as part of our collaborative joint ventures with Hitachi for the production of rare earth alloys and magnets in the United States, which is not included in our estimated capital expenditures of $781 million. Our estimated capital expenditures of $781 million also do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $20 million to $25 million per year.

We expect to finance these capital expenditures, our selling, general and administrative expenses, as well as our working capital requirements with the approximately $360.4 million in net proceeds from our initial public offering (after giving effect to our use of $18.2 million of net proceeds for surety bonds), the approximately $173.1 million in net proceeds from our offering of mandatory convertible preferred stock and anticipated cash flows from operations, combined with traditional debt financing, project financing, additional public or private equity offerings and/or government programs, including the U.S. Department of Energy loan guarantee program for which we have submitted applications. Additionally, on December 10, 2010, we entered into a memorandum of understanding with Sumitomo, pursuant to which Sumitomo agreed to, among other things, purchase $100 million of our common stock and arrange for a $30 million debt financing. The consummation of these transactions with Sumitomo is subject to numerous conditions and finalization of definitive agreements. There can be no assurance that we will be successful in raising the incremental capital needed to fully execute our business plan on terms acceptable to us, or at all. Because we will begin expenditures on our capacity expansion plan before completion of our initial modernization and expansion plan, any funding insufficiency for the capacity expansion could also impact completion of our initial plan.

We currently have limited sources of revenue from our operations, and in order to modernize and expand the Mountain Pass facility, we may need to obtain additional debt and/or equity financing in addition to or in place of the potential financing arrangements identified above.

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

A key element of our business strategy is to utilize vertical integration through further downstream processing of our REOs into rare earth metal alloys and finished magnets for clean-energy, high-technology and defense applications. To implement this “mine-to-magnets” vertical integration successfully, we will need to license certain intellectual property related to these downstream processes and form a joint venture with an existing magnet producer for the final production of finished rare earth magnets. While we have entered into non-binding letters of intent with Hitachi to form joint ventures for the production of rare earth alloys and magnets in the United States and to acquire a license for certain technology related to the production of rare earth metals, alloys and magnets, we may not be able to finalize definitive agreements and successfully consummate these partnerships. In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained, and we are currently only in negotiations with respect to a joint venture for the production of finished magnets and have only entered into a non-binding letter of intent with Neo Material that contemplates a technology transfer agreement with respect to the production of rare earth metals, alloys and magnets. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of downstream products on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize downstream rare earth products.

We may not be able to convert existing letters of intent with customers for the sale of REO products into binding contracts, or meet the conditions necessary for customers to commence purchasing under existing contracts, which may have a material adverse effect on our financial position and results of operations.

We are working to establish stable revenue streams for the rare earth minerals and products we produce at the Mountain Pass facility. Upon reaching full planned production rates for REOs at the Mountain Pass facility under our initial modernization and expansion plan, we expect to produce approximately 19,050 mt of REO per year. Additionally, under our capacity expansion plan, we expect to have the ability to produce up to approximately 40,000 mt of REO per year by the end of 2013. Pursuant to a contract with one of our largest customers, we have agreed to supply the customer with a significant amount of our REOs, primarily lanthanum hydrate, through mid-2012 at market-based prices subject to a ceiling based on market prices at June 1, 2010, and a floor. Based on current market trends we expect the ceiling to be in effect for the remaining term of this agreement. Pursuant to a second contract, we have agreed to supply the same customer with up to 75 percent of our lanthanum product production per year at market-based prices subject to a floor for a three-year period commencing upon the achievement of expected annual production rates under our initial modernization and expansion plan, which may be extended at the customer’s option for an additional three-year period. Upon execution of definitive agreements with Sumitomo, we also expect to provide Sumitomo with approximately 1,500 mt per year (and following completion of our initial modernization and expansion plan, approximately 1,750 mt per year) of cerium and lanthanum-based products and 250 mt per year of didymium oxide for a period ending five years after the completion of our initial modernization and expansion of the Mountain Pass facility, at market-based prices subject to a floor. As of January 1, 2011, we also had 20 non-binding letters of intent to sell our rare earth products. Prior to commencing full production, we intend to enter into short and long-term sales contracts with existing and new customers for amounts not in excess of our actual planned production under our initial modernization and expansion plan and our capacity expansion plan, respectively. However, there can be no assurance that these customers will enter into binding sales contracts for the same amount of REO products as in the letters of intent, or at all, or that we will secure off-take commitments for the incremental capacity provided by our capacity expansion plan. The failure to enter into binding contracts or the failure to meet the conditions necessary for customers to commence purchasing under existing agreements, may have a material adverse effect on our financial position and results of operations.

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

There is a limited market for certain products that we currently produce from stockpile concentrates. We currently have six customers that individually account for a significant portion of our revenue. The percentage of our total sales that is attributed to these customers is as follows for the indicated periods.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Mitsubishi Unimetals USA	24%	0%
W.R. Grace & Co. — Conn	21%	27%
Chuden Rare Earth Co. Ltd.	15%	0%
Shin-Etsu Chemical Co.	12%	0%
Corning Inc.	10%	4%
3M Company	7%	5%
Albemarle Corporation	0%	55%

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

In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high rare earth mineral market prices generally are beneficial to our financial performance. However, strong rare earth mineral prices, as well as real or perceived disruptions in the supply of rare earth minerals, also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for rare earth minerals and products, and at the same time may incentivize development of otherwise marginal mining properties. For example, automobile manufacturers have recently announced plans to develop motors for electric and hybrid cars that do not require rare earth metals, due to concerns about the available supply of rare earths. If the automobile industry reduces its reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business.

Conditions in the rare earth industry have been, and may continue to be, extremely volatile, which could have a material impact on our company.

Conditions in the rare earth industry have been extremely volatile, and prices, as well as supply and demand, have been significantly impacted by a number of factors, principally (1) changes in economic conditions and demand for rare earth materials and (2) changes, or perceived changes, in Chinese quotas for export of rare earth materials. As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. According to Metal-Pages, from October 2009 through December 2010, prices for rare earths have risen by approximately 780% on average. Furthermore, over the same period, prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and rare earth carbonate) have risen by more than 1,000% on average. If conditions in our industry remain volatile, our stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline, and this could also impair our ability to obtain remaining capital needed for development of our property and our ability to find purchasers for our products.

If we finance the necessary capital to execute our current business plan through a securities offering or debt financing, you may experience dilution in the event of an equity financing, or we may be highly leveraged in the event of a debt financing.

We may finance the capital expenditures necessary for our modernization and expansion costs, including the capacity expansion plan, through a public or private offering of securities or debt financing. An equity offering, including any issuance of common stock to Sumitomo, will have the effect of diluting the proportionate equity interest and voting power of holders of our common stock. A debt financing may result in us being highly leveraged, and our level of indebtedness could restrict our ability to execute our current business plan.

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

The success of our business will depend, in part, on the establishment of new uses and markets for rare earth products.

The success of our business will depend, in part, on the establishment of new markets by us or third parties for certain rare earth products that may be in low demand. Although we are developing rare earth products for use in NdFeB magnets, which are used in critical existing and emerging technologies, such as hybrid and electric vehicles, wind power turbines and compact fluorescent lighting, the success of our business depends on creating new markets and successfully commercializing rare earth products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products and applications could have a material adverse effect on our financial condition or results of operations.

An increase in the global supply of rare earth products, dumping and predatory pricing by our competitors may materially adversely affect our profitability.

The pricing and demand for our products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REO products. According to IMCOA, it is estimated that China accounted for approximately 96% of global REO production in 2008. China also dominates the manufacture of metals and NdFeB magnets from rare earths, a capacity that is not currently found in the United States. Once we reach full planned production rates for REOs and other planned downstream products, the increased competition may lead our competitors to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.

We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth production processes that are not patented. We also have a proven technology and product development group and as of February 3, 2011, we held 73 issued and pending U.S. patents and patent applications, and 173 issued and pending foreign patents and patent applications. We intend to rely on patented products, such as XSORBX®, and related licensing agreements to establish proprietary markets for low demand REEs. These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents, or the cost to defend ourselves against patent infringement actions by others, could be substantial.

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

We use significant amounts of hydrochloric acid and sodium hydroxide as reagents to process REOs. We ultimately intend to produce our own hydrochloric acid and sodium hydroxide at the Mountain Pass facility. While the technology used to produce hydrochloric acid and sodium hydroxide is well developed, this technology has not yet been implemented at the Mountain Pass facility. Accordingly, we currently purchase hydrochloric acid and sodium hydroxide in the open market and, as a result, we could be subject to significant volatility in the cost or availability of these reagents. We may not be able to pass increased prices for these reagents through to our customers in the form of price increases. A significant increase in the price, or decrease in the availability, of these reagents before we perfect our ability to produce them on site could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.

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

As of December 31, 2010, approximately 72 employees at the Mountain Pass facility were covered by a collective bargaining agreement with the United Steelworkers of America that expires in March 2012. A work stoppage at the Mountain Pass facility could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.

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

We are subject to numerous and detailed, federal, state and local environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, GHG emissions, water usage and pollution, waste management, plant and wildlife protection, including the protection of endangered species, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. Consequently, the modernization and expansion of the Mountain Pass facility may be delayed, limited or prevented and current operations may be curtailed. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, these environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. For example, GHG emission regulation is becoming more rigorous. As a result of our planned expansion, we expect to be required to report annual GHG emissions from our operations, and additional GHG emission related requirements are in various stages of development. The U.S. Congress is considering various legislative proposals to address climate change, including a nationwide limit on GHGs. In addition, the U.S. EPA has issued regulations, including the “Tailoring Rule,” that subject GHG emissions from certain stationary sources to the Prevention of Significant

Deterioration and Title V provisions of the federal Clean Air Act. California is also implementing regulations pursuant to its Global Warming Solutions Act that will establish a state-wide cap-and trade program for GHG emissions. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, financial condition, reputation, operating performance and product demand.

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

Our operations at the Mountain Pass facility are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, and the regulations adopted by the California Occupational Safety and Health Administration, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business, financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.

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

We must obtain a number of permits that impose strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with our current and future operations, including the modernization and expansion of the Mountain Pass facility. To obtain, maintain and review certain permits, we may be required to conduct environmental studies and collect and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment, including the potential impact on endangered species, and to take steps to avoid or mitigate those impacts. The permitting rules, and interpretation thereof, are complex and have tended to become more stringent over time. In some cases, the public (including environmental interest groups) has rights to comment upon and submit objections to permit applications and environmental analysis prepared in connection therewith, and otherwise participate in the permitting process, including challenging the issuance of permits, validity of environmental analyses and determinations and performance of permitted activities. Accordingly, permits required for our operations, including the modernization and expansion of the Mountain Pass facility, may not be issued, maintained or renewed in a timely fashion or at all, may be issued or renewed upon conditions that restrict our ability to conduct our operations economically, or may be subsequently revoked. Any such failure to obtain, maintain or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Ownership of Our Common Stock

A trading market that will provide our stockholders with adequate liquidity may not be sustained. Our common stock has only been publicly traded since July 2010, and the price of our common stock may fluctuate significantly. Accordingly, stockholders could lose all or part of their investment.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and may be influenced by many factors, some of which are beyond our control, including:

•	the extremely volatile rare earth industry;

•	our quarterly or annual earnings or those of other companies in our industry;

•	loss of a large customer;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our stock or changes in financial estimates by analysts;

•	future sales of our common stock; and

•	other factors described in this “Risk Factors” section.

Our common stock price has been particularly affected by the volatility in the rare earths industry, as the high and low sales price of our common stock in the period since we went public in July 2010 to March 8, 2011 has ranged from a low of $12.10 to a high of $62.80. If conditions in our industry remain volatile, our common stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earth were to decline, our stock price would likely decline.

We do not intend to pay dividends on our common stock in the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. So long as any share of our mandatory convertible preferred stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our mandatory convertible preferred stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Our ability to use our net operating loss carryforwards may be subject to limitations due to significant changes in the ownership of our common stock.

As of December 31, 2010, we had gross net operating loss carryforwards of approximately $18 million for U.S. federal income tax purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, of the Code, if a corporation undergoes an “ownership change”, the corporation’s ability to use its pre-change net operating loss carryforwards and other tax attributes of offset its post-change income may be limited and may result in a partial or full writedown of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of our common stock. It is possible that the recent offering of common stock by selling stockholders, in combination with past and future transactions involving our common stock, will cause an ownership change to occur that would limit our ability to use our existing net operating loss carryforwards. As of December 31, 2010, we have established a full valuation allowance against our $22.7 million net deferred tax assets.

Anti-takeover provisions contained in our certificate of incorporation and bylaws after the corporate reorganization, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws provisions may have the effect of delaying, deferring or discouraging a prospective acquiror from making a tender offer for our shares or otherwise attempting to obtain control of us. To the extent that these provisions discourage takeover attempts, they could deprive stockholders of opportunities to realize takeover premiums for their shares. Moreover, these provisions could discourage accumulations of large blocks of common stock, thus depriving stockholders of any advantages which large accumulations of stock might provide.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware. Section 203 prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless the business combination was approved in advance by our board of directors, results in the stockholder holding more than 85% of our outstanding common stock or is approved by the holders of at least 66 2/3% of our outstanding common stock not held by the stockholder engaging in the transaction.

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

We will be required to comply with Section 404 of the Sarbanes-Oxley Act beginning with the year ending December 31, 2011. Section 404 requires that we evaluate our internal control over financial reporting to enable management to report on the effectiveness of those controls. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. GAAP. While we have begun the comprehensive process of evaluating our internal controls, we are in the early phases of our review and we cannot predict the outcome of our review at this time. During the course of the review, we may identify control deficiencies of varying degrees of severity and we have undertaken a process to evaluate and improve our internal controls.

We have taken steps to improve our internal control over financial reporting, and we have incurred significant costs to remediate identified deficiencies and improve our internal controls, and will incur additional expense as we undertake the modernization and expansion of the Mountain Pass facility. As we implement this modernization and expansion, the resulting growth in our business will require us to implement additional internal controls. To comply with Sarbanes-Oxley requirements, especially during this period of anticipated rapid growth, we will need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and legal staff. If we are unable to upgrade our systems and procedures or hire the necessary additional personnel in a timely and effective fashion, we may not be able to comply with our financial reporting requirements and other rules that apply to public companies.

As a public company, we are required to report internal control deficiencies that constitute material weaknesses in our internal control over financial reporting. See “Item 9A. Control and Procedures.” If we qualify as an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, we will also be required to obtain an audit report from our independent registered public accounting firm beginning in 2011 regarding the effectiveness of our internal control over financial reporting. If we fail to implement the requirements of Section 404 in a timely manner, if we or, to the extent applicable, our independent registered public accounting firm are unable to conclude that our internal control over financial reporting is effective, or if we fail to comply with our financial reporting requirements, investors may lose confidence in the accuracy and completeness of our financial reports.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

The Mountain Pass Facility

At the Mountain Pass facility, we own an open-pit mine containing one of the world’s most fully developed rare earth deposits outside of China. In addition to the mine, the Mountain Pass facility includes associated crushing, milling, flotation and separation facilities. These facilities are not currently in full operation, and will need to be modernized or refurbished before we can recommence full operations. The Mountain Pass facility is located approximately 60 miles southwest of Las Vegas, Nevada near Mountain Pass, San Bernardino County, California. The Mountain Pass facility straddles Interstate 15 and may be accessed by existing hard-surface roads, which we use to transport products from the Mountain Pass facility to our customers using commercial vehicles.

Molybdenum Corporation of America began REO mining operations at the Mountain Pass facility in 1952. REO production at the Mountain Pass facility, as well as milling and separation processes, continued under Unocal Corporation, which purchased Molybdenum Corporation of America in 1977, until 1998. In 1998, all chemical processing operations were suspended, primarily due to leaks in a wastewater pipeline that transported waste salt water to evaporation ponds on the Ivanpah dry lake bed. Mining and milling operations continued until 2002 when those operations were also placed on standby due to softening prices for REOs, a lack of additional tailings disposal capacity and delays in obtaining permits required for the new paste tailings storage facility. Unocal Corporation thereafter sold or otherwise disposed of substantially all of the mining equipment at the Mountain Pass facility (e.g., shovels, haul trucks, etc.) prior to being acquired by Chevron Corporation in 2005. Operations at the Mountain Pass facility remained suspended until September 2007 when Chevron Mining Inc., a wholly-owned subsidiary of Chevron Corporation, commenced a NFL pilot processing campaign. Under the NFL campaign, lanthanum, which was produced prior to suspending activities in 1998 and held in lanthanum pond stockpiles at the Mountain Pass facility, was processed in order to recover the related neodymium and praseodymium. The NFL campaign did not constitute the restart of fully integrated operations at the Mountain Pass facility and was used as an opportunity to improve processing technologies and generate very modest revenue. On September 30, 2008, we acquired the Mountain Pass, California rare earth deposit and associated assets from Chevron Mining Inc. through Rare Earth Acquisitions LLC (which was later renamed Molycorp Minerals, LLC). The acquisition by us excluded certain assets and liabilities, including certain liabilities related to environmental and employment matters, that were retained by Chevron Corporation.

We currently hold a mine plan permit and an associated environmental impact report, which allow continued operations of our Mountain Pass facility through 2042. Since our acquisition of the Mountain Pass facility, we have been processing and selling REOs from stockpiled feedstocks to significantly improve our solvent extraction technologies and capabilities.

We recommenced mining operations in December 2010 and are preparing to recommence milling operations, which we expect to occur in the first quarter of 2012. Prior to the expected completion of our initial modernization and expansion efforts, we expect to produce approximately 3,000 mt per year in the aggregate of cerium products, lanthanum concentrate, didymium oxide and heavy rare earth concentrates from stockpiled feedstock. Recommencement of mining and milling operations is coincident with modernization of our processing capabilities in order to efficiently produce approximately 19,050 mt of REO per year by the end of 2012. In addition, upon completion of our capacity expansion plan, we expect to have the ability to produce up to approximately 40,000 mt of REO per year by the end of 2013.

The Mountain Pass facility consists of approximately 2,222 acres of fee land, of which approximately 770 acres are currently in use (e.g., existing buildings, infrastructure or active disturbance). The lands surrounding the Mountain Pass facility are mostly public lands managed by the Bureau of Land Management and the National Park Service. In addition to the 2,222 acres we hold in fee, we also hold 55 patented claims that are 100% owned by Molycorp and 489 unpatented lode and mineral mining claims and mill sites under the provisions of The Mining Law of 1872. We acquired our mineral rights at the Mountain Pass facility with the purchase of the Mountain Pass, California rare earth deposit and associated assets from Chevron Mining Inc. in 2008. Our mineral rights, surface rights and mining claims are not subject to royalties or encumbrances, although we are responsible for making annual maintenance and tax payments on our unpatented mill sites. These mining claims and mill sites provide land for mining, ancillary facilities and expansion capacity around the Mountain Pass facility.

The Mountain Pass facility includes an open-pit mine, overburden stockpiles, a crusher and mill/flotation plant, a separation plant, a mineral recovery plant tailings storage areas and on-site evaporation ponds, as well as laboratory facilities to support research and development activities, offices, warehouses and support buildings. The majority of the physical plant and equipment at the Mountain Pass facility is over 20 years old, substantially all of which will be replaced as part of our modernization effort. We expect to expand the open-pit mine both laterally to the west, southwest and north as well as deepening vertically. In addition to the existing overburden stockpile located west of the pit, which will serve as the initial overburden stockpile when mining recommences, we will need to construct additional overburden stockpiles to the north or east of the pit to provide additional storage capacity sufficient to accommodate the remaining overburden material for the existing permitted life of the mine.

In connection with our modernization and expansion efforts at the Mountain Pass facility, we expect to build new facilities, including the construction of a control lab, additional warehousing and raw material storage facilities. We plan to add facilities and equipment for metal conversion and alloy production. We also have decided to build a new mill instead of refurbishing our existing mill. The new mill will be sized for daily production of up to 2,000 mt. All the new design changes are allowed under our current operating permits. In November 2009, we entered into a non-binding letter of intent to acquire a third-party producer of rare earth metals and alloys in the United States. Discussions with this third party had previously ceased. Although we have recently resumed discussions with this third party, we cannot ensure that we will be able to execute a definitive agreement to acquire this third party. If we are able to acquire another third-party producer of rare earth metals and alloys or add another off-site facility to produce rare earth metals and alloys, instead of adding such facilities and equipment at Mountain Pass, we would transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to that off-site location to produce rare earth metals and alloys.

We also expect to build a new paste tailings operation and new roads at the Mountain Pass facility. The construction of the paste tailings operation, which consists of a paste tailings filter plant and paste tailings storage facility, is authorized by our San Bernardino County conditional use permit, and we began its construction during the second quarter of 2010. The capital cost for the paste tailings operation, which is included in the estimated capital expenditure for the expansion of the separation plant, is estimated to be $10 million. Although the operating cost of the paste tailings operation is expected to be greater than it would be for a tailings pond, which is the method prior owners used at the Mountain Pass facility, we expect that the increased water recycling and reduced environmental risks associated with the paste tailings facility will ultimately mitigate that additional cost.

In addition, we intend to produce hydrochloric acid and sodium hydroxide at our own chlor-alkali plant at the Mountain Pass facility, thereby reducing our reliance on external sources of reagents. While the production of our own hydrochloric acid and sodium hydroxide will utilize proven technologies, these technologies have not yet been implemented in the rare earth industry. Not only would the chlor-alkali plant reduce our need for external sources of reagents, but it would also reduce our production of waste salt water. Previous owners of the Mountain Pass facility used a waste water pipeline to dispose of waste salt water in evaporation ponds on the Ivanpah dry lake bed. When we acquired the Mountain Pass facility from Chevron Mining Inc. in 2008, we did not acquire the ponds or the wastewater pipeline that ran from the Mountain Pass facility to the Ivanpah lake bed. Because of this decision, and Chevron Mining Inc.’s ongoing removal of the wastewater pipeline, use of these ponds is no longer an available option for the Mountain Pass facility. Accordingly, wastewater must be dealt with in a different manner. We intend to utilize our chlor-alkali plant to convert waste salt water to hydrochloric acid and sodium hydroxide, which will be recycled into the process. Through this process, approximately 913 million pounds of water and 101 million pounds of salt would be recycled back to the chlor-alkali plant per year in order to achieve the annual production rate of 19,050 anticipated following the completion of our initial modernization and expansion plan. We expect these amounts to double if our annual production rate is increased to 40,000 mt of REO per year in connection with our capacity expansion plan. This process would avoid the need for disposal of waste salt water in evaporation ponds. Additionally, because the water is internally recycled, the need for fresh water from our two water supply well fields to run the Mountain Pass processing facilities would be dramatically reduced.

Following the completion of our initial modernization and expansion efforts, we expect to have the ability to mine, crush, mill and separate 2,000 tons of rare earth ore per day to produce individual REOs that meet or exceed industry standards for purity. However, we will only need to process up to approximately 1,100 to 1,200 tons of rare earth ore per day to meet the annual production goal of 19,050 mt of REO under our initial modernization and expansion plan. If we increase our annual production rate to 40,000 mt of REO in connection with our capacity expansion plan, we will need to process up to approximately 2,200 to 2,400 tons of rare earth ore per day. Our modernization and expansion plans envision adding facilities and equipment for metal conversion and alloy production at the Mountain Pass facility or an off-site property. If we add an off-site facility to produce rare earth metals and alloys instead of adding such facilities and equipment at Mountain Pass, we would transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to that off-site location to produce rare earth metals and alloys. In December 2010, we entered into a non-binding letter of intent with Hitachi to form joint ventures for the production of rare earth alloys and magnets in the United States and to acquire a license for certain technology related to the production of rare earth metals, alloys and magnets. Additionally, we have entered into a non-binding letter of intent with Neo Material that, among other things, contemplates a technology transfer agreement pursuant to which Neo Material may provide us with technical assistance and know-how with respect to the production of rare earth metals, alloys and magnets. This “mine-to-magnets” strategy, if successfully implemented, would make us the first fully integrated supplier of NdFeB magnets in the world and the only producer of NdFeB magnets in the United States. In addition, we are working to identify and develop new downstream opportunities for the REOs, rare earth metals and alloys and rare earth products we will manufacture. Our proposed joint ventures with Hitachi would provide us with access to the technology, people and facilities to convert our rare earth materials into rare earth alloys and high-performance permanent rare earth magnets required for production of hybrid and electric vehicles, wind power turbines, high-tech applications and numerous advanced defense systems on which the U.S. economy and national security depend. The consummation of such joint ventures, in conjunction with our current modernization plans and the potential technology transfer agreement with Neo Material, is expected to provide us with the capability to mine, process, separate and alloy individual REEs and manufacture them into NdFeB magnets.

Our facilities currently rely on electricity provided by Southern California Edison. Due to its position on the regional electric grid, the Mountain Pass facility can experience power shortages during peak periods. Instability in electrical supply in past years has caused sporadic outages and brownouts. Such outages and brownouts have had a negative impact on our production. In connection with our initial modernization and expansion efforts at the Mountain Pass facility, we expect to build a new 24 megawatt co-generation power plant that will use natural gas to provide reliable electricity and steam to our facilities to allow us to achieve our anticipated annual production rate of approximately 19,050 mt of REO. The completion of the co-generation power plant is dependent on several factors, including obtaining the permits required to build and operate the co-generation power plant. Following the completion of the co-generation power plant, we expect it to provide 100% of our production power requirements to achieve an annual production rate of 19,050 mt of REO and 83% of our overall power requirements. In connection with our capacity expansion plan, we will add two additional turbines to the co-generation power plan to increase the plant’s capacity to 49 megawatts, which will allow us to achieve an annual production rate of approximately 40,000 mt of REO. At an annual production rate of 40,000 mt of REO per year, we expect the co-generation power plant to provide 100% of our production power requirements and 91% of our overall power requirements.

We have secured all permits necessary to allow construction to start on the Mountain Pass facility modernization and expansion project. Numerous other government permits and approvals are required in order for us to proceed with our modernization and expansion efforts. These include air permits, various building permits and permits related to the use and storage of radioactive or hazardous materials.

The Mountain Pass REE deposit is located within an uplifted block of Precambrian metamorphic and igneous rocks that are bounded to the south and east by basin-fill deposits in California’s Ivanpah Valley. The two main groups of rocks in the Mountain Pass area are Early Proterozoic high-grade metamorphic rocks and Middle Proterozoic ultrapotassic rocks and monazitic carbonatites, which carbonatites are associated with higher levels of REEs. The currently defined zone of REE mineralization exhibits a strike length of approximately 2,750 feet in a north-northwest direction and extends for approximately 7,000 feet down dip from surface. The true thickness of the greater than 3.0% REO zone ranges from 15 feet to 250 feet. The percentage of each rare earth material contained in the Mountain Pass facility bastnasite ore is estimated to be as follows:

Estimated
Percentage of
Element	Bastnasite Ore

Cerium	48.8%
Lanthanum	34.0%
Neodymium	11.7%
Praseodymium	4.2%
Samarium	0.79%
Gadolinium	0.21%
Europium	0.13%
Dysprosium	0.05%
Other REE (including Terbium)	0.12%

Rare Earth Reserves and Non-Reserve Deposits

As of February 6, 2010, SRK Consulting, an independent consulting firm that we have retained to assess our reserves, estimated total proven reserves of 88.0 million pounds of REO contained in 0.480 million tons of ore, with an average ore grade of 9.38%, and probable reserves based on historic and estimated recoveries of 2.12 billion pounds of REO contained in 13.108 million tons of ore, with an average ore grade of 8.20%, in each case using a cutoff grade of 5.0% REO. As of December 31, 2010, our estimated proven and probable reserves were 88.0 million pounds of REO and 2.12 billion pounds of REO, respectively.

SEC Guidelines

The SEC has established guidelines contained in Industry Guide to assist registered companies as they estimate ore reserves. These guidelines set forth technical, legal and economic criteria for determining whether our ore reserves can be classified as proven and probable.

“Reserves” are defined by the SEC Industry Guide 7 as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. SEC Industry Guide 7 divides reserves between “proven reserves” and “probable reserves,” which are defined as follows:

•	“proven reserves” are reserves for which:

•	quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and

•	the sites for inspection sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

•	“probable reserves” are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Methodology

The Mountain Pass facility has been subject to extensive drilling since the beginning of mining operations in 1952, including drilling data for 152 holes totaling 83,216 feet. We also maintain detailed geologic logs, on-site assay records and databases and geologic cross-sections. In addition, we have recently expanded our on-site exploratory drilling program to confirm the existence and extent of bastnasite, monazite and other rare earth phosphate mineral occurrences in unexplored areas of the Mountain Pass facility. When estimating proven and probable reserves, however, we currently rely on the interpretations made during prior mining campaigns at our Mountain Pass facility, the U.S. Geological Survey and various consulting companies, including SRK Consulting, to identify the regional and mine area geology and hydrogeology, regional and local structure, deposit geology, current pit slope stability conditions and REE recoveries.

Proven Reserves.  SRK Consulting compiled a drill hole database from prior drilling at the Mountain Pass site that includes a total of 137 drill holes with a cumulative length of 79,453 feet. Individual drill holes range in length from 56 feet to 2,012 feet, and averaged 580 feet. The majority of core samples in the deposit area analyzed by SRK Consulting range from 50 feet to 250 feet along the strike of the ore body and 150 feet to 350 feet down dip. The sample data for proven ore reserves consists of survey data, lithologic data and assay results.

Probable Reserves.  Probable ore reserves are based on longer projections and the maximum distance between drill holes is 200 feet. Statistical modeling and the established continuity of the bastnasite ore body as determined from results of over 50 years of mining activity to date support our technical confidence in estimates of tonnage and grade over this projection distance. Where appropriate, projections for the probable ore reserve determination are constrained by any known or anticipated restrictive geologic features.

Based on the review of historic sample preparation and analytical procedures, SRK Consulting initiated a sample check assay program of 1% of the assay database. The material remaining from previous drilling programs consisted of split core stored at the Mountain Pass facility. SRK Consulting examined the existing split core using third-party preparation and analytical laboratories. SRK Consulting determined that the overall results of the sample check assay program indicated that our historic data was acceptable for use in preparing their report. While we believe that a cut off grade below 5.0% is economically viable, SRK Consulting decided to base the mining cut-off calculation on a grade of 5.0% REO given historical performance at the Mountain Pass mine.

The proven and probable ore reserves are then modeled as a long-term mine plan and additional factors including recoveries, metal prices, mine operating costs and capital estimates are applied to determine the overall economics of the ore reserves.

Results

Proven and probable reserves at the Mountain Pass facility as of December 31, 2010 are estimated to be approximately 88.0 million pounds of REO contained in 0.480 million tons of ore, with an average ore grade of 9.38%, and 2.12 billion pounds of REO contained in 13.108 million tons of ore, with an average ore grade of 8.20%, respectively, in each case, using a cut-off grade of 5.0%. We base our REO reserve estimates and non-reserve REO deposit information on engineering, economic and geological data assembled and analyzed by SRK Consulting, which includes various engineers and geologists. Our estimates of REO reserves and non-reserve REO deposits as to both quantity and quality will be regularly updated to reflect new drilling or other data received.

The following table provides information as of February 6, 2010 on the amount of our proven and probable REO reserves, which was used to calculate our estimated proven and probable reserves as of December 31, 2010.

	Average Ore
Category of Reserves	Grade (%)	Ore	Contained REO
		(Millions of Tons)	(Millions of Pounds)

Proven	9.38%	0.480	88
Probable	8.20%	13.108	2,122

In making the estimate above, SRK Consulting:

•	assumed we have a 100% working interest in the Mountain Pass facility;

•	assumed full mining recovery;

•	assumed that mine reserves are fully diluted;

•	assumed a historic cut-off grade of 5.0% REO within the pit design;

•	assumed a metallurgical recovery factor of 65% for the mill facility and 93% for the extraction and separation facilities;

•	used the 1997 surface topography for volume control of reserves;

•	used the historic three-year average commodity prices set forth in table below; and

•	rounded values to the nearest significant number.

Pricing values shown in the following table were used by SRK Consulting in the estimate of our reserves. The prices reflect a combination of three-year averages for REOs and metals based on information from (i) Metal-Pages, (ii) IMCOA and Roskill market studies from 2009 and (iii) alloy pricing formulas.

Rare Earth Products	Price(1)
(US$/kg)

Non-Metal Products
Lanthanum oxide	$6.60
Cerium oxide for glass applications	4.09
Cerium oxide for water filters	13.20
XSORBX®	9.90
Europium oxide	473.00
Metal Products
Lanthanum	13.20
Praseodymium	37.99
Neodymium	37.99
Metal Alloys
NdFeB	35.20
Samarium cobalt	50.60

(1)	Prices for certain rare earth products have increased from those used by SRK Consulting in its engineering study. The prices set forth in the following table, are primarily based on information from Metal-Pages and alloy pricing formulas as of January 27, 2011.

Product	January 27, 2011 Price
	(US$/kg)

Lanthanum Oxide	$62.00
Cerium Oxide (Glass Products)	67.00
Europium Oxide	630.00
Lanthanum Metal	65.50
Neodymium/Praseodymium Metal	137.50
Nd-Iron-Boron Alloy	84.37	(1)
Samarium Cobalt Alloy	69.36	(1)

(1)	Molycorp market price estimates

Although SRK Consulting assumed pricing levels consistent with those estimated by Roskill, a 38% decrease in average REE prices from such levels, holding all other variables constant, would not materially reduce reserve estimates.

There are numerous uncertainties inherent in estimating quantities and qualities of REO reserves and non-reserve REO deposits and costs to mine recoverable reserves, including many factors beyond our control. We will regularly evaluate our REO reserve and non-reserve REO estimates. This will typically be done in conjunction with expanded, phased drilling programs. Cores are analyzed by geologists to determine mineral types and to identify geological anomalies. Samples along the length of the core are logged and analyzed for total rare earth content, rare earth distribution and mineralogy. This data is entered into a master database and statistically analyzed. The resulting information is used to enhance the mine plan. We also gain information from blast hole cuttings. The estimates of REO reserves and non-reserve REO deposits as to both quantity and quality will also be updated to reflect new drilling or other data received. Estimates of economically recoverable REO reserves, however, necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

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

Actual REO tonnage recovered from identified REO reserve and non-reserve REO deposit areas and revenues and expenditures with respect to the same may vary materially from estimates. These estimates may not accurately reflect our actual REO reserves or non-reserve REO deposits. Any inaccuracy in our estimates related to our REO reserves and non-reserve REO deposits could result in lower than expected revenues and higher than expected costs.

Engineering Study

SRK Consulting prepared an engineering study to determine, among other things, the size of the underlying ore body and a mine plan for the restart of the Mountain Pass mine and the refurbishment of the processing facilities in connection with our initial modernization and expansion plan. As originally envisioned, the restart plan includes integrated off-site facilities for production of metals and rare earth magnet alloys. SRK Consulting designed the mine plan to ensure an annual production rate of approximately 19,050 mt of REO.

Subsequent to the original engineering study, we proceeded with additional detailed engineering and process testwork for the project. While substantive elements of the engineering design remain fixed in terms of function, our ongoing testing effort through the first quarter of 2011 will finalize the operating cost estimate for oxide production. Following completion of the operating cost review, updated process costs and recoveries will be reflected in the proven and probable reserve statement. At the present time, as a result of increased REE prices, the estimated economic cut-off grade for the deposit is less than the 5% cut-off grade applied by SRK Consulting. Due to the differential between the estimated economic cut-off grade and 5.0% “hard” cut-off grade, there is a margin for operating cost variation without a material adjustment in the proven and probable reserve estimate.

We approved the following changes to the original engineering study. These changes are provided for clarity and do not have a material impact on the proven and probable reserve estimate:

•	We conducted additional drilling and exploration work between December 2009 and April 2010 with a primary focus on in-fill drilling and a secondary focus on condemnation. We plan to conduct additional drilling and exploration work in 2011.

•	As disclosed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, we will construct a new mill rather than refurbish the existing mill prior to the start of full-scale production. With this change, SRK Consulting revised the mine plan to reflect improved access to ore in the southwest and south portion of the open pit. Fundamental production criteria remained unchanged (e.g., 5.0% REO cut-off grade, 19,050 mt REO per year, and overall recovery of 60%); therefore, there is no material change in the mine production schedule. However, the pit layouts over time shown in the original engineering study (e.g., Figures 6.2 through 6.7) will not match the current pit layouts.

•	We changed the location of the extraction and separations facilities, as well as related infrastructure, from the northwest portion of our property to immediately southeast of the existing process facilities.

While the location of these facilities has changed, the production process has not. Accordingly, Figure 7.8 General Facilities Arrangement for the Extraction and Separation Facilities in the original engineering study is no longer valid.

•	Updated project capital costs are within 10% of the estimated capital costs in the original engineering study.

•	Project planning during the development phase will be performed by us and Eichleay Engineers of California, a consulting firm specializing in project delivery.

We will authorize SRK Consulting to revise the engineering study and to make material adjustments, if any, to the reserve statement following completion of the updated operating cost review and testwork related to process recoveries.

In light of strong industry fundamentals, including reduced Chinese supply and strong pricing increases, our Board of Directors has approved a second-phase capacity expansion plan in addition to our initial modernization plan. Upon the completion of this expansion plan, by the end of 2013, we expect to have the ability to produce up to approximately 40,000 mt of REO per year at our Mountain Pass facility, or approximately double the amount we will be able to produce upon completion of our initial modernization and expansion plan.

SRK Consulting prepared its engineering study in connection with our initial modernization and expansion plan, but has not yet reviewed the second-phase capacity expansion plan or prepared a revised engineering study to reflect and potential impact of the second-phase capacity expansion on capital costs, operating expenses, mine life or reserve estimates. SRK Consulting has preliminarily indicated, however, that doubling the amount of production pursuant to the second-phase capacity expansion plan would reduce the current mine life by half, assuming no additional exploration, no realization of anticipated improvements in recoveries, and all other factors remain constant.

Corporate Headquarters

We also lease our executive office space at 5619 Denver Tech Center Parkway, Greenwood Village, Colorado. The leases for Suite 1000 and Suite 1005 expire November 2016 and February 2012, respectively, subject to renewal options.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently party to any material legal proceedings.

ITEM 4.	[REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Price Range

Our common stock is listed on The New York Stock Exchange under the symbol “MCP.” Our initial public offering was priced at $14.00 per share on July 29, 2010. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The New York Stock Exchange.

	Low	High

Year ended December 31, 2010
Fourth Quarter	$26.76	$51.99
Third Quarter (from July 29, 2010)	$12.34	$29.08

As of March 7, 2011, there were approximately 86 holders of record of our common stock.

Since our inception, we have not paid any cash dividends. For the foreseeable future, we intend to retain any earnings to finance the development of our business. We do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends, including on our mandatory convertible preferred stock, will be at the discretion of our board of directors and will depend upon then-existing conditions, including our operating results and our financial condition, capital requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. So long as any share of our mandatory convertible preferred stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our mandatory convertible preferred stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Upon the formation of Molycorp, LLC on September 9, 2009, all members of Molycorp Minerals, LLC contributed their member interests to Molycorp, LLC in exchange for member interests in Molycorp, LLC. That exchange was treated as a reorganization of entities under common control and Molycorp Minerals, LLC is the predecessor to Molycorp, LLC. Accordingly, all financial information of Molycorp, LLC for periods prior to its formation is the historical financial information of Molycorp Minerals, LLC. Molycorp Minerals, LLC acquired the Mountain Pass, California rare earth deposit and associated assets from Chevron Mining Inc., a subsidiary of Chevron Corporation, on September 30, 2008.

The selected consolidated financial data as of and for the years ended December 31, 2010 and 2009, and for the period from June 12, 2008 (Inception) through December 31, 2010 has been derived from Molycorp, Inc.’s audited consolidated financial statements and the related notes included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2008, and for the period from June 12, 2008 (Inception) through December 31, 2008 has been derived from Molycorp, LLC’s audited consolidated financial statements and the related notes.

Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interests in entities that hold member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for shares of Molycorp, Inc., and, as a result, Molycorp, LLC became a wholly owned subsidiary of Molycorp, Inc. Accordingly, all financial information of Molycorp, Inc. for periods prior to the corporate reorganization is the historical financial information of Molycorp, LLC.

As a limited liability company, the taxable income and losses of Molycorp, LLC were reported on the income tax returns of its members. Molycorp, Inc. is subject to federal and state income taxes and will file consolidated income tax returns. If the corporate reorganization had been effective as of January 1, 2009, our net loss of $28.6 million for the year ended December 31, 2009 would have generated an unaudited pro forma deferred income tax benefit of $11.3 million for the year ended December 31, 2009 assuming a combined federal and state statutory income tax rate. However, as realization of such tax benefit would not have been assured, we would have also established a valuation allowance of $11.3 million to eliminate such pro forma tax benefit.

The financial data for all periods prior to April 15, 2010 gives retroactive effect to the corporate reorganization as if it had occurred on June 12, 2008.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this Annual Report.

				Total from
	Year Ended		June 12, 2008	June 12, 2008
	December 31,	December 31,	(Inception) through	(Inception) through
Statement of Operations Data	2010	2009	December 31, 2008	December 31, 2010
	(In thousands, except share and per share data)

Net sales	$35,157	$7,093	$2,137	$44,387
Cost of goods sold(1)	(35,902)	(21,785)	(13,027)	(70,714)
Selling, general and administrative expense	(18,774)	(12,444)	(2,829)	(34,047)
Stock-based compensation	(28,739)	(241)	(150)	(29,130)
Depreciation and amortization expense	(319)	(191)	(19)	(529)
Accretion expense	(912)	(1,006)	(250)	(2,168)
Operating loss	(49,489)	(28,574)	(14,138)	(92,201)
Net loss	$(49,085)	$(28,587)	$(14,074)	$(91,746)
Weighted average shares outstanding (Common shares)(2)
Basic	62,332,054	39,526,568	38,829,225	48,306,760
Diluted	62,332,054	39,526,568	38,829,225	48,306,760
Loss per share of common stock(2):
Basic	$(0.79)	$(0.72)	$(0.36)	$(1.90)
Diluted	$(0.79)	$(0.72)	$(0.36)	$(1.90)

	December 31,	December 31,
Balance Sheet Data	2010	2009
	(In thousands)

Cash and cash equivalents	$316,430	$6,929
Total current assets	355,121	18,520
Total assets	481,249	97,666
Total non-current liabilities	12,335	13,528
Total liabilities	33,047	23,051
Members’ equity	—	74,615
Stockholders’ equity	448,202	—

	Year Ended		June 12, 2008	June 12, 2008
	December 31,	December 31,	(Inception) Through	(Inception) Through
Other Financial Data	2010	2009	December 31, 2008	December 31, 2010
	(In thousands)

Capital expenditures(3)	$33,129	$7,285	$321	$40,735

(1)	Cost of goods sold includes write-downs of inventory to estimated net realizable value of $2.5 million, $9.0 million, $9.5 million and $21.0 million for the years ended December 31, 2010 and 2009, for the period from June 12, 2008 (Inception) through December 31, 2008 and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010, respectively. Cost of goods sold also includes $3.1 million of asset impairments.

(2)	Weighted average shares outstanding gives retroactive effect to the corporate reorganization, the conversion of all of our Class A common stock and Class B common stock into shares of common stock and the consummation of our initial public offering, and the 38.23435373-for-one stock split completed by Molycorp, Inc. on July 9, 2010 as if such events had occurred on June 12, 2008.

(3)	Reflected in cash flows from investing activities in our consolidated statements of cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs and involves risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those discussed below, under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in other parts of this Annual Report on Form 10-K.

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

On July 9, 2010, Molycorp, Inc. completed a 38.23435373-for-one stock split, which has been retroactively reflected in the historical financial data for all periods presented. On August 3, 2010, Molycorp, Inc. completed its initial public offering of common stock. In connection with its initial public offering, Molycorp, Inc. issued 29,128,700 shares of common stock at $14.00 per share. Total net proceeds of the offering were approximately $378.6 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Immediately prior to the consummation of Molycorp, Inc.’s initial public offering, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock.

Our Business

We are the only REO producer in the Western hemisphere and own one of the world’s largest, most fully developed rare earth projects outside of China. Following the execution of our “mine-to-magnets” strategy and completion of our modernization and expansion efforts, we expect to be one of the world’s most integrated producers of rare earth products, including oxides, metals, alloys and magnets. Our rare earths are critical inputs in many existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. Global demand for REEs is projected to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses.

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

Our vision is to be the rare earth products and technology company recognized for its “ETHICS” — Excellence, Trust, Honesty, Integrity, Creativity and Safety. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted “Sentinels of Safety” award from the Mine Safety and Health Administration, or MSHA for three of the last six years.

Our Mine Process and Development Plans

We recommenced mining operations in December 2010 and are preparing to recommence milling operations, which we expect to occur in the first quarter of 2012. Recommencement of mining and milling operations is coincident with our initial modernization and expansion plan, which will give us the capacity to efficiently produce at a rate of approximately 19,050 mt of REO per year by the end of 2012. Additionally, upon the completion of our capacity expansion plan, we expect to have the ability to produce up to approximately 40,000 mt of REO per year by the end of 2013. Prior to the expected completion of our initial modernization and expansion efforts, we expect to produce approximately 3,000 mt per year in the aggregate of cerium products, lanthanum concentrate, didymium oxide and heavy rare earth concentrates from stockpiled feedstock.

We currently produce rare earth metals outside of the United States through a third-party tolling arrangement. Our modernization and expansion plans envision adding facilities and equipment for metal conversion and alloy production at the Mountain Pass facility or an off-site property. If we add an off-site facility to produce rare earth metals and alloys, instead of adding such facilities and equipment at Mountain Pass, we would transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to that off-site location to produce rare earth metals and alloys.

In December 2010, we entered into a non-binding letter of intent with Hitachi to form joint ventures for the production of rare earth alloys and magnets in the United States and to acquire a license for certain technology related to the production of rare earth metals, alloys and magnets. Additionally, we have entered into a non-binding letter of intent with Neo Material that, among other things, contemplates a technology transfer agreement pursuant to which Neo Material may provide us with technical assistance and know-how with respect to the production of rare earth metals, alloys and magnets.

Our proposed joint ventures with Hitachi would provide us with access to the technology, people and facilities to convert our rare earth materials into rare earth alloys and high-performance permanent rare earth magnets required for production of hybrid and electric vehicles, wind power turbines, high-tech applications and numerous advanced defense systems on which the U.S. economy and national security depend. The consummation of such joint ventures, in conjunction with our current modernization plans and the potential technology transfer agreement with Neo Material, is expected to provide us with the capability to mine, process, separate and alloy individual REEs and manufacture them into neodymium iron boron, or NdFeB, magnets. This downstream integration would make us the only fully integrated producer of NdFeB magnets outside of China, helping to secure a rare earth supply chain for the Rest of World.

We anticipate the cost of restarting mining operations, the modernization and expansion of our Mountain Pass facility in connection with our initial modernization and expansion plan and the addition of rare earth metal and alloy production capabilities to be approximately $531 million. In addition, we expect to incur approximately $250 million in additional capital costs to build additional production capacity in connection with our capacity expansion plan prior to the end of 2013. Our estimated capital expenditures of $781 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $20 million to $25 million per year. We expect to finance these expenditures, as well as our working capital requirements, with the $360.4 million in net proceeds from our initial public offering (after giving effect to our use of $18.2 million of net proceeds for surety bonds), the approximately $173.1 million of net proceeds from our offering of mandatory convertible preferred stock, anticipated revenue from operations and traditional debt financing, project financing, additional equity offerings and/or government programs, including the U.S. Department of Energy loan guarantee program for which we have submitted an application in June 2010. On July 18, 2010, the U.S. Department of Energy notified us that our Part I submission under the loan guarantee program had been reviewed and deemed eligible for submission of a Part II application. Our Part II application was submitted on December 31, 2010. On December 10, 2010, we entered into a memorandum of understanding with Sumitomo, pursuant to which Sumitomo agreed to, among other things, purchase $100 million of our common stock and arrange for a $30 million debt financing. The consummation of these transactions with Sumitomo is subject to numerous conditions and finalization of definitive agreements.

Our Products and Markets

Since our acquisition of the Mountain Pass facility, we have been producing and selling small quantities of certain rare earth products from our pilot processes using stockpiled feedstocks. The purpose of this effort has been to significantly improve our solvent extraction technology and to develop other key technologies that will be utilized in the new process. We recently completed processing stockpiled lanthanum rich feedstock to produce didymium oxide (a combination of neodymium and praseodymium) and a higher purity lanthanum concentrate than we previously produced. Lanthanum concentrate produced from the stockpiled material, which we sell to customers in the fluid catalytic cracking industry, has been our primary source of revenue to date.

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

Key Industry Factors

Demand for Rare Earth Products

Global consumption of REEs is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. For example, the integration of rare earth permanent magnet drives into wind power turbines has substantially reduced the need for gearboxes, which increases overall efficiency and reliability. If Mountain Pass and other rare earth projects do not commence production when anticipated, there will continue to be a gap between current and forecasted demand and supply. We believe that this anticipated market dynamic will underpin continued strong pricing.

As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. According to Metal-Pages, from October 2009 through December 2010, prices for rare earths have risen by approximately 780% on average. Furthermore, over the same period, prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and rare earth carbonate) have risen by more than 1,000% on average.

Supply of Rare Earth Products

China has dominated the global supply of REOs for the last ten years and, according to IMCOA, it is estimated that China accounted for approximately 96% of global REO production in 2008. Even with our planned production, global supply is expected by analysts to remain tight due to the combined effects of growing demand and actions taken by the Chinese government to restrict exports. The Chinese government heightened international supply concerns beginning in August 2009 when China’s Interior Ministry first signaled that it would further restrict exports of Chinese rare earth resources. Citing the importance of REE availability to internal industries and the desire to conserve resources, the Chinese government has announced export quotas, increased export tariffs and introduced a “mining quotas policy” that, in addition to imposing export quotas and export tariffs, also imposes production quotas and limits the issuance of new licenses for rare earth exploration. On July 8, 2010, China’s Ministry of Industry and Information Technology issued the export quota for the second half of 2010, which reduced exports by 72% compared with the second half of 2009 and 40% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. On December 28, 2010, China’s Ministry of Industry and Information Technology further reduced the export quota for the first half of 2011, reducing exports by 35% compared with the first half of 2010 and 20% for the twelve months ended June 30, 2011 as compared to the twelve months ended June 30, 2010. China’s internal consumption of rare earths is expected to continue to grow, leaving the Rest of World with less supply during a period of increasing global demand. China also dominates the manufacture of rare earth metals, producing substantially all of the world’s supply, and the manufacture of NdFeB magnets, producing approximately 80% of the world’s supply. Neither capability currently exists in the United States.

China has announced a national stockpile program, as has South Korea. Additionally, Japan has increased its national stockpile program. In December 2010, the U.S. Department of Energy released a study concluding that five rare earth metals, including dysprosium, neodymium, terbium, europium and yttrium, are critical to clean energy technologies in the short term due to their importance to the clean energy economy and risk of supply disruption. The report emphasizes that diversified global supply chains for these critical materials are essential, and calls for steps to be taken to facilitate extraction, processing and manufacturing in the United States. Additionally, the U.S. Department of Defense is conducting a study to determine its rare earth requirements and supply chain vulnerabilities and whether to build a strategic stockpile. These stockpile programs will likely accelerate the pace of the current and projected global REE supply deficit.

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

Factors Affecting Our Results

Modernization and Expansion of Mountain Pass Facility

We anticipate a dramatic change in our business and results of operations upon the completion of our planned modernization and expansion of our Mountain Pass facility in connection with our initial modernization and expansion plan and the commencement of metal, alloy, and magnet production in 2012. For example, we expect to produce and sell a significantly expanded slate of products, including specialty cerium products for water treatment, neodymium and praseodymium metal, neodymium iron boron and samarium cobalt alloys for magnets, europium, gadolinium, and terbium oxides for phosphors, and dysprosium and terbium for magnets.

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

We plan to utilize the assets we acquired from Chevron Mining Inc. as a foundation to build an integrated rare earth products and technology company, which requires considerable additional capital investment. We believe the application of improved technologies, along with the capital investment, will allow us to create a sustainable business by cost effectively producing high purity rare earth products. Between now and the start-up of the new processing facility, we anticipate further diversifying our product line through the production of samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles. Upon completion of the modernization and expansion of the Mountain Pass facility, we expect to produce lanthanum, cerium, praseodymium, neodymium, samarium, europium, gadolinium, terbium and dysprosium in various chemical compounds and/or metal forms, including alloys. In addition to the modernization and expansion of the Mountain Pass facility, we expect to significantly broaden our operations through the addition of a number of downstream activities and products, including rare earth metal production and NdFeB and samarium cobalt alloys. We intend to use some of the NdFeB alloy and dysprosium metal product in a magnet production facility, which we anticipate developing through a joint venture arrangement. Accordingly, upon full implementation of our “mine-to-magnets” strategy, we expect our new products to have significantly more applications and a broader market base than our current products.

Revenues

In the second quarter of 2010, we commenced a second pilot processing campaign to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve our recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this second pilot processing campaign, we are producing cerium and lanthanum products as well as didymium oxide from bastnasite concentrate stockpiles. In the fourth quarter of 2010, we commenced production of didymium metal from our oxide through a third-party processor. The addition of these new products has significantly increased the diversity of our product mix. The following is a summary of the percentage of revenue by significant product line for the years ended period December 31, 2010 and 2009.

	Year Ended
	December 31,
	2010	2009

Lanthanum products	38%	91%
Ceric Hydrate	24%	0%
Didymium Oxide	23%	0%

Our prices and product mix are determined by a combination of global and regional supply and demand factors. Our revenue increased significantly for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due to the combination of a general increase in the market prices of REOs, production of ceric hydrate and commencement of didymium oxide sales, which have significantly higher values than the lanthanum products that comprised substantially all of our sales in 2009. Sales for the year ended December 31, 2010 included 1,883 metric tons of REOs at an average price of $18.67 per kilogram compared to sales of 1,302 metric tons of REO at an average price of $5.45 per kilogram for the year ended December 31, 2009. The quantities we sell are determined by the production capabilities of the Mountain Pass facility and by demand for our product, which is also influenced by the level of purity and consistency we are able to achieve. Our revenue also includes sales of finished products acquired as part of our acquisition of the Mountain Pass facility.

Prices for lanthanum we sold to our two largest customers were previously based primarily on fixed-price contracts. Our contract with one of these customers expired on December 31, 2009. Pursuant to a contract with the other customer, we are supplying a significant amount of our REOs, primarily lanthanum hydrate, through mid-2012 at market-based prices subject to a ceiling based on market prices at June 1, 2010, and a floor. Under a second contract, we will supply the same customer with approximately 75% of our lanthanum product production per year at market-based prices subject to a floor for a three-year period commencing upon the achievement of expected annual production rates under our initial modernization and expansion plan, which may be extended at the customer’s option for an additional three-year period. Upon execution of definitive agreements with Sumitomo, we also expect to provide Sumitomo with approximately 1,500 mt per year (and following completion of our initial modernization and expansion plan, approximately 1,750 mt per year) of cerium and lanthanum-based products and 250 mt per year of didymium oxide for a period ending five years after the completion of our initial modernization and expansion of the Mountain Pass facility, at market-based prices subject to a floor. Although prices for REOs have generally increased since October 2009, this increase followed a period of generally lower prices corresponding with the global financial crisis beginning in 2008. Many factors influence the market prices for REOs and, in the absence of established pricing in customer contracts, our sales revenue will fluctuate based upon changes in the prevailing prices for REOs. We use various industry sources, including certain publications, in evaluating prevailing market prices and establishing prices for our products because there are no published indices for rare earth products, including alloys or magnets.

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

We expect our labor and benefit costs to increase through 2013 due to the addition of personnel and consultants required to increase production to a rate of approximately 19,050 mt of REO per year by the end of 2012 in connection without initial modernization and expansion plan and up to approximately 40,000 mt of REO per year by the end of 2013 in connection with our capacity expansion plan. In addition to volume fluctuations, our variable costs, such as electricity, operating supplies and chemicals, are influenced by general economic conditions that are beyond our control. Other events outside our control, such as power outages, have in the past interrupted our operations and increased our total production costs, and we may experience similar events in the future.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of: personnel and related costs; legal, accounting and other professional fees; occupancy costs; and information technology costs. We continue to experience increased selling, general and administrative expenses as we expand our business and operate as a publicly traded company. These expenses include increasing our staffing as we prepare to start construction of our new facilities and other business development activities in January 2011 to execute our “mine-to-magnets” business plan. We have also experienced additional legal, compliance and corporate governance expenses, as well as additional accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees and increased premiums for certain insurance policies, among others.

Income Taxes

Prior to our corporate reorganization, we operated entirely within limited liability companies, which were not directly liable for the payment of federal or state income taxes and our taxable income or loss was included in the state and federal tax returns of Molycorp, LLC’s members. Molycorp, Inc. is subject to

U.S. federal and state income taxes. For year ended December 31, 2010, we have placed a 100% reserve on our deferred tax assets.

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

We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. The majority of these resources will be expended through our capital investment budget. We expect to spend approximately $187 million on environmentally-driven capital projects during 2011 and 2012 on our modernization and expansion project. We have acquired air emission offset credits at a cost of approximately $3.1 million. However, we may need to purchase additional credits in the future, which may require us to spend up to an additional $7 million. In addition, in the year ended December 31, 2010 and 2009, we incurred operating expenses of approximately $2.1 million and $3.0 million, respectively, associated with environmental compliance requirements. The costs expected to be incurred as part of our on-going remediation, which is expected to continue throughout the Mountain Pass facility’s operating, closure and post-closure periods, are included as part of our asset retirement obligations. See “— Critical Accounting Policies and Estimates — Reclamation.”

We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the way such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated environmental expenditures will be required in 2011 or in the future. We expect continued government and public emphasis on environmental issues will result in increased future investment for environmental controls at our operations. Additionally, with increased attention paid to emissions of GHGs, including carbon dioxide, current and future regulations are expected to affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.

Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for costs relating to environmental contamination at our facility or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of December 31, 2010, we had placed a total of $27.4 million of surety bonds with California state and regional agencies. These bonds are collateralized by $18.2 million in cash, which we have placed in an escrow account. These bonds require annual payment and renewal. The EPA has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.

Impact of Inflation

The cost estimates associated with the modernization and expansion of the Mountain Pass facility described under the heading “Capital Investments” have not been adjusted for inflation. In the event of significant inflation, the funds required to execute our business plan over the next few years could increase proportionately. This could delay or preclude our business expansion efforts, or require us to raise additional capital. In addition, historical inflation rates have been used to estimate the future liability associated with our future remediation and reclamation obligations as reflected in the asset retirement obligations in our consolidated financial statements included elsewhere in this annual report. If inflation rates significantly exceed the historical inflation rates, our future obligations could significantly increase.

Foreign Currency Fluctuations

Substantially all of our product sales are denominated in U.S. dollars, so we have minimal exposure to fluctuations in foreign currency exchange rates. Our results are indirectly influenced by currency fluctuations, as the relative cost of our exports for a foreign buyer will increase as the U.S. dollar strengthens and decrease as the U.S. dollar softens in comparison to the applicable foreign currency.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009	Change
	(In thousands)

Sales	$35,157	$7,093	$28,064
Cost of goods sold	(35,902)	(21,785)	(14,117)
Selling, general and administrative expenses	(18,774)	(12,444)	(6,330)
Share-based compensation	(28,739)	(241)	(28,498)
Depreciation and amortization expense	(319)	(191)	(128)
Accretion expense	(912)	(1,006)	94

Operating loss	(49,489)	(28,574)	(20,915)
Other income (expense):
Other income	155	181	(26)
Interest (expense) income	249	(194)	443

Net loss	$(49,085)	$(28,587)	$(20,498)

Revenues

Net sales were approximately $35.2 million and $7.1 million for the years ended December 31, 2010 and 2009, respectively. The increased revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is due to the combination of a general increase in the price of REO products, as well as our diversification into new products, such as ceric hydrate and the commencement of didymium oxide sales, which have much higher sale prices per kilogram than the lanthanum products that comprised substantially all our sales in 2009. The following is a summary of the revenue percentages by significant products for the years ended December 31, 2010 and 2009.

	Year Ended
	December 31,
	2010	2009

Lanthanum products	38%	91%
Ceric Hydrate	24%	0%
Didymium Oxide	23%	0%

Lanthanum sales in the year ended December 31, 2010 consisted primarily of lanthanum oxide, which has a relatively higher sales price per kilogram compared to sales in the year ended December 31, 2009, which consisted primarily of lanthanum concentrate that has a relatively lower sales price per kilogram. Both ceric hydrate and didymium oxide, which have a relatively higher sales price per kilogram as compared to our other products, accounted for 24% and 23%, respectively, of our total revenue for the year ended December 31, 2010 as compared to zero for the year ended December 31, 2009. With the commencement of our second pilot processing campaign, the production of lanthanum concentrate has been replaced by lanthanum chlorohydrate, which is a more marketable product. In total, for the year ended December 31, 2010, we sold approximately 1,883 metric tons of REO products at an average sales price of approximately $18.67 per kilogram compared to sales of approximately 1,302 metric tons of REO products at an average sales price of approximately $5.45 per kilogram for the year ended December 31, 2009. We anticipate cerium products, including XSORBX®, lanthanum products and didymium oxide to make up a significant percentage of our total revenue until we complete the modernization and expansion of the Mountain Pass facility.

Cost of Goods Sold

Our cost of goods sold was approximately $35.9 million and $21.8 million for the years ended December 31, 2010 and 2009, respectively. The higher costs for the year ended December 31, 2010, compared to the year ended December 31, 2009, were due to higher sales and higher production costs, including costs associated with the transition to our second pilot processing campaign. These increased costs were partially offset by a decrease in our lower of cost or market inventory write-downs from approximately $9.0 million for the year ended December 31, 2009 to $2.5 million for the year ended December 31, 2010. Lower of cost or market write-downs were higher for the year ended December 31, 2009 as compared to the year ended December 31, 2010, due to lower market prices for certain products in 2009. During the fourth quarter 2010, an additional write-down of inventory of $1.0 million was recognized due to Bastnasite density survey results. Our processing facility was shut down during March 2010 due to high water levels in our evaporation ponds. In April and May 2010, operations were limited during the start-up phase of our second pilot processing campaign, which decreased production volumes during the first and second quarters of 2010. As a result of the shut down, labor, maintenance and other costs, such as depreciation expense, normally charged to inventory were expensed as period costs and are reflected in our higher cost of goods sold for the year ended December 31, 2010 compared to the same period in 2009.

Total production costs charged to inventory were $16.9 million and $23.4 million for the year ended December 31, 2010 and 2009, respectively. Inventory purchases were $9.3 million and $0.2 million for year ended December 31, 2010 and 2009. The primary products we purchased during those periods were lanthanum oxide, cerium oxide, didymium oxide metal and praseodymium oxide.

The following is a summary of the production and purchased quantities in metric tons by significant product for the year ended December 31, 2010 and the corresponding production and purchased quantities for the year ended December 31, 2009 (in metric tons).

	Year Ended
	December 31,
	2010	2009

Didymium Oxide	224	524
Ceric Hydrate	357	—
Lanthanum	857	1,579

Production costs charged to inventory were lower during the year ended December 31, 2010 as compared to the year ended December 31, 2009, due to the plant shut-down and start-up of the second pilot processing campaign, as discussed above. We expensed $11.0 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during this time period. We expect to attain increased production levels during 2011.

Chemical costs allocated to production were approximately $4.2 million and $6.7 million for the year ended December 31, 2010 and 2009, respectively. Chemical costs in the year ended December 31, 2010 were lower compared to the same period in 2009 due to lower production levels primarily during the first and second quarters and improved processing techniques that reduced chemical usage.

Labor costs, including related employee benefits, allocated to production were approximately $9.0 million and $9.2 million for the year ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, labor costs include a bonus, which was granted to all union employees who worked on our NFL pilot processing development project of $1.4 million. The bonus was paid in March 2010. In the third quarter of 2010, union workers and other employees at our Mountain Pass facility received additional bonuses totaling approximately $0.2 million. Higher labor costs during the year ended December 31, 2009 were primarily attributable to the above mentioned bonus granted to all union employees on the NFL pilot project.

Maintenance costs, including maintenance labor and supplies, were approximately $2.2 million and $1.9 million for the year ended December 31, 2010 and 2009, respectively. Utility charges, which primarily include electricity, were $2.1 million and $2.0 million for the year ended December 31, 2010 and 2009, respectively.

Other costs allocated to production, including depreciation, were approximately $10.5 million and $5.2 million for the year ended December 31, 2010 and 2009, respectively. These costs were higher in 2010 due to the significant increase in depreciation expense from the placement of assets into service of over $7.0 million related to the second pilot processing campaign.

In March 2010, we also began blending our existing didymium oxide inventory, which, prior to blending, contained varying percentages of neodymium and praseodymium, to create a more consistent content which better meets customer specifications. As of December 31, 2010, approximately 500 metric tons were blended. Blended inventory is reclassified from work in process to finished goods. We began selling the blended didymium oxide inventory in August 2010. In addition, we began shipments of didymium oxide inventory to an off-site processing facility to be converted into metal. Sales of didymium metal, which is processed offsite, commenced in the fourth quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (excluding share-based compensation) were $18.8 million and $12.4 million for the year ended December 31, 2010 and 2009, respectively. Beginning in the first quarter of 2010, we experienced a significant increase in professional fees primarily due to increasing our staffing as we prepared to start construction of our new facilities in January 2011 and other business development activities to execute our “mine-to-magnets” business plan. We have also experienced increased spending for accounting, information technology consulting and engineering services.

Share-based Compensation

Our share-based compensation expense was approximately $28.7 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively. Share-based compensation for the year ended December 31, 2010 is primarily associated with incentive shares granted November 1, 2009 which, on the grant date, were classified as a liability and valued at zero dollars using the intrinsic value method. In connection with the corporate reorganization and initial public offering on August 3, 2010, these shares were ultimately converted into 2,232,740 share of restricted common stock, 744,247 of which vested immediately with an additional 744,247 shares vesting on September 30, 2010 and the remaining shares vesting on the six-month anniversary of the initial public offering.

On November 4, 2010, the Compensation Committee of the Board of Directors approved a grant of 37,500 shares of restricted stock, with a three-year vesting period, to certain of our executive officers and a director.

Although we anticipate additional share-based awards in 2011, we expect share-based compensation to decrease through 2011 as the final vesting period for the incentive shares will be completed on February 3, 2011.

Operating Losses

Since our inception and our acquisition of the Mountain Pass facility, we have incurred significant operating losses. Our operating losses for the years ended December 31, 2010 and 2009 were approximately $49.5 million and $28.6 million, respectively.

Capital Expenditures

Our capital expenditures, on an accrual basis, totaled $38.6 million and $7.1 million for the year ended December 31, 2010 and 2009, respectively. Most of the capitalized costs incurred during the year ended December 31, 2010 are related to our second pilot processing campaign, which commenced in April 2010, and the startup of our modernization and expansion project at the Mountain Pass facility. These costs were primarily associated with engineering and consulting fees.

Related Party Transactions

In May and July 2009, Molycorp entered into transactions with a stockholder under which it borrowed an aggregate $6.6 million, secured by certain product inventories. Borrowings under this agreement required interest at a variable rate of LIBOR plus one percent. On November 15, 2009, the stockholder converted outstanding advances plus accrued interest totaling $6.8 million into 2,303,033 shares of Molycorp common stock (giving effect to the Corporate Reorganization and the conversion of Class A common stock into common stock in connection with the IPO) in settlement of the obligation.

In June 2010, we have borrowed approximately $5.0 million from Traxys North America (“Traxys”), the parent of one of our stockholders, TNA Moly Group, LLC. This borrowing was secured by certain product inventories and it carries an initial annual interest rate of 6%. The interest rate is based on a three-month LIBOR plus a margin, which is subject to change every three months. No adjustments have been made to the interest rate since the agreement was signed. Both parties have agreed that 50% of all didymium oxide sales will be subject to this agreement. As such, we have made principal and interest payments of $1.1 million and $0.2 million, respectively for the year ended December 31, 2010. As of December 31, 2010, the outstanding note payable to Traxys under this agreement was $3.1 million and $1.3 million in accounts payable related to the sales made, but not remitted to Traxys and affiliates as of December 31, 2010.

During 2010, we have jointly marketed and sold certain lanthanum oxide, cerium oxide and erbium oxide products with Traxys and its affiliates. Per the terms of the arrangement gross margin is split equally once all the costs associated with the sale are recovered by both parties. As a result of this arrangement, we recorded a related party receivable and a payable of $116,000 and $120,000 respectively. In addition, during 2010 we made purchases of lanthanum oxide and cerium oxide from Traxys and affiliates in the amount of

$2.5 million. These products were subsequently sold to our customers. We have recorded a payable to Traxys and affiliates associated with these product purchases of $0.3 million as of December 31, 2010.

Year Ended December 31, 2009 Compared to Period from June 12, 2008 (Inception) to December 31, 2008

Due to the timing of our formation on June 12, 2008 and completion of the acquisition of the Mountain Pass, California rare earth deposit and associated assets from Chevron Mining Inc. on September 30, 2008, the results of our operations for the year ended December 31, 2009 are not directly comparable to our results of operations for the period from our inception on June 12, 2008 to December 31, 2008, which we refer to as the period ended December 31, 2008. We did not have any revenue or cost of goods sold until the fourth quarter of 2008. Accordingly, the following discussion focuses on significant trends in our revenues, cost of sales and other operating expenses.

		June 12, 2008	June 12, 2008
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31, 2009	December 31, 2008	December 31, 2009
	(In thousands)

Sales	$7,093	$2,137	$9,230
Cost of goods sold	(21,785)	(13,027)	(34,812)
Selling, general and administrative expenses	(12,444)	(2,829)	(15,273)
Stock-based compensation	(241)	(150)	(391)
Depreciation and amortization expense	(191)	(19)	(210)
Accretion expense	(1,006)	(250)	(1,256)

Operating loss	(28,574)	(14,138)	(42,712)
Other income (expense):
Other income (expense):	181	54	235
Interest (expense) income	(194)	10	(184)
Net loss	$(28,587)	$(14,074)	$(42,661)

Revenues

For the year ended December 31, 2009 and for the period ended December 31, 2008, our revenues were approximately $7.1 million and $2.1 million, respectively. Sales of lanthanum accounted for 91% and 72% of our sales for the year ended December 31, 2009 and the period ended December 31, 2008, respectively. There is a limited market for our lanthanum and two customers together comprised 82% and 72% of our total product revenue for the year ended December 31, 2009 and the period ended December 31, 2008, respectively. We anticipate lanthanum and didymium oxide to make up a significant percentage of our total sales until we complete the modernization and expansion of the Mountain Pass facility, at which time we will no longer manufacture those products. We sell 100% of our lanthanum to customers in the United States.

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

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2009 and for the period ended December 31, 2008 totaled approximately $21.8 million and $13.0 million, respectively. Included in the cost of sales for the year ended December 31, 2009 and the period ended December 31, 2008 are write-downs of inventory to estimated net realizable value of $9.0 million and $9.5 million, respectively. Our principal production costs include chemicals, direct labor and employee benefits, maintenance labor and materials, contract labor, operating supplies, depreciation, utilities and plant overhead expenses.

Total production costs charged to inventory were $23.4 million and $5.5 million for the year ended December 31, 2009 and the period ended December 31, 2008, respectively. We produced 1,542 metric tons of lanthanum and 544 metric tons of didymium oxide in 2009 and 363 metric tons of lanthanum and 45 metric tons of didymium oxide in the period ended December 31, 2008. Inventory purchases were $0.2 million and $0.7 million for the respective periods. We primarily purchase lanthanum oxide, cerium oxide and praseodymium oxide that undergo further processing either at our facility or at an off-site location.

Our chemical costs were $6.7 million and $1.9 million for the year ended December 31, 2009 and for the period ended December 31, 2008, respectively. Unit chemical costs do not vary significantly based on production volumes and are primarily driven by market prices. In 2008, the most significant chemical cost related to caustic soda, representing approximately 57% of total reagent costs. We launched a program in 2009 that has allowed us to lower the quantity and costs associated with the use of caustic soda in our production process.

Labor costs, including related employee benefits, allocated to production were $9.2 million and $2.0 million for the year ended December 31, 2009 and the period ended December 31, 2008, respectively. Included in the labor costs is a bonus, which was granted to all union employees for working on our NFL pilot processing project, of $1.4 million and $0.3 million for the year ended December 31, 2009 and the period ended December 31, 2008, respectively. The bonus was paid out in March 2010.

Maintenance costs, including maintenance labor and supplies, were $1.9 million and $0.5 million for the year ended December 31, 2009 and the period ended December 31, 2008, respectively. Maintenance costs remained consistent throughout this time period.

Other costs allocated to production include depreciation charges of $3.7 million and $0.9 million for the year ended December 31, 2009 and the period ended December 31, 2008, respectively. Depreciation allocated to products is primarily related to buildings, equipment and machinery used in the production process. We also accrued waste disposal charges of $1.5 million as of December 31, 2009 for disposal of by-products of production that are potentially hazardous.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the year ended December 31, 2009 and for the period ended December 31, 2008 totaled approximately $12.4 million and $2.8 million, respectively. Legal and accounting fees were approximately $1.8 million and $0.5 million, respectively. Other consulting expenses, primarily related to engineering and technical consultants were $1.6 million and $0.5 million. These costs related primarily to engineering and resource studies as well as process development projects. Costs associated with research and development projects were $1.5 million and $0.4 million and primarily are attributed to labor costs and materials and supplies. Management salaries and related benefits not capitalizable in inventory were $2.5 million and $0.9 million for the respective periods.

Operating Losses

Since our inception and our acquisition of the Mountain Pass facility, we have incurred significant operating losses. Our operating losses for the year ended December 31, 2009 and for the period ended December 31, 2008 were $28.6 million and $14.1 million, respectively. We have funded these operating losses entirely with proceeds from equity contributions from our initial investors.

Capital Investments

We expect to make significant capital expenditures under our plan to modernize and expand our Mountain Pass facility, as well as consistent expenditures to replace assets necessary to sustain safe and reliable production. Most of the facilities and equipment acquired in connection with the acquisition of the Mountain Pass facility are at least 20 years old. We have developed an accelerated modernization plan that includes the refurbishment of the Mountain Pass mine and related processing facilities beginning in 2010 through 2012 in order to increase REO production. We expect to incur approximately $531 million in property, plant and equipment additions in connection with our initial modernization and expansion plan prior to December 31, 2012, and up to an additional $250 million in property, plant and equipment to build additional production capacity in connection with our capacity expansion plan, prior to December 31, 2013.

All of the amounts for future capital spending described above are initial estimates that are subject to change as the projects are further developed. Total capital spending in 2010 of the Mountain Pass mine and related processing facilities was approximately $31.4 million, of which approximately $1.3 million is considered a down payment of the contract. Additional capital spending in 2010 of $7.2 million related to other capital expenditures.

For the year ended December 31, 2010, we recognized a $3.1 million, net of depreciation, impairment expense associated with the mill and crusher, including the associated asset retirement cost, as a result of our decision to replace rather than refurbish these assets.

Liquidity and Capital Resources

Under our current business plan, we intend to spend approximately $531 million through the end of 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal, alloy and magnet production in connection with our initial modernization and expansion plan. In addition, we expect to spend approximately $250 million in additional capital costs to build additional production capacity through the end of 2013. We expect to finance these expenditures, as well as our working capital requirements, with approximately $360.4 million of net proceeds from our initial public offering (after giving effect to our use of $18.2 million of net proceeds for surety bonds), approximately $173.1 million of net proceeds from our offering of mandatory convertible preferred stock and anticipated funds from operations, traditional debt financing, project financing and/or government programs, including the U.S. Department of Energy loan guarantee program for which we submitted an application in June 2010. On July 21, 2010, the U.S. Department of Energy notified us that our Part I submission under the loan guarantee program had been reviewed and deemed eligible for submission of a Part II application. Our Part II application was submitted on December 31, 2010. On December 10, 2010, we entered into a memorandum of understanding with Sumitomo, pursuant to which Sumitomo agreed to, among other things, purchase $100 million of our common stock and arrange for a $30 million debt financing. The consummation of these transactions with Sumitomo is subject to numerous conditions and finalization of definitive agreements. Our estimated capital expenditure of $781 million does not include corporate, selling, general and administrative expenses, which we estimate to be an additional $20 million to $25 million per year.

Contractual Obligations

As of December 31, 2010, we had the following contractual obligations in thousands:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Operating lease obligations(1)	$1,329	$266	$652	$411	$—
Purchase obligations(2)	121,353	65,069	13,761	10,306	32,217
Employee bonus obligations(3)	554	554	—	—	—
Asset retirement obligations(4)	21,011	353	6,932	584	13,142

Total	$144,247	$66,242	$21,345	$11,301	$45,359

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors. Some of the agreements the Company entered into with these vendors contain cancellation clauses stating the amount and timing of termination charges to the Company. In total, these charges range from a minimum of $3.1 million to a maximum of $17.4 million depending on the timing of cancellation.

(3)	Represents payments due to employees for awards under our annual incentive plan.

(4)	Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.

During the first two months of 2011, we entered into additional purchase obligations for materials and services from vendors of approximately $59.2 million. All of these obligations primarily will be paid in 2011.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, our only off-balance sheet arrangements are the operating leases and purchase obligations included in “— Contractual Obligations” above. Prior to September 13, 2010, our only off-balance sheet arrangement in addition to the operating leases included in ‘‘— Contractual Obligations” above, was our agreement to compensate our initial investors for providing collateral relating to our bonding obligations to various government agencies. In February 2009, the members of Molycorp Minerals incurred certain costs in providing letters of credit and/or cash collateral to secure surety bonds issued for the benefit of certain regulatory agencies relating to our Mountain Pass facility closure and reclamation obligations. The total amount of collateral provided by them was $18.2 million. In accordance with our agreement, we paid each stockholder a 5% annual return on the amount of collateral provided resulting in an aggregate payment of approximately $0.8 million for interest accrued through September 13, 2010.

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

Reclamation

Our asset retirement obligations, or AROs, arise from our San Bernardino County conditional use permit, approved mining plan and federal, state and local laws and regulations, which establish reclamation and closure standards for all aspects of our surface mining operation. Comprehensive environmental protection and reclamation standards require that we, upon closure of the Mountain Pass facility, restore the property in accordance with an approved reclamation plan issued in conjunction with our conditional use permit.

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

At December 31, 2010, our accrued ARO obligation was $12.5 million. Of this amount, approximately $5.4 million is associated with the demolition and removal of buildings and equipment, approximately $4.0 million is associated with groundwater remediation and $3.1 million is associated with the remediation of tailing ponds, removal of land improvements and revegetation.

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

Reserves, Mineral Properties and Development Costs

Mineral properties represent the estimated fair value of the mineral resources associated with the Mountain Pass facility as of the acquisition date. We will amortize such mineral properties using the units of production basis over estimated proven and probable reserves.

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

Write-downs to estimated net realizable value are charged to cost of goods sold. Many factors influence the market prices for REOs and, in the absence of established prices contained in customer contracts, management uses Metal-Pages as an independent pricing source to evaluate market prices for REOs at the end of each quarter. Metal-Pages is a widely recognized pricing source within our industry, which collects and summarizes data from rare earth producers in China and Europe. We make appropriate modifications to the Metal-Pages prices, when applicable, to account for differences between the REO grade of our inventory and the REO grade assumed in the corresponding Metal-Pages price.

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

We evaluate our stockpiled concentrates each quarter and recognize write-downs as necessary to adjust the carrying value to estimated net realizable value. Our analysis utilizes current market prices from Metal-Pages and estimated costs to complete the processing of our concentrates to REOs. Costs associated with the processing of concentrates through our planned modernized facilities are based on internal and external engineering estimates and primarily include labor and benefits, utilities, chemicals, operating supplies, maintenance, depreciation and amortization and plant overhead expenses. Our estimated costs per kilogram of REO to be produced in our modernized facilities are significantly lower than our current production costs per kilogram, resulting in a higher carrying value for our stockpiled concentrates. The use of new and proprietary technologies will allow us to improve our process recoveries and substantially reduce our water consumption. We will reduce our energy costs through the use of a natural gas powered co-generation power plant that will be installed as part of our modernization project. Additionally, we intend to produce our own hydrochloric acid and sodium hydroxide and recycle our acid and base, thereby reducing our cost of reagents. We estimate, based upon our current business plan and estimated future demand for the component rare earth elements to be recovered, that our inventory of stockpiled concentrates will be fully utilized in the production of our rare earth products by March 31, 2013.

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

Factors we generally consider important in our evaluation and that could trigger an impairment review of the carrying value of long-lived assets include the following:

•	significant underperformance relative to expected operating results;

•	significant changes in the way assets are used;

•	underutilization of our tangible assets;

•	discontinuance of certain products by us or by our customers;

•	a decrease in estimated mineral reserves; and

•	significant negative industry or economic trends.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933. All statements in this Annual Report on

Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative or plural of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements.

Factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to:

•	our ability to secure sufficient capital to implement our business plans, including our ability to enter into definitive agreements with Sumitomo to consummate the $100 million issuance of common stock and $30 million debt financing;

•	our ability to complete our initial modernization and expansion plan, as well as our capacity expansion plan, and reach full planned production rates for rare earth oxides and other planned downstream products;

•	uncertainties associated with our reserve estimates and non-reserve deposit information;

•	uncertainties regarding global supply and demand for rare earth materials;

•	our ability to maintain appropriate relations with unions and employees;

•	our ability to successfully implement our “mine-to-magnets” strategy;

•	commercial acceptance of our new products, such as XSORBX®;

•	environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; and

•	uncertainties associated with unanticipated geological conditions related to mining.

See “Item 1A. Risk Factors.” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements because such statements speak only as to the date when made. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as otherwise required by applicable law.

This Annual Report also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.

Commodity Price Risk

Our principal products, including cerium, lanthanum, praseodymium, neodymium, europium, samarium, gadolinium, dysprosium, and terbium, are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. We generally do not currently have any long-term sales contracts with customers, so prices typically will vary with the transaction and individual bids received. Our products are primarily marketed to manufacturer as component materials. Prices will vary based on the demand for the end products being produced with the mineral resources we mine and process.

Our net sales and profitability are determined principally by the price of the rare earth products that we produce and, to a lesser extent by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no hedging contracts in place and intend to consider hedging strategies in future.

Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts and we do not currently anticipate entering into derivative agreements.

Interest Rate Risk

We do not currently have any debt obligations except our inventory financing arrangement with Traxys North America, LLC in the amount of $3.1 million as of December 31, 2010. Our exposure to interest rate risk as a result of this agreement would result in a roughly $50,000 increase/decrease in interest rate expense for every 1% increase/decrease in the underlying interest rate. Due to our limited borrowings, we are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize debt facilities in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Molycorp, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Molycorp, Inc. and its wholly-owned subsidiaries (a development stage company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, the period from June 12, 2008 (Inception) through December 31, 2008 and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Denver, Colorado
March 9, 2011

MOLYCORP, INC.
(A Company in the Development Stage)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$316,430	$6,929
Trade accounts receivable	16,421	1,221
Inventory (Note 4e)	20,511	8,545
Prepaid expenses and other	1,759	1,825

Total current assets	355,121	18,520

Non-current assets:
Deposits	$26,200	$—
Property, plant and equipment, net (Note 4f)	93,966	66,352
Inventory (Note 4e)	5,212	12,090
Intangible asset, net	639	704
Investments	111	—

Total non-current assets	126,128	79,146

Total assets	$481,249	$97,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,009	$2,886
Accrued expenses (Note 4k)	4,225	5,944
Short-term borrowing — related party (Note 10)	3,085	—
Current portion of asset retirement obligation (Note 4l)	393	693

Total current liabilities	20,712	9,523

Non-current liabilities:
Asset retirement obligation (Note 4l)	$12,078	$13,509
Other non-current liabilities	257	19

Total non-current liabilities	12,335	13,528

Total liabilities	$33,047	$23,051

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at December 31, 2010; 82,291,200 and 0 shares outstanding at December 31, 2010 and 2009, respectively	82	—
Class A common stock, $0.001 par value; 0 and 60,000,000 shares authorized at December 31, 2010 and 2009, respectively; 0 and 44,998,185 shares outstanding at December 31, 2010 and 2009, respectively	—	45
Class B common stock, $0.001 par value; 0 and 4,000,000 shares authorized at December 31, 2010 and 2009, respectively; 0 and 0 shares outstanding at December 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	539,866	117,231
Deficit accumulated during the development stage	(91,746)	(42,661)

Total stockholders’ equity	448,202	74,615

Total liabilities and stockholders’ equity	$481,249	$97,666

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)

Consolidated Statements of Operations

				Total from
	Year Ended		June 12, 2008	June 12, 2008
	December 31,		(Inception) Through	(Inception) Through
	2010	2009	December 31, 2008	December 31, 2010
	(In thousands, except share and per share amounts)

Sales	$35,157	$7,093	$2,137	$44,387
Operating costs and expenses:
Cost of goods sold	(35,902)	(21,785)	(13,027)	(70,714)
Selling, general and administrative	(18,774)	(12,444)	(2,829)	(34,047)
Stock-based compensation	(28,739)	(241)	(150)	(29,130)
Depreciation and amortization	(319)	(191)	(19)	(529)
Accretion expense	(912)	(1,006)	(250)	(2,168)

Operating loss	(49,489)	(28,574)	(14,138)	(92,201)

Other income (expense):
Other income (expense)	155	181	54	390
Interest income (expense), net of amount capitalized	249	(194)	10	65

Net loss	$(49,085)	$(28,587)	$(14,074)	$(91,746)

Weighted average shares outstanding (Common shares)(1)
Basic	62,332,054	39,526,568	38,829,225	48,306,760

Diluted	62,332,054	39,526,568	38,829,225	48,306,760

Loss per share of common stock:
Basic	$(0.79)	$(0.72)	$(0.36)	$(1.90)

Diluted	$(0.79)	$(0.72)	$(0.36)	$(1.90)

(1)	Weighted average shares outstanding include the retroactive treatment of exchange ratios for conversion of Class A common shares and Class B common shares to common stock in conjunction with the initial public offering.

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)

Consolidated Statement of Stockholders’ Equity

						Deficit
						Accumulated
					Additional	During the	Total
	Class A Common Stock		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
	(In thousands, except share amounts)

Balance at June 12, 2008 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of shares	38,762,268	39	—	—	91,961	—	92,000
Share based compensation	66,957	—	—	—	150	—	150
Net loss						(14,074)	(14,074)

Balance at December 31, 2008	38,829,225	$39	—	$—	$92,111	$(14,074)	$78,076

Issuance of shares	3,844,858	4	—	—	18,000	—	18,004
Conversion of short term borrowings from member plus related accrued interest in common shares	2,303,033	2	—	—	6,829	—	6,831
Exercise of employee options	21,069	—	—	—	50	—	50
Share based compensation	—	—	—	—	241	—	241
Net loss	—	—	—	—	—	(28,587)	(28,587)

Balance at December 31, 2009	44,998,185	$45	—	$—	$117,231	$(42,661)	$74,615

Issuance of shares	5,767,670	6	—	—	14,994	—	15,000
Exercise of employee options	126,405	—	—	—	300	—	300
Conversion of Class A common stock to common stock in conjunction with the initial public offering	(50,892,260)	(51)	50,892,260	51	—	—	—
Sale of shares of common stock at $14.00 per share in initial public offering, net of underwriting fees and other offering costs of $29.2 million	—	—	29,128,700	29	378,604	—	378,633
Stock-based compensation expense	—	—	2,270,240	2	28,737	—	28,739
Net loss	—	—	—	—	—	(49,085)	(49,085)

Balance at December 31, 2010	—	$—	82,291,200	$82	$539,866	$(91,746)	$448,202

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)

Consolidated Statements of Cash Flows

				Total from
	Year Ended		June 12, 2008	June 12, 2008
	December 31,		(Inception) through	(Inception) through
	2010	2009	December 31, 2008	December 31, 2010
	(In thousands)

Cash flows from operating activities:
Net loss	$(49,085)	$(28,587)	$(14,074)	$(91,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,015	3,896	936	10,847
Accretion of asset retirement obligation	912	1,006	250	2,168
Non-cash inventory write-downs	3,473	9,035	9,509	22,017
Non-cash share-based compensation expense	28,739	241	150	29,130
Impairment of fixed assets	3,114	—	—	3,114
(Gain)/loss on sale of assets and settlement of ARO	(59)	2	—	(57)
Changes in operating assets and liabilities:
Accounts receivable	(15,200)	125	(1,897)	(16,972)
Inventory	(8,561)	(13,557)	(3,440)	(25,558)
Prepaid expenses and other	251	360	(1,634)	(1,023)
Accounts payable	3,797	(254)	642	4,185
Asset retirement obligation	(632)	(387)	—	(1,019)
Accrued expenses	(1,481)	5,749	2,218	6,486

Net cash used in operating activities	(28,717)	(22,371)	(7,340)	(58,428)

Cash flows from investing activities:
Acquisition of the Mountain Pass facility	—	—	(82,150)	(82,150)
Proceeds from sale of investment in joint venture	—	9,700	—	9,700
Deposits	(26,200)	—	—	(26,200)
Capital expenditures	(33,129)	(7,285)	(321)	(40,735)
Investments	(111)	—	—	(111)
Proceeds from sale of assets	9	5	—	14

Net cash used in investing activities	(59,431)	2,420	(82,471)	(139,482)

Cash flows provided by financing activities:
Capital contributions from original stockholders	15,000	18,004	92,000	125,004
Repayments of short-term borrowings — related party (Note 10)	(1,107)	—	—	(1,107)
Net proceeds from sale of common stock in conjunction with the initial public offering	378,633	—	—	378,633
Payments of deferred financing costs	(185)	—	—	(185)
Proceeds from exercise of options	300	50	—	350
Proceeds from short-term borrowings — related party (Note 10)	5,008	6,637	—	11,645

Net cash provided by financing activities	397,649	24,691	92,000	514,340
Net change in cash and cash equivalents	309,501	4,740	2,189	316,430
Cash and cash equivalents at beginning of the period	6,929	2,189	—	—

Cash and cash equivalents at end of period	$316,430	$6,929	2,189	$316,430

Supplemental disclosure of non-cash activities:
Conversion of short-term borrowings from member plus accrued interest, into common shares	$—	$6,831	$—

Change in accrued capital expenditures	5,510	(150)	$438

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements

(1)	Company Background

Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interest in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and Molycorp Minerals, LLC became subsidiaries of Molycorp, Inc. (the “Corporate Reorganization”). On June 15, 2010, Molycorp LLC was merged with and into Molycorp Minerals, LLC. On July 9, 2010, Molycorp, Inc. completed a 38.23435373-for-one stock split, which has been retroactively reflected in the historical financial data for all periods presented. On August 3, 2010, Molycorp, Inc. completed its initial public offering (“IPO”) of common stock. In connection with its IPO, Molycorp Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares issued in connection with the underwriters’ option to purchase additional shares). Total net proceeds of the offering were approximately $378.6 million after underwriting discounts and commissions and offering expenses payable to Molycorp, Inc. Immediately prior to the consummation of the IPO, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock. The conversion ratios for the Class A common stock and the Class B common stock have been retroactively reflected in the historical financial information for all periods presented. Molycorp, Inc., together with its subsidiaries is referred to herein as the “Company” or “Molycorp.”

Molycorp Minerals, previously known as Rare Earth Acquisition LLC (which was formed on June 12, 2008), acquired the Mountain Pass, California rare earth deposit and associated assets (the “Mountain Pass facility”) and assumed certain liabilities from Chevron Mining, Inc. (“Chevron”) on September 30, 2008.

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

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

Prior to the acquisition, operations at the Mountain Pass facility had been suspended with the exception of a pilot processing project to recover neodymium from lanthanum stockpiles produced prior to Chevron’s ownership of the Mountain Pass facility. The neodymium from lanthanum (“NFL”) pilot processing project was undertaken to improve the facility’s REE processing techniques. Since June 12, 2008 (Inception) through March 31, 2010, revenue was generated primarily from the sale of products associated with the NFL pilot processing project, which concluded in February 2010. In April 2010, the Company commenced the second pilot processing campaign to recover cerium, lanthanum, neodymium, praseodymium and samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles.

(2)	Basis of Presentation

The Company’s acquisition of the Mountain Pass facility has been accounted for as an acquisition of net assets and not a business combination. As described below, the Company’s current business plan includes investing substantial capital to restart mining operations, construct and refurbish processing facilities and other infrastructure, and to expand into metal and alloy production. Molycorp will continue as a development stage company until these activities have been completed which is currently expected to be by the end of 2012.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

(3)	Capital Requirements

Most of the facilities and equipment acquired with the Mountain Pass facility are at least 20 years old and must be modernized or replaced. Under its current business plan, the Company intends to spend approximately $531 million through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal and alloy production. Capital expenditures, on an accrual basis, under this plan totaled approximately $31.4 million in 2010. The Company expects to finance these expenditures, the second phase expansion plan (see Note 12) as well as its working capital requirements, with the $360.4 million of net proceeds from its IPO (after giving effect to the use of $18.2 million of net proceeds for surety bonds), approximately $173.1 million of net proceeds from its offering of mandatory convertible preferred stock (see Note 12), anticipated revenue from operations and traditional debt financing, project financing, and/or government programs, including the U.S. Department of Energy (“DOE”) loan guarantee program. The Company submitted a Part I application on June 2010. On July 21, 2010, the U.S. DOE deemed the Company’s application eligible for submission of a part II application. Our Part II application was submitted on December 31, 2010. On December 31, 2010, we entered into a memorandum of understanding with Sumitomo Corporation (“Sumitomo”), pursuant to which Sumitomo agreed to, among other things, purchase $100 million of the Company’s common stock and arrange for $30 million of debt financing. The consummation of these transactions with Sumitomo is subject to numerous conditions and finalization of a definitive agreement.

(4)	Summary of Significant Accounting Policies

(a)	Use of Estimates

The preparation of the financial statements, in accordance with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions.

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

Significant estimates made by management in the accompanying financial statements include the collectability of accounts receivable, the recoverability of inventory, the useful lives and recoverability of long-lived assets such as property, plant and equipment, and the adequacy of the Company’s asset retirement obligations.

(b)	Revenue and Cost of Goods Sold

Revenue is recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have been transferred to the customer, which is generally when title passes, the selling price is fixed or determinable, and collection is reasonably assured. Title generally passes upon shipment of product from the Mountain Pass facility. Prices are generally set at the time of, or prior to, shipment. Transportation and distribution costs are incurred only on sales for which the Company is responsible for delivering the product. We recognized revenue of $3.2 million for inventory which had not been shipped as of December 31, 2010 under a bill and hold agreement.

Cost of goods sold includes the cost of production as well as write-downs to the extent of inventory costs in excess of market values. Primary production costs include labor, supplies, maintenance costs, depreciation, and plant overhead.

(c)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2010, cash and cash equivalents consisted of $316.4 million (2009: $6.9 million) of funds held in money market accounts.

(d)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews its allowance for doubtful accounts on a quarterly basis. As of December 31, 2010 and 2009, an allowance for doubtful accounts was not required.

(e)	Inventories

Inventories consist of work-in-process, finished goods, stockpiles of bastnasite and lanthanum concentrate, and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Inventory expected to be sold in the next 12 months is classified as a current asset in the consolidated balance sheet.

Molycorp evaluates its production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs. For the years ended December 31, 2010, 2009, the period from June 12, 2008 (Inception) through December 31, 2008 and the period from June 12, 2008 (Inception) through December 31, 2010, Molycorp determined that approximately $11.0 million, $2.5 million, $0.0 million and $13.5 million, respectively, of production costs would have been allocated to additional tons produced, assuming Molycorp had been operating at normal production rates. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter. Molycorp models normal production levels and evaluates historical ranges of production in assessing what is deemed to be normal.

Write-downs to estimated net realizable value are charged to cost of goods sold. Many factors influence the market prices for REOs and, in the absence of established prices contained in customer contracts, management uses an independent pricing source to evaluate market prices for REOs at the end of each quarter. For the years ended December 31, 2010 and 2009, the period from June 12, 2008 (Inception) through

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008 and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010, the Company recognized write-downs of $2.5 million $9.0 million, $9.5 million and $21.0 million, respectively, as a result of production costs in excess of certain REO market prices. In addition, Molycorp recognized a $1.0 million write-down of bastnasite stockpile inventory based on estimated stockpile REO quantities at December 31, 2010.

The Company evaluates the carrying value of materials and supply inventories each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary.

At December 31, 2010 and 2009, inventory consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Current:
Concentrate stockpiles	$4,206	$20
Work in process	5,271	4,777
Finished goods	9,307	2,685
Materials and supplies	1,727	1,063

Total current	$20,511	$8,545

Long term:
Concentrate stockpiles	$5,108	$11,844
Work in process	—	—
Finished goods	104	246

Total long term	$5,212	$12,090

(f)	Property, Plant and Equipment, net

Property, plant and equipment associated with the acquisition of the Mountain Pass facility was recorded at estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment and improvements that extend the useful life or functionality of the asset are capitalized. The Company incurred $31.4 million and $0.1 million in plant modernization costs for the years ended December 31, 2010 and 2009, respectively. In addition the Company incurred $7.2 million and $7.0 million in other capital expenditures for the years ended December 31, 2010 and 2009, respectively. Our anticipated project cost through 2012 to restart the mining operations, construct and refurbish processing facilities and to expand into the production of metals and alloys is $531 million, which includes a $20 million increase over our previous estimate. The increase is due to the increased scope of the project including the acceleration of the construction of the new crushing and milling facility and other design changes to allow a faster conversion to 40,000 tons per year than would otherwise be possible. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2010 and 2009, the period from June 12, 2008 (Inception) through December 2008, and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010 was $6.0 million, $3.9 million, $0.9 million and $10.8 million, respectively. Maintenance costs are expensed as incurred.

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

Mineral properties at December 31, 2010 and 2009, represent the purchase price allocated to mineral resources associated with the Mountain Pass facility and mineral property development costs (see Note 4(g) below).

At December 31, 2010 and 2009, property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Land	$800	$800
Land improvements (15 years)	15,415	17,954
Buildings and improvements (4 to 27 years)	6,892	8,458
Plant and equipment (2 to 12 years)	19,560	12,065
Vehicles (7 years)	1,049	1,023
Computer software (5 years)	1,563	1,116
Furniture and fixtures (5 years)	170	41
Construction in progress	34,809	6,506
Mineral properties	23,968	23,138

Property, plant and equipment at cost	104,226	71,101
Less accumulated depreciation	(10,260)	(4,749)

Property, plant and equipment, net	$93,966	$66,352

In accordance with ASC 360, Property Plant and Equipment, long-lived assets such as property, plant, and equipment, mineral properties and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized a $3.1 million net of depreciation, impairment expense associated with the mill and crusher, including the associated asset retirement cost, which is included in cost of goods sold in the consolidated statement of operations as of the year ended December 31, 2010, as a result of managements’ decision to replace rather than refurbish these assets.

(g)	Mineral Properties and Development Costs

Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company amortizes mineral properties using the units of production method over estimated proven and probable reserves. Molycorp’s proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined. The reserves are estimated based on information available at the time the reserves are calculated. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of REOs will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Reserve estimates may require revisions based on actual production experience. Market price fluctuations of REOs, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

(h)	Research and Development

The Company has invested significant resources to improve the efficiency of our REO processing operations and the development of new applications for individual REEs. For the period ending December 31,

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

2010, 2009 and 2008 the Company spent $2.4 million, $1.5 million and $0.4 million respectively. Research and development costs are recognized under the “Selling, general and administrative” line on the income statement.

(i)	Intangible Asset

The Company acquired its trade name in connection with the Mountain Pass facility acquisition. Amortization is provided using the straight-line method based on an estimated useful life of 12 years. Amortization expense for the years ended December 31, 2010 and 2009, the period from June 12, 2008 (Inception) through December 31, 2008, and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010 was $65,000, $65,000, $17,000 and $147,000, respectively. Amortization expense is estimated to be $65,000 annually for the following five years.

(j)	Investment in Joint Venture

In connection with the Mountain Pass facility acquisition, the Company acquired a one third interest in a joint venture with Sumitomo Metals Industries, Ltd. of Japan (“Sumitomo Metals”) called Sumikin Molycorp (“SMO”). The Company sold its interest in the joint venture to Sumitomo Metals on July 9, 2009 for cash consideration of $9.7 million and recognized no gain.

(k)	Accrued Expenses

Accrued expenses as of December 31, 2010 and 2009 consisted of the following: (in thousands):

	December 31,	December 31,
	2010	2009

Waste disposal accrual	$326	$1,500
Accrued bonus	554	1,445
Defined contribution plan	1,199	988
Other accrued expenses	2,146	2,011

Total accrued expenses	$4,225	$5,944

(l)	Asset Retirement Obligation

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

In connection with an updated asset retirement obligation analysis prepared as of June 30, 2010, the Company determined that its asset retirement obligation was overstated by approximately $2.5 million as a result of not reducing its prior estimate for costs of soil remediation performed prior to the Company’s acquisition of the Mountain Pass Facility. Because the depreciation of the overstated asset retirement costs and accretion of the asset retirement obligation had an immaterial impact on the Company’s net loss for all periods previously presented and cumulatively since inception, the Company reduced its asset retirement cost asset and asset retirement obligation by approximately $2.5 million effective April 1, 2010. On November 4, 2010,

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

Molycorp’s Board of Directors approved an expanded budget which accelerated the removal of the crusher and milling facility which resulted in a $0.6 million increase in the asset retirement obligation. Depreciation expense associated with the asset retirement cost was $1.1 million, $1.2 million $0.3 million and $2.6 million for the years ended December 31, 2010 and 2009, the period from June 12, 2008 (Inception) through December 31, 2008, and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010, respectively. The following table presents the activity in our asset retirement obligation (in thousands):

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Balance at beginning of period	$14,202	$13,583
Obligations settled	(632)	(387)
Accretion expense	912	1,006
Revisions in estimated cash flows	(1,939)	—
Gain on settlement	(72)	—

Balance at end of period	$12,471	$14,202

The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. As of December 31, 2008, the Company had financial assurance requirements of $26.3 million which were satisfied by instruments obtained by Chevron. In March 2009, the Company replaced these instruments with surety bonds secured by letters of credit or cash collateral provided by the individual members. As of December 31, 2010, the Company had financial assurance requirements of $27.4 million which were satisfied with surety bonds placed with the California state and regional agencies.

(m)	Income Taxes

Prior to the Corporate Reorganization, the taxable income and losses of Molycorp, LLC were reported on the income tax returns of its members. Molycorp, Inc. is subject to federal and state income taxes and will file consolidated income tax returns. Molycorp recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of assets and the liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or recognized. Molycorp records a valuation allowance if, based on available information, it is deemed more likely than not that its deferred income tax asset will not be realized in full. As of December 31, 2010, the Company’s net loss of $41.3 million since the Corporate Reorganization included $28.7 million in stock-based compensation expense, which is the Company’s only significant permanent difference between its losses for financial reporting and income tax purposes. Molycorp has generated net deferred income tax assets of $22.7 million as of December 31, 2010. However, as realization of these tax assets is not assured, we have established a full valuation allowance against these assets. A significant portion of the net operating losses of $18.0 million will expire in the year 2030.

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

A summary of the components of the net deferred income tax assets as of December 31, 2010 is as follows:

December 31, 2010
(in thousands)

Deferred income tax assets:
Vacation accrual	106
Inventory	1,133
Asset retirement obligation	656
Mineral resources	16,516
Net operating losses	6,750
Other	62

25,223

Deferred income tax liabilities:
Development costs	(96)
Property, plant and equipment	(2,397)

(2,493)

Net deferred income tax assets:	22,730
Valuation allowance	(22,730)

Total net deferred income tax assets:	$—

(n)	Stockholders’ Equity

Stockholders’ interests are represented by 82,291,200 and 44,998,185 shares of the Company’s common stock and Class A common stock at December 31, 2010 and 2009, respectively. Paid-in capital in the consolidated balance sheets, represents amounts paid by stockholders or interests earned under certain stock compensation agreements. For the year ended December 31, 2010, the Company received contributions from its stockholders totaling $15.0 million in exchange for 5,767,670 shares of Class A common stock prior to the completion of the IPO. At the time of the IPO, an aggregate of 50,892,260 shares of Class A common stock were automatically converted into an aggregate of 50,892,260 shares of common stock. The Company also received net proceeds of $378.6 million after underwriter discounts and commissions and offering expenses paid by Molycorp, Inc. in exchange for 29,128,700 shares of common stock. An additional 2,232,740 common shares were issued in exchange for shares of Class B common stock held by certain employees and independent directors pursuant to incentive awards effective November 1, 2009. On November 4, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of 37,500 shares of restricted stock, with a three-year vesting period, to certain executive officers and a director of the Company. For the year ended December 31, 2010, the Company recognized $28.7 million in stock based compensation expense related to the former Class B common stock and the November 2010 restricted stock awards.

(o)	Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the year. Diluted (loss) per share reflects the dilutive impact of potential common stock (see note 7) and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method”, as applicable, is used for the assumed proceeds upon the exercise of common stock

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

equivalents at the weighted average selling prices of the shares during the year. As of December 31, 2010, there were 781,747 unvested shares of common stock outstanding. As of December 31, 2009, there were vested options outstanding for the purchase of 124,468 shares of Class A common stock. All potential common stock were antidilutive in nature as of December 31, 2010 and 2009, respectively; consequently, the Company does not have any adjustments between earnings per share and diluted earnings per share.

(p)	Comprehensive income (loss)

The Company does not have any items entering into the determination of comprehensive income (loss) other than net income (loss) for the period.

(5)	Employee Benefit Plans

The Company maintains a defined contribution plan for all employees who have completed 90 days of services with the Company. The Company currently makes a non-elective contribution equal to 4% of compensation for each employee who performed at least 1,000 hours of service and is employed on the last day of the year. In addition, the Company currently matches 100% of the first 3% contributed and 50% of the next 2% contributed by each eligible employee as well as an additional contribution of up to 4% which can be made at the Company’s discretion. Employees vest in Company contributions after three years of service. Expenses related to this plan totaled $1.2 million, $1.0 million, $0.2 million and $2.4 million for the years ended December 31, 2010 and 2009, the period from June 12, 2008 (Inception) through December 31, 2008, and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010, respectively. Additionally, accrued expenses at December 31, 2010 and 2009 included $1.2 million and $1.0 million related to this plan, respectively.

On April, 1 2009, the Company established the Management Incentive Plan (“MIP”), which is a nonqualified deferred compensation plan for the purpose of providing deferred compensation benefits for certain members of management. Under the MIP, participants can defer their base salary and other compensation that is supplemental to his or her base salary and is dependent upon achievement of individual or Company performance goals. It is intended that the MIP constitute an unfunded plan for purposes of the Employee Retirement Income Securities Act of 1974, as amended. The amount of compensation or awards deferred are deemed to be invested in a hypothetical investment as of the date of deferral. During the year ended December 31, 2010 and 2009, the Company funded discretionary contributions to the MIP totaling $47,000 and zero, respectively. In addition, total accrued amount including employee deferrals, discretionary contributions and related earnings was approximately $116,000 and $65,000 as of December 31, 2010 and 2009, respectively.

On November 4, 2010, the Compensation Committee established an annual incentive (“bonus plan”) for all employees that is discretionary in nature. The bonus program is performance based and includes both qualitative and quantitative criteria. Half of the value of each executive’s annual bonus is paid in cash and the remaining half is paid in shares of restricted stock which vest on the third anniversary of the date of grant. For the year ended December 31, 2010, the company accrued $0.6 million for cash portion of this bonus program.

(6)	Commitments and Contingencies

(a)	Future Operating Lease Commitments

The Company has certain operating leases for office space and certain equipment. Remaining annual minimum payments under these leases at December 31, 2010 was $0.3 million in 2011, $0.2 million in 2012, $0.2 million in 2013, $0.2 million in 2014, $0.2 million in 2015 and $0.2 million thereafter, totaling $1.3 million.

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

On September 30, 2010, the Company entered into a natural gas transportation lease agreement with Kern River Gas Transmission Company (“Kern River”) under which Molycorp agreed, subject to certain conditions, to make payments totaling $5.2 million per year ($0.43 million per month) for 10 years beginning April 2012 to Kern River in exchange for the designing, permitting, constructing, operating, and maintaining of facilities necessary to provide natural gas to the power generation facility to be constructed at the Mountain Pass facility. Beginning on the date of commencement of the natural gas transportation service and continuing through the agreement termination, the Company will be entitled to receive a Transportation Maximum Daily Quantity (TMDQ) of 24,270 Dth per day.

(b)	Plant Modernization and Expansion Commitments

In connection with the Mountain Pass facility modernization and expansion and future operations, the Company entered into contractual commitments for the purchase of materials and services from various vendors. Future payments due for these commitments are $65.0 million in 2011, $8.6 million in 2012, $5.2 million in 2013, $5.2 million in 2014, $5.2 million in 2015 and $32.2 million thereafter, totaling $121.4 million. Some of the agreements the Company entered into with these vendors contain cancellation clauses stating the amount and timing of termination charges to the Company. In total, these charges range from a minimum of $3.1 million to a maximum of $17.4 million depending on the timing of cancellation.

(c)	Completion Bonus

In connection with the Mountain Pass facility acquisition, the Company assumed a $0.4 million obligation related to a completion bonus payable to union employees who worked on the NFL pilot processing development project. Under the terms of the related labor agreement, eligible employees were entitled to a bonus of 40 hours of pay at the employee’s base rate for every month spent on the project, regardless of the number of hours worked. The Company recognized additional costs associated with this bonus as employees worked on the project. As of December 31, 2009, the accrued completion bonus was $1.4 million. The completion bonus was paid in March 2010.

(d)	Labor Contract

Certain Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America which expires on March 15, 2012. At December 31, 2010, 72 employees, or approximately 50% of the Company’s workforce, were covered by this collective bargaining agreement.

(e)	Reclamation Surety Bonds

At December 31, 2010, Molycorp had placed $27.4 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(f)	Licenses and Permits

The Company is subject to numerous and detailed federal, state and local environmental laws, regulations and permits including health and safety, environmental, and air quality. The Company is subject to strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with the current permits, and the Company may be subject to additional conditions, requirements and obligations associated with its permits and future operations. Certain conditions could be imposed in order to maintain the required permits including requirements to conduct additional environmental studies and collect and present data to government authorities pertaining to the potential impact of current and future operations upon the environment. Accordingly, the required permits may not be maintained or renewed in a timely fashion if at all, or may be renewed upon conditions that restrict the Company’s ability to conduct its

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

operations economically. Any failure, significant delay or significant change in conditions that is required to maintain or renew permits, could have a material adverse effect on the Company’s business, results of operations and financial condition.

(7)	Stock-Based Compensation

Molycorp accounts for stock-based compensation based upon the fair value of the awards at the time of grant. The expense associated with such awards is recognized over the service period associated with the issuance. There are no performance conditions associated with these awards.

The Company issued an option to its Chief Executive Officer on April 10, 2009 for the purchase of 147,474 shares of Company common stock (giving effect to the Corporate Reorganization and the conversion of Class A common stock into common stock in connection with the IPO). The option vested, and the related expense of $241,000 was recognized, on the date of grant. At December 31, 2009, there were vested options outstanding for the purchase of 126,405 shares of common stock with a stated exercise price of $2.37 per share. On February 1, 2010, the remaining options were exercised. Proceeds from exercise of stock options were $300,000 and $50,000 for 2010 and 2009, respectively.

Effective November 1, 2009, Molycorp LLC issued 5,880,000 incentive shares to certain employees and independent directors of the Company. At the time of issuance, due to Molycorp Minerals, LLC’s option to repurchase vested shares of terminated participants at a price other than fair value, these incentive shares were classified as liabilities and were valued at zero using the intrinsic value method. On April 15, 2010, all holders of incentive shares contributed their incentive shares to Molycorp, Inc. in exchange for 3,012,420 shares of Class B common stock of Molycorp, Inc., 1,004,140 shares of which vested immediately with an additional 1,004,140 shares vesting on September 30, 2010 and the remaining 1,004,140 shares vesting on September 30, 2011. The shares of Class B common stock were non-transferable and the Company had the right to repurchase vested shares upon the termination of employment for any reason.

The shares of Class B common stock automatically converted into shares of common stock, based on a conversion factor, immediately prior to completion of the IPO. On August 3, 2010, Molycorp completed an IPO of common stock at an offering price of $14.00 per share. At that time, the shares of Class B common stock were converted into 2,232,740 shares of common stock, 744,247 of which remained vested with the remaining 1,488,493 vesting over a period of six months following the IPO. Stock-based compensation associated with these shares was approximately $28.7 million for the year ended December 31, 2010. The number and weighted-average grant-date fair value of unvested shares of common stock at the end of the year was 744,247 and $14.00, respectively. At December 31, 2010 there was $2.6 million of unrecognized compensation cost related to these unvested shares of common stocks. This cost is expected to be recognized during the first quarter of 2011.

On November 4, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of shares of restricted stock, with a three-year vesting period, to certain executive officers and a director of the Company. The $1.4 million fair value of the awards was determined using the stock price on

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

the date of grant and is recognized straight-line over the three year vesting period. The following table sets forth the number of shares of restricted stock granted to these officers and the director.

Number of Shares of
Restricted Stock

Russell D. Ball — Director	7,500
Mark A. Smith — President and CEO	6,000
James S. Allen — CFO and Treasurer	18,000
John F. Ashburn, Jr. — EVP and General Counsel	3,000
John L. Burba — EVP and Chief Technology Officer	3,000

The number and weighted-average grant-date fair value of unvested restricted stock at the end of the year was 37,500 and $36.51, respectively. At December 31, 2010 there was $1.3 million of unrecognized compensation cost related to these unvested shares of restricted stock. This cost is expected to be recognized over a period of approximately three years.

The remaining number of shares authorized for awards of equity share options or other equity instruments was 4,075,185 at December 31, 2010.

(8)	Deposits

The Company currently has $26.2 million in deposits reported as Non-current assets on the Consolidated Balance Sheet as of December 31, 2010. Of this, $18.2 million is due to collateral used to secure surety bonds placed with the California state and regional agencies relating to our Mountain Pass facility closure and reclamation obligations. The remaining $8.0 million is due to a required escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company.

(9)	Concentrations

(a)	Limited Number of Products

The Company’s current operations are primarily limited to the production and sale of REOs from stockpiled concentrates and purchasing and reselling REOs from other producers. The Company does not have and will not have the capability to significantly alter its product mix prior to completing the modernization and expansion of the Mountain Pass facility and the restart of mining operations. Sales for our most significant products for the years ended December 31, 2010 and 2009, in millions, were approximately as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Didymium Oxide	$9.0	—
Ceric Hydrate	$8.7	—
Lanthanum products	$13.6	$6.4
Other	$3.9	$0.7

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

(b)	Limited Number of Customers

There is a limited market for the lanthanum products currently produced by the Company from stockpiled concentrate. Sales to the Company’s largest customers, for the years ended December 31, 2010 and 2009, in millions, were approximately as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Mitsubishi Unimetals USA	$8.5	—
W.R. Grace & Co. — Conn.	$7.4	$1.9
Chuden Rare Earth Co. Ltd.	$5.4	—
Shin-Etsu Chemical Co.	$4.1	—
Corning Inc.	$3.5	$0.3
3M Company	$2.5	$0.4
Albemarle Corporation	—	$3.9

(c)	Single Geographic Location

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

(10)	Related Party Transactions

In February 2009, certain of the Company’s stockholders incurred certain costs in providing letters of credit and/or cash collateral to secure the surety bonds issued for the benefit of certain regulatory agencies related to the Company’s Mountain Pass facility closure and reclamation obligations. The total amount of collateral provided by stockholders was $18.2 million. Under the terms of the agreement with its stockholders, the Company agreed to pay each such stockholder a 5% annual return on the amount of collateral provided, and the stockholders were entitled to receive quarterly payments, delay payments, or receive payments-in-kind. In September 2010, the Company issued its own collateral in the amount of $18.2 million in replacement of the letters of credit and cash collateral provided by the stockholders. The Company paid fees due to stockholders in the amount of $0.8 million in September 2010. During each of the years ended December 31, 2010 and 2009, the Company recognized approximately $0.4 million and $0.8 million, respectively in compensation to the stockholders under this agreement, which is included in selling, general and administrative expenses in the consolidated statement of operations. Accrued expenses in the consolidated balance sheet included payables to stockholders totaling zero and $0.6 million at December 31, 2010 and 2009, respectively, related to those agreements.

In May and July 2009, Molycorp entered into transactions with a stockholder under which it borrowed an aggregate $6.6 million, secured by certain product inventories. Borrowings under this agreement required interest at a variable rate of LIBOR plus one percent. On November 15, 2009, the stockholder converted outstanding advances plus accrued interest totaling $6.8 million into 2,303,033 shares of Molycorp common stock (giving effect to the Corporate Reorganization and the conversion of Class A common stock into common stock in connection with the IPO) in settlement of the obligation.

In June 2010, the Company entered into a transaction with Traxys North America LLC (“Traxys”), the parent of one of our stockholders, TNA Moly Group, LLC, under which it borrowed approximately $5.0 million, secured by certain product inventories. Borrowings under this agreement required an initial

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

interest rate of 6% based on three-month LIBOR plus a margin, which is subject to adjustment every three months. No adjustments have been made to the interest rate since the agreement was signed. At December 31, 2010, interest payable associated with the agreement totaled approximately $9,000. Principal and interest under this agreement are payable from revenue generated from sales of the product inventories. During the third quarter of 2010, both parties agreed that 50% of all didymium oxide sales will be subject to this agreement. The Company made principal and interest payments of $1.1 million and $0.2 million, respectively for the year ended December 31, 2010. As of December 31, 2010, the outstanding note payable to Traxys under this agreement was $3.1 million and $1.3 million in accounts payable related to the sales made, but not remitted to Traxys and affiliates as of December 31, 2010.

During the year ended December 31, 2010, the Company and Traxys and affiliates jointly marketed and sold certain lanthanum oxide, cerium oxide and erbium oxide products. Per the terms of this arrangement, the Company and Traxys split gross margin equally once all costs associated with the sale are recovered by both parties. As a result of this arrangement, we recorded revenue and a related receivable from Traxys and affiliates of $116,000. We also recorded an expense and a related payable to Traxys and affiliates in the amount of $120,000. Revenues and expenses related to these settlements are presented on a net basis in Other Income on the Statement of Operations. In addition, for the year ended December 31, 2010, the Company made purchases of lanthanum oxide and cerium oxide from Traxys and affiliates in the amount of $2.5 million. Related party payable associated with the product purchases was $0.3 million as of December 31, 2010.

(11)	Unaudited Supplementary Data

The following is a summary of the selected quarterly financial information (unaudited):

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except share and per share data)

Sales	$3,018	$1,904	$8,533	$21,702
Cost of goods sold	(5,950)	(5,576)	(7,742)	(16,634)
Selling, general and administrative expense	(4,480)	(4,254)	(4,117)	(5,923)
Stock-based compensation	—	(15,133)	(6,527)	(7,079)
Depreciation and amortization expense	(95)	(61)	(83)	(80)
Accretion expense	(263)	(216)	(216)	(217)

Operating loss	(7,770)	(23,336)	(10,152)	(8,231)

Other income (expense):
Other income (expense)	21	45	14	75
Interest income (expense), net of capitalized amount	—	—	(7)	256

Net loss	$(7,749)	$(23,291)	$(10,145)	$(7,900)

Weighted average shares outstanding (Common shares)(1)
Basic	48,155,533	49,666,732	69,550,649	81,509,452
Diluted	48,155,533	49,666,732	69,550,649	81,509,452
Loss per share of common stock(1):
Basic	$(0.16)	$(0.47)	$(0.15)	$(0.10)
Diluted	$(0.16)	$(0.47)	$(0.15)	$(0.10)

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except share and per share data)

Sales	$1,699	$1,230	$1,960	$2,204
Cost of goods sold	(4,727)	(4,897)	(5,272)	(6,889)
Selling, general and administrative expense	(2,322)	(2,886)	(3,172)	(4,064)
Stock-based compensation	—	(241)	—	—
Depreciation and amortization expense	(21)	(42)	(60)	(68)
Accretion expense	(252)	(251)	(252)	(251)

Operating loss	(5,623)	(7,087)	(6,796)	(9,068)

Other income (expense):
Other income (expense)	22	83	19	57
Interest income (expense), net of capitalized amount	—	16	(126)	(84)

Net loss	$(5,601)	$(6,988)	$(6,903)	$(9,095)

Weighted average shares outstanding (Common shares)(1)
Basic	38,829,225	38,829,225	38,835,179	41,589,904
Diluted	38,829,225	38,829,225	38,835,179	41,589,904
Loss per share of common stock(1):
Basic	$(0.14)	$(0.18)	$(0.18)	$(0.22)
Diluted	$(0.14)	$(0.18)	$(0.18)	$(0.22)

(1)	Weighted average shares outstanding include the retroactive treatment of exchange ratios for conversion of Class A common stock and Class B common stock to common stock in conjunction with the initial public offering.

(12)	Subsequent Events

In January 2011, our Board of Directors approved a second-phase capacity expansion plan in addition to our initial modernization and expansion plan. Upon the completion of this capacity expansion plan, by the end of 2013, we expect to have the ability to produce up to approximately 40,000 mt of REO per year at our Mountain Pass facility, or approximately double the amount we will be able to produce upon completion of our initial expansion and modernization plan. We have estimated, based on consultation with our project manager, that we will incur approximately $250 million in additional capital costs in connection with the second-phase capital expansion plan in addition to the $531 million estimated for the initial modernization and expansion effort.

On February 16, 2011, Molycorp completed a public offering of its Series A Mandatory Convertible Preferred Stock. In connection with this offering, Molycorp, Inc. issued 1,800,000 shares of Series A Mandatory Convertible Preferred Stock for $100.00 per share. Total net proceeds from the offering were approximately $173.1 million after underwriter discounts and commissions and estimated offering expenses payable by Molycorp, Inc. The following table sets forth our balance sheet as of December 31, 2010:

•	on an actual basis; and

MOLYCORP, INC
(A Company in the Development Stage)

Notes to Consolidated Financial Statements — (Continued)

•	on a pro-forma basis to give effect to the proceeds from the Series A Mandatory Convertible Preferred Stock offering, resulting in a $173.1 million increase in current assets and a corresponding increase in equity.

	Actual	Pro Forma
	(In thousands)

Total current assets	$355,121	$528,221
Total non-current assets	126,128	126,128

Total assets	481,249	654,349
Total current liabilities	20,712	20,712
Total non-current liabilities	12,335	12,335

Total liabilities	33,047	33,047
Total stockholders’ equity	448,202	621,302

Total liabilities and stockholders’ equity	$481,249	$654,349

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including the Chief Executive Officer and Chief Financial Officer does not expect that our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We will be required to obtain an audit report from our independent registered public accounting firm beginning in 2011 regarding the effectiveness of our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

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

The Mountain Pass facility maintains a rigorous safety program. Our employees and contractors are required to complete 24 hours of initial safety training, as well as an 8 hour annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe or out of compliance. As a direct result of this commitment to safety, the Mountain Pass facility has an exceptional safety record, which as of December 31, 2010, stood at 1998 days worked without a lost-time or restricted work accident. The lost-time incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee’s scheduled work. Our lost-time incidence rate for all Molycorp employees through December 31, 2010 was zero as compared to the national average of 1.82 and 1.78 as reported by the MSHA for the respective periods. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted “Sentinels of Safety” award from the MSHA for three of the last six years. Within the last six years, the Mountain Pass facility has received numerous awards for safety, including: the MSHA Sentinels of Safety Award (2008, 2006 and 2004); the National Safety Council Awards — Perfect Record (2008, 2007, 2006, 2004); and the National Safety Council Awards — Occupational Excellence achievement award (2009, 2007 and 2004).

Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements regarding Coal or Other Mine Safety.

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted on July 21, 2010, requires that mine operators provide certain safety information in their periodic reports filed with the SEC.

Below is information regarding the safety of our sole rare earth mine located at Mountain Pass, California for the three months and year ended December 31, 2010:

	Three Months Ended	Year Ended
	December 31, 2010	December 31, 2010

(A) Total number of alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which we received a citation from MSHA	15	28
(B) Total number of orders issued under section 104(b) of the Mine Act	0	0
(C) Total number of citations received and orders issued for alleged unwarranted failure by us to comply with mandatory health or safety standards under Section 104(d) of the Mine Act	0	0
(D) Total number of alleged flagrant violations under Section 110(b)(2) of the Mine Act	0	0
(E) Total number of imminent danger orders issued under Section 107(a) of the Mine Act	0	0
(F) Total dollar value of proposed assessments from MSHA under the Mine Act	$10,351	$14,554
(G) Total number of mining-related fatalities	0	0

During the three months and year ended December 31, 2010, we did not receive written notice from the MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under Section 104(e) of the Mine Act, or (ii) the potential to have such a pattern with respect to our sole rare earth mine located at Mountain Pass, California.

As of December 31, 2010, we had one pending legal action before the Federal Mine Safety and Health Review Commission involving our sole rare earth mine at Mountain Pass, California. On June 24, 2010, we filed a Notice to Contest Citation with the Federal Mine Safety and Health Review Commission pursuant to Section 105(d) of the Mine Act to contest a modification to a citation that was issued after we had paid the penalty assessment due on such citation. MSHA filed an answer on August 24, 2010, claiming that the citation was properly issued.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item, other than the information regarding our executive officers, is incorporated by reference to the information provided in our definitive proxy statement for the 2011 annual meeting of stockholders to be filed within 120 days from December 31, 2010.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,” as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2011 annual meeting of stockholders to be filed within 120 days from December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2011 annual meeting of stockholders to be filed within 120 days from December 31, 2010.

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is incorporated by reference to the information provided in our definitive proxy statement for the 2011 annual meeting of stockholders to be filed within 120 days from December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2011 annual meeting of stockholders to be filed within 120 days from December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the information provided in our definitive proxy statement for the 2011 annual meeting of stockholders to be filed within 120 days from December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

List of Consolidated Financial Statements and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of Molycorp, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets — December 31, 2010 and 2009.

Consolidated Statements of Operations — Years ended December 31, 2010, 2009, the period from June 12, 2008 (Inception) through December 31, 2008 and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009, the period from June 12, 2008 (Inception) through December 31, 2008 and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010.

(a)(2)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits:

3.1		Amended and Restated Certificate of Incorporation of Molycorp, Inc. (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010).
3.2		Bylaws of Molycorp, Inc. (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010).
3.3		Form of Certificate of Designations of Series A Mandatory Convertible Preferred Stock of Molycorp, Inc. (including Form of Certificate of Molycorp, Inc. Series A Mandatory Convertible Preferred Stock) (incorporated by reference to Exhibit 3.3 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on February 7, 2011).
4.1		Form of Certificate of Molycorp, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).
10.1		Sales/Buy-Back Agreement, dated May 15, 2009, between Molycorp Minerals, LLC and Traxys North America LLC (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.2		Letter Agreement dated April 16, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10.3		Contribution Agreement, dated April 15, 2010, by and among Molycorp, Inc., Molycorp, LLC, Molycorp Minerals, LLC and the parties listed therein (incorporated by reference to Exhibit 10.4 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10.4		Stockholders Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein (incorporated by reference to Exhibit 10.5 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10.5		Registration Rights Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein (incorporated by reference to Exhibit 10.6 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10	.6*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10	.7*	Molycorp, Inc. Amended and Restated Management Incentive Compensation Plan, effective as of December 20, 2010 (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on December 21, 2010).
10.8		Termination and Mutual Release Agreement, dated June 16, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (incorporated by reference to Exhibit 10.9 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.9		Sales/Buy-Back Agreement, dated June 1, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (incorporated by reference to Exhibit 10.10 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.10		Purchase Agreement, dated as of December 15, 2010, between Molycorp Minerals, LLC and Quinn Process Equipment Co. (incorporated by reference to Exhibit 10.22 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on January 24, 2011).

10	.11*	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.11 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10	.12*	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and James S. Allen (incorporated by reference to Exhibit 10.12 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10	.13*	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and John F. Ashburn, Jr. (incorporated by reference to Exhibit 10.13 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10	.14*	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and John L. Burba (incorporated by reference to Exhibit 10.14 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10	.15*	Molycorp, Inc. 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.16		Letter Agreement, dated April 15, 2010, among Resource Capital Fund IV, L.P., Resource Capital Fund V, L.P., PP IV Mountain Pass II, LLC, PP IV MP AIV 1, LLC, PP IV MP AIV 2, LLC, PP IV MP AIV 3, LLC, TNA Moly Group, LLC, MP Rare Company, LLC and KMSmith, LLC (incorporated by reference to Exhibit 10.16 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.17		Summary of Collateral Arrangement for Surety Bonds (incorporated by reference to Exhibit 10.17 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).
10	.18*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).
10	.19*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).
10	.20*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).
10	.21*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).
10	.22*	Executive Employment Agreement, dated November 1, 2010, between Molycorp, Inc. and Douglas J. Jackson (incorporated by reference to Exhibit 10.22 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on January 24, 2011).
10	.23*	Molycorp, Inc. Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on January 24, 2011).
10	.24*	Molycorp, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on December 21, 2010).
10	.25*	Summary of Molycorp, Inc. 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 19, 2011).

10	.26*	Executive Employment Agreement, dated January 24, 2011, between Molycorp, Inc. and John K. Bassett (incorporated by reference to Exhibit 10.26 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on February 7, 2011).
10.27		Change Order to Purchase Agreement, dated as of February 28, 2011, between Molycorp Minerals, LLC and Quinn Process Equipment Co.
21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
23.1		Consent of PricewaterhouseCoopers LLP.
23.2		Consent of SRK Consulting (U.S.), Inc.
24.1		Power of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b).

**	Furnished with this Annual Report on Form 10-K.

(b)	Exhibits

The response to this portion of Item 15 is included under (a)(3) of this Item 15.

(c)	Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLYCORP, INC.

By:	/s/ Mark A. Smith
Mark A. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Smith Mark A. Smith	President and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2011

* James S. Allen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2011

* Ross R. Bhappu	Chairman of the Board	March 9, 2011

* Russell D. Ball	Director	March 9, 2011

* Brian T. Dolan	Director	March 9, 2011

* Charles R. Henry	Director	March 9, 2011

* Mark S. Kristoff	Director	March 9, 2011

* Alec Machiels	Director	March 9, 2011

* Jack E. Thompson	Director	March 9, 2011

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Mark A. Smith
Attorney-in-Fact

GLOSSARY OF SELECTED MINING TERMS

The following is a glossary of selected mining terms used in this annual report on Form 10-K that may be technical in nature:

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.
Bastnasite	Bastnasite is a mixed Lanthanide fluoro-carbonate mineral (Ln F CO3) that currently provides the bulk of the world’s supply of the light REEs. Bastnasite and monazite are the two most common sources of cerium and other REEs. Bastnasite is found in carbonatites, igneous carbonate rocks that melt at unusually low temperatures.
Cerium	Cerium (Ce) is a soft, silvery, ductile metal which easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite.
Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste) minerals from the metal and/or metal minerals, and discarding the waste and minor amounts of metal and/or metal minerals. The resulting “concentrate” of minerals typically has an order of magnitude higher content of minerals than the beginning ore material.
Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, refining costs, royalty expenses, by-product credits, process and refining recovery rates and price.
Didymium	Didymium is a combination of neodymium and praseodymium, approximately 75% neodymium and approximately 25% praseodymium.
Dysprosium	Dysprosium (Dy) is used in high power neodymium iron boron magnets to enhance thermal stability.
Europium	Europium (Eu) is desirable due to its photon emission. Excitation of the europium atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission. Almost all practical uses of europium utilize this luminescent behavior.
Gadolinium	Gadolinium (Gd) is a silvery-white, malleable and ductile rare-earth metal. Gadolinium has exceptionally high absorption of neutrons and therefore is used for shielding in neutron radiography and in nuclear reactors. Because of its paramagnetic properties, solutions of organic gadolinium complexes and gadolinium compounds are the most popular intravenous medical magnetic resonance imaging contrast agents in MRI.
Grade	The average REE content, as determined by assay of a ton of ore.
Lanthanum	Lanthanum (La) is the first member of the Lanthanide series. Lanthanum is a strategically important rare earth element due to its use in fluid bed cracking catalysts, FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells and batteries.
Mill	A processing plant that produces a concentrate of the valuable minerals contained in an ore.
Mineralization	The concentration of metals and their compounds in rocks, and the processes involved therein.
Monazite	Monazite is a reddish-brown phosphate mineral. Monazite minerals are typically accompanied by concentrations of uranium and thorium. Because of this, there is no significant rare earth production from monazite today. Monazite is becoming more attractive because it typically has elevated concentrations of heavy rare earths.
Neodymium	Neodymium (Nd) is used in the production of NdFeB permanent magnets. These permanent magnets, which maximize the power/cost ratio, are used in a large variety of motors and mechanical systems. Cellular phones, vehicle systems and certain lasers contain both neodymium magnets and capacitors, which produce powerful electronic generation and boost the power of these devices.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.
Overburden	In surface mining, overburden is the material that overlays an ore deposit. Overburden is removed prior to mining.
Praseodymium	Praseodymium (Pr) comprising about 4% of the lanthanide content of bastnasite, is a common coloring pigment. Along with neodymium, praseodymium is used to filter certain wavelengths of light. Praseodymium is used in photographic filters, airport signal lenses, and welder’s glasses. As part of an alloy, praseodymium is used in permanent magnet systems designed to make smaller and lighter motors. Praseodymium is also used in automobile and other internal combustion engine pollution control catalysts.
Probable reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
Proven reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.
Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.
Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Samarium	Samarium (Sm) is a silvery-white metallic element that is predominantly used to produce high temperature, high power samarium cobalt.
Strike	The direction of the line of intersection of a REE deposit with the horizontal plane of the ground. The strike of a deposit is the direction of a straight line that connects two points of equal elevation on the deposit.
Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.
Terbium	Terbium (Tb) is a soft, malleable, silvery-grey element of the lanthanide series, used in x-ray and color television tubes.
Yttrium	Yttrium (Y) is predominantly utilized in auto-catalysts. Other uses include resonators, microwave communication devices and other electronic devices.

EXHIBIT INDEX

3.1		Amended and Restated Certificate of Incorporation of Molycorp, Inc. (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010).
3.2		Bylaws of Molycorp, Inc. (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010).
3.3		Form of Certificate of Designations of Series A Mandatory Convertible Preferred Stock of Molycorp, Inc. (including Form of Certificate of Molycorp, Inc. Series A Mandatory Convertible Preferred Stock) (incorporated by reference to Exhibit 3.3 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on February 7, 2011).
4.1		Form of Certificate of Molycorp, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).
10.1		Sales/Buy-Back Agreement, dated May 15, 2009, between Molycorp Minerals, LLC and Traxys North America LLC (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.2		Letter Agreement, dated April 16, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10.3		Contribution Agreement, dated April 15, 2010, by and among Molycorp, Inc., Molycorp, LLC, Molycorp Minerals, LLC and the parties listed therein (incorporated by reference to Exhibit 10.4 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10.4		Stockholders Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein (incorporated by reference to Exhibit 10.5 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10.5		Registration Rights Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein (incorporated by reference to Exhibit 10.6 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10	.6*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).
10	.7*	Molycorp, Inc. Amended and Restated Management Incentive Compensation Plan, effective as of December 20, 2010 (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on December 21, 2010).
10.8		Termination and Mutual Release Agreement, dated June 16, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (incorporated by reference to Exhibit 10.9 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.9		Sales/Buy-Back Agreement, dated June 1, 2010, between Molycorp Minerals, LLC and Traxys North America, LLC (incorporated by reference to Exhibit 10.10 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.10		Purchase Agreement, dated as of December 15, 2010, between Molycorp Minerals, LLC and Quinn Process Equipment Co. (incorporated by reference to Exhibit 10.22 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on January 24, 2011).
10	.11*	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.11 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).

10	.12*	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and James S. Allen (incorporated by reference to Exhibit 10.12 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10	.13*	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and John F. Ashburn, Jr. (incorporated by reference to Exhibit 10.13 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10	.14*	Executive Employment Agreement, dated May 21, 2010, between Molycorp, Inc. and John L. Burba (incorporated by reference to Exhibit 10.14 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10	.15*	Molycorp, Inc. 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.16		Letter Agreement, dated April 15, 2010, among Resource Capital Fund IV, L.P., Resource Capital Fund V, L.P., PP IV Mountain Pass II, LLC, PP IV MP AIV 1, LLC, PP IV MP AIV 2, LLC, PP IV MP AIV 3, LLC, TNA Moly Group, LLC, MP Rare Company, LLC and KMSmith, LLC (incorporated by reference to Exhibit 10.16 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
10.17		Summary of Collateral Arrangement for Surety Bonds (incorporated by reference to Exhibit 10.17 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).
10	.18*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).
10	.19*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).
10	.20*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).
10	.21*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).
10	.22*	Executive Employment Agreement, dated November 1, 2010, between Molycorp, Inc. and Douglas J. Jackson (incorporated by reference to Exhibit 10.22 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on January 24, 2011).
10	.23*	Molycorp, Inc. Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on January 24, 2011).
10	.24*	Molycorp, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on December 21, 2010).
10	.25*	Summary of Molycorp, Inc. 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 19, 2011).
10	.26*	Executive Employment Agreement, dated January 24, 2011, between Molycorp, Inc. and John K. Bassett (incorporated by reference to Exhibit 10.26 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on February 7, 2011).
10.27		Change Order to Purchase Agreement, dated as of February 28, 2011, between Molycorp Minerals, LLC and Quinn Process Equipment Co.

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Molycorp, Inc.’s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).
23.1		Consent of PricewaterhouseCoopers LLP.
23.2		Consent of SRK Consulting (U.S.), Inc.
24.1		Power of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b).

**	Furnished with this Annual Report on Form 10-K.