Form 10-Q
period 2011-03-31
Molycorp, Inc.
filed 2011-05-10
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34827
Molycorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2301797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5619 Denver Tech Center Parkway, Suite 1000
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2011, the registrant had 83,895,501 shares of common stock, par value $0.001 per share, outstanding.

MOLYCORP, INC.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$492,495	$316,430
Trade accounts receivable	17,581	16,421
Inventory (Note 4e)	24,363	20,511
Prepaid expenses and other	2,633	1,759

Total current assets	537,072	355,121

Non-current assets:
Deposits	$27,700	$26,200
Property, plant and equipment, net (Note 4g)	133,752	93,966
Inventory (Note 4e)	3,194	5,212
Intangible asset, net	622	639
Other assets	111	111

Total non-current assets	165,379	126,128

Total assets	$702,451	$481,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$29,988	$13,009
Accrued expenses (Note 4j)	6,408	4,225
Short-term borrowing — related party (Note 8)	2,870	3,085
Current portion of asset retirement obligation (Note 4k)	394	393

Total current liabilities	39,660	20,712

Non-current liabilities:
Asset retirement obligation (Note 4k)	$12,774	$12,078
Other non-current liabilities	148	257

Total non-current liabilities	12,922	12,335

Total liabilities	$52,582	$33,047

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at March 31, 2011 (Note 4m)	82	82
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2011 (Note 4m)	2	—
Additional paid-in capital	742,440	539,866
Deficit accumulated during the development stage	(92,655)	(91,746)

Total stockholders’ equity	649,869	448,202

Total liabilities and stockholders’ equity	$702,451	$481,249

See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

			Total from
	Three Months Ended		June 12, 2008
	March 31,		(Inception) Through
	2011	2010	March 31, 2011
Sales	$26,261	$3,018	$70,648
Operating costs and expenses:
Cost of goods sold	(15,388)	(5,950)	(86,102)
Selling, general and administrative	(8,339)	(4,480)	(42,386)
Stock-based compensation	(2,899)	—	(32,029)
Depreciation and amortization	(83)	(95)	(612)
Accretion expense	(234)	(263)	(2,402)

Operating loss	(682)	(7,770)	(92,883)

Other income (expense):
Other income (expense)	(168)	21	222
Interest income, net of amount capitalized	140	—	205

	(28)	21	427

Loss before income taxes	(710)	(7,749)	(92,456)
Provision for income taxes	(199)	—	(199)

Net loss	$(909)	$(7,749)	$(92,655)

Weighted average shares outstanding (Common shares) (1)
Basic	82,253,700	48,155,533	51,296,217

Diluted	82,253,700	48,155,533	51,296,217

Loss per share of common stock:
Basic	$(0.03)	$(0.16)	$(1.81)

Diluted	$(0.03)	$(0.16)	$(1.81)

(1)	Weighted average shares outstanding include the retroactive treatment of exchange ratios for conversion of Class A common stock and Class B common stock to common stock in conjunction with the initial public offering.
See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

						Deficit
						Accumulated
			Series A Mandatory		Additional	During the	Total
	Common Stock		Convertible Preferred Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at December 31, 2010	82,291,200	$82	—	$—	$539,866	$(91,746)	$448,202

Sale of Series A mandatory convertible preferred stock at $100.00 per share, net of underwriting fees and other offering costs	—	—	2,070,000	2	199,640	—	199,642
Stock-based compensation expense	9,410	—	—	—	2,934	—	2,934
Net loss	—	—	—	—	—	(909)	(909)

Balance at March 31, 2011	82,300,610	$82	2,070,000	$2	$742,440	$(92,655)	$649,869

See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

			Total from
	Period Ended		June 12, 2008
	March 31,		(Inception) through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(909)	$(7,749)	$(92,655)

Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Depreciation and amortization	2,100	1,004	12,947
Accretion of asset retirement obligation	234	263	2,402
Non-cash inventory write-downs	630	574	22,647
Non-cash share-based compensation expense	2,934	—	32,064
Impairment of fixed assets	—	—	3,114
(Gain) loss on sale of assets and settlement of ARO	—	13	(57)

Changes in operating assets and liabilities:
Accounts receivable	(1,160)	(202)	(18,132)
Inventory	(2,464)	(32)	(28,022)
Prepaid expenses and other	(874)	(733)	(1,897)
Accounts payable	2,803	2,086	6,988
Asset retirement obligation	(165)	—	(1,184)
Accrued expenses	2,074	(2,170)	8,560

Net cash provided by/ (used in) operating activities	5,203	(6,946)	(53,225)

Cash flows from investing activities:
Acquisition of the Mountain Pass facility	—	—	(82,150)
Proceeds from sale of investment in joint venture	—	—	9,700
Deposits	(1,500)	—	(27,700)
Capital expenditures	(26,345)	(2,840)	(67,080)
Other assets	—	—	(111)
Proceeds from sale of assets	—	9	14

Net cash used in investing activities	(27,845)	(2,831)	(167,327)

Cash flows from financing activities:
Capital contributions from original stockholders	—	10,000	125,004
Repayments of short-term borrowings — related party	(935)	—	(2,042)
Net proceeds from sale of common stock in conjunction with the initial public offering	—	—	378,633
Net proceeds from sale of preferred stock	199,642	—	199,642
Payment of deferred financing costs	—	—	(185)
Proceeds from exercise of options	—	300	350
Proceeds from short-term borrowings — related party	—	—	11,645

Net cash provided by financing activities	198,707	10,300	713,047
Net change in cash and cash equivalents	176,065	523	492,495
Cash and cash equivalents at beginning of the period	316,430	6,929	—

Cash and cash equivalents at end of period	$492,495	$7,452	$492,495

Supplemental disclosure of non-cash activities:
Change in accrued capital expenditures	$14,896	$492

See accompanying notes to the condensed, consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
(1) Company Background
Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interest in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and Molycorp Minerals, LLC became subsidiaries of Molycorp, Inc. (the “Corporate Reorganization”). On June 15, 2010, Molycorp LLC was merged with and into Molycorp Minerals, LLC. On July 9, 2010, Molycorp, Inc. completed a 38.23435373-for-one stock split, which has been retroactively reflected in the historical financial data for all periods presented. On August 3, 2010, Molycorp, Inc. completed its initial public offering (“IPO”) of common stock. In connection with its IPO, Molycorp Inc. issued 29,128,700 shares of common stock at $14.00 per share (including 1,003,700 shares issued in connection with the underwriters’ option to purchase additional shares). Total net proceeds of the offering were $378.6 million after underwriting discounts and commissions and offering expenses payable to Molycorp, Inc. Immediately prior to the consummation of the IPO, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock. The conversion ratios for the Class A common stock and the Class B common stock have been retroactively reflected in the historical financial information for all periods presented. Molycorp, Inc., together with its subsidiaries is referred to herein as the “Company” or “Molycorp.”
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934. While the December 31, 2010 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and notes that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp’s consolidated financial statements and related notes for the year ended December 31, 2010, and the period from June 12, 2008 (Inception) through December 31, 2010, included in Molycorp’s Form 10-K for the fiscal year ended December 31, 2010. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at March 31, 2011, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(3) Capital Requirements
Most of the facilities and equipment acquired with the Mountain Pass facility are at least 20 years old and must be modernized or replaced. Under its initial modernization and expansion plan, the Company intends to spend approximately $531 million through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal and alloy production. Capital expenditures, on an accrual basis, under this plan totaled $31.4 million in 2010 and $39.6 million during the three months ended March 31, 2011. In January 2011, the Company’s Board of Directors approved a second-phase capacity expansion plan. Upon the completion of this capacity expansion plan, by the end of 2013, we expect to have the ability to produce up to approximately 40,000 mt of REO per year at our Mountain Pass facility, or approximately double the amount we will be able to produce upon completion of our initial expansion and modernization plan. We have estimated, based on consultation with our project manager, that we will incur approximately $250 million of capital costs in connection with the second-phase capital expansion plan in addition to the $531 million estimated for the initial modernization and expansion effort.
The Company expects to finance its remaining capital expenditures under the initial modernization and expansion and the second phase expansion plans as well as its working capital requirements, with its available cash balances of $492.5 million as of March 31, 2011, anticipated revenue from operations and traditional debt financing, project financing, and/or government programs, including the U.S. Department of Energy (“DOE”) loan guarantee program. The Company submitted a Part I application on June 2010 for up to $280 million. On July 21, 2010, the DOE deemed the Company’s application eligible for submission of a part II application, which was submitted on December 31, 2010. The DOE is currently conducting a due diligence review and has provided the Company with a preliminary term sheet. On December 10, 2010, we entered into a memorandum of understanding with Sumitomo Corporation (“Sumitomo”), pursuant to which Sumitomo agreed to, among other things, purchase $100 million of the Company’s common stock and arrange for $30 million of debt financing. Sumitomo is currently conducting a due diligence review and the consummation of these transactions with Sumitomo is subject to the satisfaction of numerous conditions and finalization of definitive agreements.
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
(c) Cash and Cash Equivalents
Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At March 31, 2011 cash and cash equivalents included $469 million of funds held in money market accounts.
(d) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews its allowance for doubtful accounts on a quarterly basis. As of March 31, 2011 and December 31, 2010, an allowance for doubtful accounts was not required.
(e) Inventories
Inventories consist of work-in-process, finished goods, stockpiles of bastnasite and lanthanum concentrate, and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Inventory expected to be sold in the next 12 months is classified as a current asset in the consolidated balance sheets.
Molycorp evaluates its production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs. For the three months ended March 31, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2011, Molycorp determined that $2.6 million, $2.4 million and $16.1 million, respectively, of production costs would have been allocated to additional metric tons produced, assuming Molycorp had been operating at normal production rates. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter. Molycorp models normal production levels and evaluates historical ranges of production in assessing what is deemed to be normal.
Write-downs to estimated net realizable value are charged to cost of goods sold. Many factors influence the market prices for REOs and, in the absence of established prices contained in customer contracts, management uses an independent pricing source to evaluate market prices for REOs at the end of each quarter. For the three months ended March 31, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2011, the Company recognized write-downs of $0.6 million and $0.6 million, and $21.6 million, respectively, as a result of production costs in excess of certain REO market prices.
The Company evaluates the carrying value of materials and supplies inventories each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary.

At March 31, 2011 and December 31, 2010, inventory consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Current:
Concentrate stockpiles	$5,252	$4,206
Work in process	8,019	5,271
Finished goods	9,096	9,307
Materials and supplies	1,996	1,727

Total current	$24,363	$20,511

Long-term:
Concentrate stockpiles	$3,126	$5,108
Finished goods	68	104

Total long-term	$3,194	$5,212

(f) Deposits
The Company currently has $27.7 million in deposits reported as Non-current assets on the Consolidated Balance Sheet as of March 31, 2011. Of this amount, $18.2 million is due to collateral used to secure surety bonds placed with the California state and regional agencies relating to our Mountain Pass facility closure and reclamation obligations. The remaining deposits consist of $8.0 million under an escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company and $1.5 million related to the Company’s construction insurance program.
(g) Property, Plant and Equipment, net
Property, plant and equipment associated with the acquisition of the Mountain Pass facility was recorded at estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment and improvements that extend the useful life or functionality of the asset are capitalized. The Company capitalized $41.3 million and $3.4 million in plant modernization costs for the three months ended March 31, 2011 and 2010, respectively. Our anticipated project cost through 2012 to restart the mining operations, construct and refurbish processing facilities and to expand into the production of metals and alloys is $531 million, which includes a $20 million increase over our previous estimate. The increase is due to the increased scope of the project including the acceleration of the construction of the new crushing and milling facility and other design changes to allow a faster conversion to 40,000 metric tons per year than would otherwise be possible.
Mineral properties at March 31, 2011 and December 31, 2010, represent the purchase price allocated to mineral resources associated with the Mountain Pass facility and mineral property development costs.
At March 31, 2011 and December 31, 2010, property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$800	$800
Land improvements (15 years)	15,748	15,415
Buildings and improvements (4 to 27 years)	7,241	6,892
Plant and equipment (2 to 12 years)	21,338	19,560
Vehicles (7 years)	1,127	1,049
Computer software (5 years)	1,871	1,563
Furniture and fixtures (3 years)	193	170
Construction in progress	73,810	34,809
Mineral properties	23,968	23,968

Property, plant and equipment at cost	146,096	104,226
Less accumulated depreciation	(12,344)	(10,260)

Property, plant and equipment, net	$133,752	$93,966

In accordance with ASC 360, Property Plant and Equipment, long-lived assets such as property, plant, and equipment, mineral properties and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances indicating that the carrying amount of the Company’s long-lived assets as of March 31, 2011 may not be recoverable.

In connection with an update of the asset retirement obligation as of March 31, 2011, the Company recognized additional asset retirement costs of $0.6 million.
(h) Mineral Properties and Development Costs
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
(i) Intangible Asset
The Company acquired its trade name in connection with the Mountain Pass facility acquisition. Amortization is provided using the straight-line method based on an estimated useful life of 12 years. Amortization expense for the three months ended March 31, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2011 was $16,370, $16,250 and $163,734, respectively. Amortization expense is estimated to be $65,000 annually for the following five years.
(j) Accrued Expenses
Accrued expenses at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Defined contribution plan	$1,433	$1,199
Accrued tolling fees	1,580	404
Other accrued expenses	3,395	2,622

Total accrued expenses	$6,408	$4,225

(k) Asset Retirement Obligation
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

During the first quarter of 2011, the Company recognized additional asset retirement obligations of $0.6 million related to additional disturbances that occurred during the first quarter of 2011. Depreciation expense associated with the asset retirement cost was $0.3 million, $0.3 million and $2.9 million for the three months ended March 31, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2011, respectively. The following table presents the activity in our asset retirement obligation (in thousands):

Three Months
Ended
March 31, 2011
Balance at beginning of period	$12,471
Obligations settled	(165)
Accretion expense	234
Revisions in estimated cash flows	628

Balance at end of period	$13,168

The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. As of March 31, 2011, the Company had financial assurance requirements of $27.4 million which were satisfied with surety bonds placed with the California state and regional agencies.
(l) Income Taxes
Prior to the Corporate Reorganization, the taxable income and losses of Molycorp, LLC were reported on the income tax returns of its members. Molycorp, Inc. is subject to federal and state income taxes and files consolidated income tax returns. Molycorp recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or recognized. Molycorp records a valuation allowance if, based on available information, it is deemed more likely than not that its deferred income tax asset will not be realized in full. As of March 31, 2011, the Company’s net loss of $42.2 million since the Corporate Reorganization included $31.6 million in stock-based compensation expense, which is a permanent difference between its losses for financial reporting and income tax purposes. Other permanent differences include legal and due diligence fees related to the acquisitions that were completed in April 2011 as well as costs related to the registration of common stock sold by certain stockholders in a secondary offering during the first quarter of 2011. Molycorp has generated net deferred income tax assets of $21.3 million as of March 31, 2011. However, as realization of these tax assets is not assured, we have established a full valuation allowance against these assets. A significant portion of the net operating losses (“NOLs”) of $14 million will expire in the year 2030. Molycorp recorded income tax expenses of $81 thousand, as a result of federal alternative minimum tax, and California state income tax of $118 thousand, as a result of the use of NOLs being temporally disallowed in California.
(m) Stockholders’ Equity
As of March 31, 2011 and December 31, 2011, the Company had 82,300,610 and 82,291,200 shares of common stock outstanding, respectively.
On February 16, 2011, Molycorp completed a public offering of its 5.50% Series A Mandatory Convertible Preferred Stock, $0.001 par value per share. In connection with this offering, the Company issued 1,800,000 shares of Series A Mandatory Convertible Preferred Stock for $100.00 per share. In addition, Molycorp granted the underwriters an option to purchase up to 270,000 additional shares of Series A Mandatory Convertible Preferred Stock to cover over-allotments. The underwriters exercised their option to purchase the additional shares of Series A Mandatory Convertible Preferred Stock on March 16, 2011. Each share of the Series A Mandatory Convertible Preferred Stock will automatically convert on March 1, 2014 into between 1.6667 and 2.0000 shares of Molycorp’s common stock, subject to anti-dilution adjustments. At any time prior to March 1, 2014, holders may elect to convert each share of the Series A Mandatory Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 1.6667 shares of common stock per share of Series A Mandatory Convertible Preferred Stock, subject to anti-dilution adjustments. Dividends on the Series A Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors or an authorized committee of such Board, at an annual rate of 5.50% on the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash, common stock or any combination of cash and common stock, subject to certain limitations, on March 1, June 1, September 1 and December 1 of each year, starting on June 1, 2011 and to, and including, March 1, 2014. The Series A Mandatory Convertible Preferred Stock is not redeemable.
Paid-in capital in the consolidated balance sheets represents amounts paid by stockholders or interests earned under certain stock compensation agreements. For the three months ended March 31, 2011, Molycorp received net proceeds from the Series A Mandatory Convertible Preferred Stock offering totaling $199.6 million after underwriter discounts and commissions and offering expenses paid by Molycorp, Inc.

(n) Earnings (loss) per Share
Basic loss per share is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2011, the cumulative undeclared dividend on the Series A Mandatory Convertible Preferred Stock was added to the net loss in the period for the purpose of computing the basic loss per share.

Three Months
Ended
(In thousands, except share and per share amounts)	March 31, 2011

Net loss	$(909)
Cumulative undeclared dividends on preferred stock	(1,245)

Loss attributed to common stockholders — basic	(2,154)
Weighted average common shares outstanding	82,253,700

Basic loss per share	$(0.03)

Diluted loss per share reflects the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if converted method,” as applicable, are used for the assumed proceeds upon the exercise of common stock equivalents at the average selling prices of the shares during the period. All potential common stock as of March 31, 2011 and December 31, 2010 were antidilutive in nature; consequently, the Company does not have any adjustments between earnings per share and diluted earnings per share.
(o) Comprehensive Income (Loss)
The Company does not have any items entering into the determination of comprehensive income (loss) other than net loss for the three-month ended March 31, 2011 and 2010.
(5) Commitments and Contingencies
(a) Future Operating Lease Commitments
The Company has certain operating leases for office space and certain equipment. Remaining annual minimum payments under these leases at March 31, 2011 were $0.3 million in 2011, $0.2 million in 2012, $0.2 million in 2013, $0.2 million in 2014, $0.2 million in 2015 and $0.2 million thereafter, totaling $1.3 million.
(b) Labor Contract
Certain Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America which expires on March 15, 2012. At March 31, 2011, 81 employees, or approximately 40% of the Company’s workforce, were covered by this collective bargaining agreement.
(c) Reclamation Surety Bonds
At March 31, 2011, Molycorp had placed $27.4 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.
(d) Licenses and Permits
The Company is subject to numerous and detailed federal, state and local environmental laws, regulations and permits including health and safety, environmental, and air quality. The Company is subject to strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with the current permits, and the Company may be subject to additional conditions, requirements and obligations associated with its permits and future operations. Certain conditions could be imposed in order to maintain the required permits including requirements to conduct additional environmental studies and collect and present data to government authorities pertaining to the potential impact of current and future operations upon the environment. Accordingly, the required permits may not be maintained or renewed in a timely fashion if at all, or may be renewed upon conditions that restrict the Company’s ability to conduct its operations economically. Any failure, significant delay or significant change in conditions that is required to maintain or renew permits, could have a material adverse effect on the Company’s business, results of operations and financial condition.

(6) Stock-Based Compensation
Molycorp accounts for stock-based compensation based upon the fair value of the awards at the time of grant. The expense associated with such awards is recognized over the service period associated with the issuance. There are no performance conditions associated with these awards.
Effective November 1, 2009, Molycorp LLC issued 5,880,000 incentive shares to certain employees and independent directors of the Company. At the time of issuance, due to Molycorp Minerals, LLC’s option to repurchase vested shares of terminated participants at a price other than fair value, these incentive shares were classified as liabilities and were valued at zero using the intrinsic value method. On April 15, 2010, all holders of incentive shares contributed their incentive shares to Molycorp, Inc. in exchange for an aggregate of 3,012,420 shares of Class B common stock of Molycorp, Inc., 1,004,140 shares of which vested immediately with an additional 1,004,140 shares vesting on September 30, 2010 and the remaining 1,004,140 shares vesting on September 30, 2011. The shares of Class B common stock were non-transferable and the Company had the right to repurchase vested shares upon the termination of employment for any reason.
The shares of Class B common stock automatically converted into shares of common stock, based on a conversion factor, immediately prior to completion of the IPO. On August 3, 2010, Molycorp completed an IPO of common stock at an offering price of $14.00 per share. At that time, the shares of Class B common stock were converted into an aggregate of 2,232,740 shares of common stock, 744,247 of which remained vested with the remaining 1,488,493 vesting over a period of six months following the IPO. Stock-based compensation associated with these shares was $2.6 million for the three months ended March 31, 2011 and $28.7 million for the year ended December 31, 2010.
On November 4, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of 37,500 shares of restricted stock with a three-year cliff vesting period to certain executive officers and a director of the Company. The $1.4 million fair value of the awards was determined using the stock price on the date of grant and is recognized straight-line over the three-year vesting period. The stock-based compensation associated with these awards was $0.1 million for the three months ended March 31, 2011.
On January 13, 2011, the Company granted 9,557 shares of restricted stock and 32,637 restricted stock units with a three-year cliff vesting period to certain employees and executive officers of the Company. The total $1.9 million fair value of the restricted stock and restricted stock units was determined using the Company’s stock price on the date of grant and is recognized straight-line over the three-year vesting period. On the same day, the Company granted 52,819 stock options that vest in equal installments annually over a three-year period to certain employees and executive officers of the Company. The $1.4 million fair value of the stock options was determined using the Black Scholes option valuation model and the Company’s stock price on the date of grant and is recognized straight-line over the three year vesting period. The total stock-based compensation associated with the awards granted on January 13, 2011 was $0.2 million for the three months ended March 31, 2011. Approximately $35,000 of the stock-based compensation associated with these equity awards was allocated to cost of goods sold for the three months ended March 31, 2011.
(7) Concentrations
(a) Limited Number of Products
The Company’s current operations are primarily limited to the production and sale of REOs from stockpiled concentrates and purchasing and reselling REOs from other producers. The Company does not have and will not have the capability to significantly alter its product mix prior to completing the modernization and expansion of the Mountain Pass facility and the restart of mining operations. Sales for the Company’s most significant products for the three months ended March 31, 2011 and 2010, in (thousands), were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Lanthanum products	$11,466	$2,751
Ceric Hydrate	$7,868	—
Didymium products	$4,693	$105
Cerium products	$1,185	$14
Other	$1,049	$148

(b) Limited Number of Customers
There is a limited market for the lanthanum products currently produced by the Company from stockpiled concentrate. Sales to the Company’s largest customers, for the three months ended March 31, 2011 and 2010, in (thousands), were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Mitsubishi Unimetals USA	$7,767	—
W.R. Grace & Co. — Conn.	$6,196	$2,308
Hitachi Metals, Ltd.	$5,785	—
Toyota Tsusho Corporation	$2,600	—
Treibacher Industrie AG	$1,184	—
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
In June 2010, the Company entered into an inventory financing arrangement with Traxys North America LLC (“Traxys”), the parent of one of its stockholders, TNA Moly Group, LLC, under which it borrowed approximately $5.0 million, secured by certain product inventories. Borrowings under this arrangement required an initial interest rate of 6% based on three-month LIBOR plus a margin, which is subject to adjustment every three months. No adjustments have been made to the interest rate since the agreement was signed. At March 31, 2011 and December 31, 2010 interest payable associated with the arrangement totaled $71,200 and $9,000, respectively. Principal and interest under this arrangement are payable from revenue generated from sales of the product inventories. During the third quarter of 2010, both parties agreed that 50% of all didymium oxide sales will be subject to this arrangement. The Company made principal payments of $0.9 million for the three months ended March 31, 2011. The outstanding amounts payable to Traxys under this arrangement were $2.9 million reported on the Condensed Consolidated Balance Sheet as Short-term borrowing — related party and $0.6 million in Trade accounts payable related to the sales made, but not remitted to Traxys and affiliates as of March 31, 2011.
The Company and Traxys and affiliates jointly market and sell certain lanthanum oxide, cerium oxide and erbium oxide products. Per the terms of this arrangement, the Company and Traxys split gross margin equally once all costs associated with the sale are recovered by both parties. As a result of this arrangement ending March 31, 2011, we have recorded a related party receivable from Traxys and affiliates of $116,000. The Company recorded an expense of $176,000 during the first quarter of 2011 and had an outstanding related payable to Traxys and affiliates in the amount of $297,000 as of March, 31, 2011. Revenues and expenses related to these settlements are presented on a net basis in Other Income on the Statement of Operations. In addition, for the three months ended March 31, 2011, the Company made purchases of lanthanum oxide from Traxys and affiliates in the amount of $4.3 million. The related-party payable associated with product purchases was $0.3 million as of March 31, 2011.

(9) Subsequent Events
(a) Acquisitions
On April 1, 2011, Molycorp completed the acquisition of a 90.023% controlling stake in AS Silmet, one of only two rare earth processing facilities in Europe, in a transaction valued at approximately $89 million. Molycorp acquired 80% of the outstanding shares of AS Silmet (now Molycorp Silmet AS) from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock. AG Silmet Grupp will retain a 9.977% ownership interest in Molycorp Silmet AS. Molycorp acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash. The Silmet acquisition provides Molycorp with a European base of operations and doubles the Company’s current rare earth production capacity from approximately 3,000 mt per year of REO equivalent to approximately 6,000 mt. AS Silmet will begin sourcing rare earth feed stocks for production of its products from Molycorp’s Mountain Pass, California rare earth mine and processing facility. The facility’s main focus will be on the production of rare earth oxides and metals, including didymium metal, a critical component in the manufacture of neodymium-iron-boron permanent rare earth magnets. AS Silmet’s manufacturing operation is located in Sillamäe, Estonia. The company currently sells products to customers in Europe, North and South America, Asia, Russia, and other former Soviet Union countries.
On April 15, 2011, Molycorp completed the acquisition from Santoku Corporation (“Santoku”) of all the issued and outstanding shares of capital stock of Santoku America, Inc., an Arizona-based corporation, in an all-cash transaction for $17.5 million. The acquisition provides Molycorp with access to certain intellectual properties relative to the development, processing and manufacturing of Neodymium and Samarium magnet alloy products. As part of the stock purchase agreement, Santoku will provide consulting services to Molycorp for the purpose of maintaining and enhancing the quality of Molycorp’s products. On the same date, Molycorp entered into a non-exclusive marketing and distribution agreement with Santoku for the sale and distribution of neodymium and samarium magnet alloy products.
The allocation of the purchase price for both acquisitions will be completed later in 2011.
(b) Declared Dividend
On May 4, 2011, the Company declared a cash dividend of $1.604 per share on the Series A Mandatory Convertible Preferred Stock. The dividend will be paid on June 1, 2011 for holders of record at the close of business on May 15, 2011. The Company elected to pay the $3.3 million dividend in cash given its current cash balance and its anticipated revenue and earnings.

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
Overview
Presentation
Molycorp Minerals, LLC, a Delaware limited liability company formed on June 12, 2008, acquired the Mountain Pass, California rare earth deposits and associated assets, or the Mountain Pass facility, from Chevron Mining Inc., a subsidiary of Chevron Corporation, on September 30, 2008. Molycorp, Inc. was formed on March 4, 2010, and through a corporate reorganization on April 15, 2010, Molycorp Minerals, LLC became an indirect wholly owned subsidiary of Molycorp, Inc.
On August 3, 2010, Molycorp, Inc. completed its initial public offering of common stock through the issuance of 29,128,700 shares of common stock at $14.00 per share. Total net proceeds of the offering were $378.6 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc.
In the first quarter of 2011, Molycorp completed a public offering of its 5.50% Series A Mandatory Convertible Preferred Stock, $0.001 par value per share. In connection with this offering, the Company issued 2,070,000 shares of Series A Mandatory Convertible Preferred Stock for $100.00 per share. Total net proceeds of the offering were $199.6 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Each share of the Series A Mandatory Convertible Preferred Stock will automatically convert on March 1, 2014 into between 1.6667 and 2.0000 shares of Molycorp’s common stock, subject to anti-dilution adjustments. At any time prior to March 1, 2014, holders may elect to convert each share of the Series A Mandatory Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 1.6667 shares of common stock per share of Series A Mandatory Convertible Preferred Stock, subject to anti-dilution adjustments. The Series A Mandatory Convertible Preferred Stock is not redeemable.
On April 1, 2011, Molycorp completed the acquisition of a 90.023% controlling stake in AS Silmet, one of only two rare earth processing facilities in Europe, in a transaction valued at approximately $89 million. Molycorp acquired 80% of the outstanding shares of AS Silmet (now Molycorp Silmet AS) from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock. AG Silmet Grupp will retain a 9.977% ownership interest in Molycorp Silmet AS. Molycorp acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash. The Silmet acquisition provides Molycorp with a European base of operations and doubles the Company’s current rare earth production capacity from approximately 3,000 mt per year of REO equivalent to approximately 6,000 mt. AS Silmet will begin sourcing rare earth feed stocks for production of its products from Molycorp’s Mountain Pass, California rare earth mine and processing facility. The facility’s main focus will be on the production of rare earth oxides and metals, including didymium metal, a critical component in the manufacture of neodymium-iron-boron permanent rare earth magnets. AS Silmet’s manufacturing operation is located in Sillamäe, Estonia. The company currently sells products to customers in Europe, North and South America, Asia, Russia, and other former Soviet Union countries.

On April 15, 2011, Molycorp completed the acquisition from Santoku Corporation (“Santoku”) of all the issued and outstanding shares of capital stock of Santoku America, Inc. (“SAI” and now known as Molycorp Metals and Alloys (“MMA”)), an Arizona-based corporation, in an all-cash transaction for $17.5 million. The acquisition provides Molycorp with access to certain intellectual properties relative to the development, processing and manufacturing of Neodymium and Samarium magnet alloy products. As part of the stock purchase agreement, Santoku will provide consulting services to Molycorp for the purpose of maintaining and enhancing the quality of Molycorp’s products. On the same date, Molycorp entered into a non-exclusive marketing and distribution agreement with Santoku for the sale and distribution of neodymium and samarium magnet alloy products.
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
We have made significant investments, and expect to continue to invest, in developing technologically advanced and proprietary applications for individual REEs. Under our “mine-to-magnets” strategy, we plan to integrate the rare earths supply chain: mining; oxide processing; production of metals and alloys; and production of rare earth-based magnets. We are in the process of modernizing and expanding our production capabilities at our Mountain Pass, California facility, and our recent acquisitions of Molycorp Silmet AS and MMA. provide us with additional capacity for the production of rare earth oxides as well as the ability to produce rare earth metals and alloys.
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
We currently produce rare earth metals outside of the United States through a third-party tolling arrangement. Additionally, through our acquisitions of Molycorp Silmet AS and MMA in April 2011, we added facilities and equipment for metal conversion and alloy production within the Molycorp organization. We intend to transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to Molycorp Silmet AS and MMA to produce rare earth metals and alloys.

In December 2010, we entered into a non-binding letter of intent with Hitachi to form joint ventures for the production of rare earth alloys and magnets in the United States and to acquire a license for certain technology related to the production of rare earth metals, alloys and magnets. We have completed a joint feasibility study with Hitachi and we are currently negotiating the joint venture agreements. Additionally, we have entered into a non-binding letter of intent with Neo Material that, among other things, contemplates a technology transfer agreement pursuant to which Neo Material may provide us with technical assistance and know-how with respect to the production of rare earth metals, alloys and magnets.
Our proposed joint ventures with Hitachi would provide us with additional access to the technology, people and facilities to convert our rare earth materials into rare earth alloys and high-performance permanent rare earth magnets required for production of hybrid and electric vehicles, wind power turbines, high-tech applications and numerous advanced defense systems on which the U.S. economy and national security depend. The consummation of such joint ventures, in conjunction with our current modernization plans, our recent acquisitions of Molycorp Silmet AS and MMA and the potential technology transfer agreement with Neo Material, is expected to provide us with the capability to mine, process, separate and alloy individual REEs and manufacture them into neodymium iron boron, or NdFeB, magnets. This downstream integration would make us the only fully integrated producer of NdFeB magnets outside of China, helping to secure a rare earth supply chain for the Rest of World.
We anticipate the cost to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal and alloy production in connection with our initial modernization and expansion plan to be approximately $531 million through 2012. Additionally, we estimate, based on consultation with our project manager, that we will incur approximately $250 million of capital costs through 2013 in connection with the second-phase capacity expansion plan. Our estimated capital expenditures of $781 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $20 million to $25 million per year. We expects to finance our remaining capital expenditures under the initial modernization and expansion and the second phase expansion plans as well as our working capital requirements, with our available cash balances of $492.5 million as of March 31, 2011, anticipated revenue from operations and traditional debt financing, project financing, and/or government programs, including the DOE loan guarantee program. We submitted a Part I application on June 2010 for up to $280 million. On July 21, 2010, the DOE deemed the Company’s application eligible for submission of a part II application, which was submitted on December 31, 2010. The DOE is currently conducting a due diligence review and has provided us with a preliminary term sheet. On December 10, 2010, we entered into a memorandum of understanding with Sumitomo Corporation (“Sumitomo”), pursuant to which Sumitomo agreed to, among other things, purchase $100 million of the Company’s common stock and arrange for $30 million of debt financing. Sumitomo is currently conducting a due diligence review and the consummation of these transactions with Sumitomo is subject to the satisfaction of numerous conditions and finalization of definitive agreements.
Our Products and Markets
Since our acquisition of the Mountain Pass facility, we have been producing and selling small quantities of certain rare earth products from our pilot processes using stockpiled feedstocks. The purpose of this effort has been to significantly improve our solvent extraction technology and to develop other key technologies that will be utilized in the new process. In the first quarter of 2010, we completed our initial pilot processing of stockpiled lanthanum rich feedstock to produce didymium oxide (a combination of neodymium and praseodymium) and a higher purity lanthanum concentrate than we previously produced. Lanthanum products processed from the stockpiled material, which we sell to customers in the fluid catalytic cracking industry, has been our largest source of revenue to date.
We commenced a second pilot processing campaign in the second quarter of 2010 in an effort to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this effort, we are producing cerium and lanthanum products, as well as didymium oxide from bastnasite concentrate stockpiles. In July 2010, we began selling our didymium oxide primarily to customers in the magnet industry. During the third quarter of 2010, we began selling our cerium products to customers in the automobile emissions catalyst production industry and we completed our initial sale of XSORBX ® to the water treatment industry. Additionally, in the fourth quarter of 2010, we commenced production of didymium metal from our oxide through a third-party processor and began selling this product primarily to customers in the magnet industry during the first quarter of 2011. Also, in the first quarter of 2011, in anticipation of our acquisition, AS Silmet commenced contract tolling for us of mixed rare earth carbonates into lanthanum oxide, cerium carbonate, neodymium and praseodymium, which we began selling in 2011. With these products, we have begun expanding and diversifying our product mix and our customer base. As a result of these events, our product mix has been diversified and we are realizing revenues from increasing sales volumes and higher REO pricing.

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
As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. According to Metal-Pages, from October 2009 through March 2011, prices for rare earths have risen by approximately 1,500% on average. Furthermore, over the same period, prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and praseodymium oxide) have risen by more than 2,000% on average.

	Prices ($/Kg)
Rare Earth Oxides	October 1, 2009	March 31, 2011	Change
Lanthanum	4.65	121	2,502%
Cerium	3.75	121	3,127%
Praseodymium	14	196	1,300%
Neodymium	14.25	201	1,311%
Samarium	4.5	106.5	2,267%
Europium	480	940	96%
Gadolinium	5.25	147	2,700%
Terbium	350	990	183%
Dysprosium	107.5	640	495%
Yttrium	10.25	143	1,295%
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
We plan to utilize the assets we acquired from Chevron Mining Inc. as a foundation to build an integrated rare earth products and technology company, which requires considerable additional capital investment. We believe the application of improved technologies, along with the capital investment, will allow us to create a sustainable business by cost effectively producing high purity rare earth products. Between now and the start-up of the new processing facility, we anticipate further diversifying our product line through the production of samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles. Upon completion of the modernization and expansion of the Mountain Pass facility, we expect to produce lanthanum, cerium, praseodymium, neodymium, samarium, europium, gadolinium, terbium, dysprosium and yttrium in various chemical compounds and/or metal forms, including alloys. In addition to the modernization and expansion of the Mountain Pass facility and our acquisition of Molycorp Silmet AS and MMA, we expect to significantly broaden our operations through the addition of a number of downstream activities and products, including rare earth metal production and NdFeB and samarium cobalt alloys. We intend to use some of the NdFeB alloy and dysprosium metal product in a magnet production facility, which we anticipate developing through a joint venture arrangement. Accordingly, upon full implementation of our “mine-to-magnets” strategy, we expect our new products to have significantly more applications and a broader market base than our current products.
Revenues
In the second quarter of 2010, we commenced a second pilot processing campaign to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve our recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this second pilot processing campaign, we are producing cerium and lanthanum products as well as didymium oxide from bastnasite concentrate stockpiles. In the fourth quarter of 2010, we commenced production of didymium metal from our oxide through a third-party processor. In the first quarter of 2011, AS Silmet commenced tolling for us of mixed rare earth carbonates into lanthanum oxide, cerium carbonate, neodymium and praseodymium. The addition of these new products has significantly increased the diversity of our product mix. The following is a summary of the percentage of revenue by significant product line for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31
	2011	2010
Lanthanum products	44%	91%
Ceric Hydrate	30%	0%
Didymium products	18%	3%
Other cerium products	5%	1%
Our prices and product mix are determined by a combination of global and regional supply and demand factors. Our revenue increased significantly for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to the combination of a general increase in the market prices of REOs, and higher sales volumes of ceric hydrate and didymium products, which have significantly higher values than the lanthanum products that comprised substantially all of our sales in 2010. Sales for the three months ended March 31, 2011 included 696 metric tons of REOs, including purchased REOs, at an average price of $37.73 per kilogram compared to sales of 423 metric tons of REO at an average price of $7.13 per kilogram for the three months ended March 31, 2010. The quantities we sell are determined by the production capabilities of the Mountain Pass facility and by demand for our product, which is also influenced by the level of purity and consistency we are able to achieve. Our revenue also includes sales of finished products acquired as part of our acquisition of the Mountain Pass facility.
Pursuant to a contract with one of our largest customers, we are supplying a significant amount of our REOs, through mid-2012 at market-based prices subject to a ceiling based on market prices at June 1, 2010, and a floor. Under a second contract, we will supply the same customer with approximately 75% of our phase one lanthanum product production per year at market-based prices subject to a floor for a three-year period commencing upon the achievement of expected annual production rates under our initial modernization and expansion plan, which may be extended at the customer’s option for an additional three-year period. Upon execution of definitive agreements pursuant to our memorandum of understanding with Sumitomo, we also expect to provide Sumitomo with approximately 1,500 mt per year (and following completion of our initial modernization and expansion plan, approximately 1,750 mt per year) of cerium and lanthanum-based products and 250 mt per year of didymium oxide for a period ending five years after the completion of our initial modernization and expansion of the Mountain Pass facility, at market-based prices subject to a floor. Although prices for REOs have generally increased since October 2009, this increase followed a period of generally lower prices corresponding with the global financial crisis beginning in 2008. Many factors influence the market prices for REOs and, in the absence of established pricing in customer contracts, our sales revenue will fluctuate based upon changes in the prevailing prices for REOs. We use various industry sources, including certain publications, in evaluating prevailing market prices and establishing prices for our products because there are no published indices for rare earth products, including alloys or magnets.
Cost of Goods Sold
Our cost of goods sold reflects the cost allocated to our inventory acquired as part of our acquisition of the Mountain Pass facility and, with respect to our recent sales of lanthanum and cerium products and didymium oxide, the subsequent processing costs incurred to produce the product. Because many of our costs are fixed costs as opposed to variable costs, as our production increases or decreases, our average cost per metric ton decreases or increases, respectively. Primary production costs include direct labor and benefits, maintenance, natural gas, electricity, operating supplies, chemicals, depreciation and amortization and other plant overhead expenses.
Currently, our most significant variable costs are chemicals and electricity. In the future, we intend to produce more of our chemicals at a plant on-site, which will reduce our variable chemical costs. We also intend to build a co-generation facility to provide power. Following such steps, natural gas will substantially replace third-party electricity costs and become one of our most significant variable costs.
We expect our labor and benefit costs to increase through 2013 due to the addition of personnel and consultants required to increase production to a rate of approximately 19,050 mt of REO per year by the end of 2012 in connection with our initial modernization and expansion plan and up to approximately 40,000 mt of REO per year by the end of 2013 in connection with our capacity expansion plan. In addition to volume fluctuations, our variable costs, such as electricity, operating supplies and chemicals, are influenced by general economic conditions that are beyond our control. Other events outside our control, such as power outages, have in the past interrupted our operations and increased our total production costs, and we may experience similar events in the future.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of: personnel and related costs; legal, accounting and other professional fees; occupancy costs; and information technology costs. We continue to experience increased selling, general and administrative expenses as we expand our business and operate as a publicly traded company. These expenses include increasing our staffing as we construct our new facilities and pursue other business development activities to execute our “mine-to-magnets” business plan. We have also experienced additional legal, compliance and corporate governance expenses, as well as additional accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees and increased premiums for certain insurance policies, among others. We have also incurred significant professional fees and other costs in connection with the business acquisitions that we completed in April 2011.
Income Taxes
Prior to our corporate reorganization, we operated entirely within limited liability companies, which were not directly liable for the payment of federal or state income taxes and our taxable income or loss was included in the state and federal tax returns of Molycorp, LLC’s members. Molycorp, Inc. is subject to U.S. federal and state income taxes. For the three months ended March 31, 2011, we incurred $ 0.2 million in income tax expenses and have placed a 100% reserve on our deferred tax assets.
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

We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we have acquired enough air emission offset credits for both our initial modernization and expansion plan and our second phase capacity expansion plan. In addition, in the quarter ended March 31, 2011 and 2010, we incurred operating expenses of approximately $1.0 million and $1.3 million, respectively, associated with environmental compliance requirements. The costs expected to be incurred as part of our on-going remediation, which is expected to continue throughout the Mountain Pass facility’s operating, closure and post-closure periods, are included as part of our asset retirement obligations. See “— Critical Accounting Policies and Estimates — Reclamation.”
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
Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for costs relating to environmental contamination at our facility or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of March 31, 2011, we had placed a total of $27.4 million of surety bonds with California state and regional agencies. These bonds are collateralized by $18.2 million in cash, which we have placed in an escrow account. These bonds require annual payment and renewal. The EPA has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.
Results of Operations
Three Months Ended March 31, 2011 and 2010 (In thousands)

	Three Months Ended
	March 31
	2011	2010	Change
Sales	$26,261	$3,018	$23,243
Cost of goods sold	(15,388)	(5,950)	(9,438)
Selling, general and administrative expenses	(8,339)	(4,480)	(3,859)
Stock-based compensation	(2,899)	—	(2,899)
Depreciation and amortization expense	(83)	(95)	12
Accretion expense	(234)	(263)	29

Operating loss	(682)	(7,770)	7,088
Other income (expense)
Other (expense) income	(168)	21	(189)
Interest income	140	—	140

Loss before income taxes	(710)	(7,749)	7,039
Provision for income taxes	(199)	—	(199)

Net loss	$(909)	$(7,749)	$6,840

Revenues
For the three months ended March 31, 2011 and 2010, our sales were $26.3 million and $3.0 million, respectively. This significant increase in revenue is due to the combination of a general increase in the price of REO products, as well as our diversification into new products, such as ceric hydrate and higher sales volumes of cerium and didymium products, which have much higher sale prices per kilogram than the lanthanum products that comprised substantially all our sales in 2010. The following is a summary of the revenue percentages by significant product for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31
	2011	2010
Lanthanum products	44%	91%
Ceric Hydrate	30%	0%
Didymium products	18%	3%
Other cerium products	5%	1%
Lanthanum sales for the three months ended March 31, 2011 consisted primarily of lanthanum oxide, which has a relatively higher sales price per kilogram compared to sales for the three months ended March 31, 2010, which consisted primarily of lanthanum concentrate that has a relatively lower sales price per kilogram. Both ceric hydrate and didymium products, which have a relatively higher sales price per kilogram as compared to our other products, accounted for 30% and 18%, respectively, of our total revenue for the three months ended March 31, 2011 as compared to zero and 3% for the three months ended March 31, 2010, respectively. With the commencement of our second pilot processing campaign, the production of lanthanum concentrate has been replaced by lanthanum chlorohydrate, which is a more marketable product. In total, for the three months ended March 31, 2011, we sold 696 metric tons of REO products at an average sales price of $37.73 per kilogram compared to sales of 423 metric tons of REO products at an average sales price of $7.13 per kilogram for the three months ended March 31, 2010. We anticipate cerium products, including XSORBX®, lanthanum products and didymium products to make up a significant percentage of our total revenue until we complete the modernization and expansion of the Mountain Pass facility.
Cost of Goods Sold
Our cost of goods sold was $15.4 million and $6.0 million for the three months ended March 31, 2011 and 2010, respectively. The higher costs for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, were due to higher sales and higher production costs. Lower of cost or market inventory write-downs were $0.6 million for the three months ended March 31, 2011 and 2010, respectively.
Total production costs charged to inventory were $7.9 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively. Inventory purchases were $6.0 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. The primary products we purchased during those periods were lanthanum oxide, cerium oxide, didymium metal and praseodymium oxide.
The following is a summary of the production and purchased quantities in metric tons by significant product for the three months ended March 31, 2011 and the corresponding production and purchased quantities for the three months ended March 31, 2010 (in metric tons).

	Three Months
	Ended
	March 31
	2011	2010

Lanthanum products	415	239
Ceric Hydrate	170	—
Didymium products	122	69
Other cerium products	23	—

Production costs charged to inventory were higher during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to increased production levels. We expect to attain increased production levels throughout 2011.
Chemical costs allocated to production were $2.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. Chemical costs in the first quarter of 2011 were higher compared to the same period in 2010 due to higher production levels, despite improved processing techniques that reduced chemical usage, and an increase in prices for chemicals.
Labor costs, including related employee benefits, allocated to production were $2.7 million and $1.9 million the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 we had a total of 165 employees compared to 114 employees at March 31, 2010, which led to higher wage and employee related benefit expenses. During the first quarter of 2011, we also experienced increase in labor costs as compared to the first quarter of 2010, due to the annual wage increase required under our union contract in March 2011.
Maintenance costs, including maintenance labor and supplies, were $0.7 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. Utility charges, which primarily include electricity, were $0.8 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.
Other costs allocated to production, including depreciation, were $4.7 million and $2.4 million for three months ended March 31, 2011 and 2010, respectively. These costs were higher in the first quarter of 2011 due to the significant increase in depreciation expense from the placement of assets into service of over $7.0 million related to the second pilot processing campaign during the second quarter of 2010. These assets are being depreciated over a 32-month period as they will be decommissioned with the full restart of the mine at the end of 2012.
In March 2010, we also began blending our existing didymium oxide inventory, which, prior to blending, contained varying percentages of neodymium and praseodymium, to create a more consistent content which better meets customer specifications. As of March 31, 2011, approximately 500 metric tons were blended. Blended inventory is reclassified from work in process to finished goods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (excluding share-based compensation) were $8.3 million and $4.5 million for the quarters ended March 31, 2011 and 2010, respectively. Beginning in the first quarter of 2010, we experienced a significant increase in professional fees primarily due to increasing our staffing as we prepared to start construction of our new facilities in January 2011 and other business development activities to execute our “mine-to-magnets” business plan. We have also experienced increased spending for accounting, information technology consulting and engineering services.
In addition, we recognized $2.9 million and $0 in stock-based compensation in the three months ended March 31, 2011 and 2010, respectively.
Net Losses
Since our inception and our acquisition of the Mountain Pass facility, we have incurred significant net losses. Our net losses for the three months ended March 31, 2011 and 2010 were $0.9 million and $7.7 million, respectively.
Capital Expenditures
Our capital expenditures, on an accrual basis, totaled $41.3 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively. Most of the capitalized costs incurred during the three months ended March 31, 2010 are related to our second pilot processing campaign, which commenced in April 2010, and most of the capitalized costs for the three months ended March 31, 2011 relate to our modernization and expansion project at the Mountain Pass facility.
Outlook for the Remainder of 2011
For the next three quarters of 2011, we anticipate China-based producers and suppliers will continue to limit the quantity of REOs available outside of China, supporting strong pricing for REOs. We believe this trend will create opportunities for us to increase sales volumes and improve pricing terms for our products. While we expect the recent earthquake/tsunami in Japan and its aftermath may have a short-term negative impact on market demand in the second and third quarters, we expect full recovery of demand by the fourth quarter. While the REO products we are currently able to produce remain limited by the capability of our existing production facilities, we anticipate further expanding our products and markets throughout the remainder of the year, including market penetration of our XSORBX® technology into the water treatment industry. We also anticipate supplying Molycorp Silmet AS and MMA with rare earth concentrates and REOs from our Mountain Pass facility to utilize their production capabilities and maximize value from these acquisitions. We believe that our revenue for the next nine months will be sufficient to fund our operating activities for the remainder of the year, which includes corporate selling, general and administrative expense.

Capital Investments
We are incurring significant capital expenditures under our plan to modernize and expand our Mountain Pass facility, as well as consistent expenditures to replace assets necessary to sustain safe and reliable production. Most of the facilities and equipment acquired in connection with the acquisition of the Mountain Pass facility are at least 20 years old. We are executing an accelerated modernization plan that includes the refurbishment of the Mountain Pass mine and related processing facilities through 2012 in order to increase REO production. We expect to incur approximately $531 million in property, plant and equipment additions in connection with our initial modernization and expansion plan prior to December 31, 2012, and up to an additional $250 million in property, plant and equipment to build additional production capacity in connection with our capacity expansion plan, prior to December 31, 2013.
All of the amounts for future capital spending described above are initial estimates that are subject to change as the projects are further developed. Total capital spending in 2011 is expected to be approximately $295 million.
Liquidity and Capital Resources
Under our current business plan, we intend to spend approximately $531 million through the end of 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal, alloy and magnet production in connection with our initial modernization and expansion plan. In addition, we expect to spend approximately $250 million in capital costs to expand production capacity through the end of 2013.
We expects to finance our remaining capital expenditures under the initial modernization and expansion and the second phase expansion plans as well as our working capital requirements, with our available cash balances of $492.5 million as of March 31, 2011, anticipated revenue from operations and traditional debt financing, project financing, and/or government programs, including the DOE loan guarantee program. We submitted a Part I application on June 2010 for up to $280 million. On July 21, 2010, the DOE deemed the Company’s application eligible for submission of a part II application, which was submitted on December 31, 2010. The DOE is currently conducting a due diligence review and has provided us with a preliminary term sheet. On December 10, 2010, we entered into a memorandum of understanding with Sumitomo Sumitomo pursuant to which Sumitomo agreed to, among other things, purchase $100 million of the Company’s common stock and arrange for $30 million of debt financing. Sumitomo is currently conducting a due diligence review and the consummation of these transactions with Sumitomo is subject to the satisfaction of numerous conditions and finalization of definitive agreements.
Our estimated capital expenditures of $781 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $20 million to $25 million per year. We currently expect that the cash acquired as part of our purchase of the controlling stake in AS Silmet on April 1, 2011 and of all the issued and outstanding shares of capital stock of SAI on April 15, 2011, will be retained within those companies to fund their respective working capital needs.
Contractual Obligations
During the three months ended March 31, 2011, there were no material changes to the contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except that we made payments for certain purchase obligations of $27 million, and entered into additional purchase obligations for materials and services from vendors, net of payments and accrued liabilities, of approximately $61 million. All of these obligations primarily will be paid by the first quarter of 2012.
Off-Balance Sheet Arrangements
As of March 31, 2011, our only off-balance sheet arrangements are the operating leases reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

GLOSSARY OF SELECTED MINING TERMS
The following is a glossary of selected mining terms used in this quarterly report that may be technical in nature:

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Bastnasite	Bastnasite is a mixed Lanthanide fluoro-carbonate mineral (Ln F CO3) that currently provides the bulk of the world’s supply of the light REEs. Bastnasite and monazite are the two most common sources of cerium and other REEs. Bastnasite is found in carbonatites, igneous carbonate rocks that melt at unusually low temperatures.

Cerium	Cerium (Ce) is a soft, silvery, ductile metal which easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite. Cerium has two relatively stable oxidation states, enabling both the storage of oxygen and its widespread use in catalytic converters. Cerium is also widely used in glass polish.

Concentrate	A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste) minerals from the desired metal and/or metal minerals, and discarding the waste minerals. The resulting “concentrate” of minerals typically has an order of magnitude higher content of minerals than the beginning ore material.

Cut-off grade	The lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters:
estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, refining costs, royalty expenses, by-product credits, process and refining recovery rates and price.

Didymium	Didymium is a combination of neodymium and praseodymium, approximately 75% neodymium and approximately 25% praseodymium.

Dysprosium	Dysprosium (Dy) is used in high power neodymium iron boron magnets to enhance thermal stability.

Europium	Europium (Eu) is desirable due to its photon emission. Excitation of the europium atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission. Almost all practical uses of europium utilize this luminescent behavior.

Gadolinium	Gadolinium (Gd) absorbs neutrons and therefore is used for shielding in neutron radiography and in nuclear reactors. Because of its paramagnetic properties, solutions of organic gadolinium complexes and gadolinium compounds are the most popular intravenous medical magnetic resonance imaging contrast agents in MRI.

Grade	The average REE content, as determined by assay of a metric ton of ore.

Lanthanum	Lanthanum (La) is the first member of the Lanthanide series. Lanthanum is a strategically important rare earth element due to its use in fluid bed cracking catalysts, FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells and batteries.

Mill	A processing plant that produces a concentrate of the valuable minerals contained in an ore.

Mineralization	The extent and form of metal atom deposition as found in rocks or ore or the process by which the metals came to be deposited there.

Monazite	Monazite is a reddish-brown phosphate mineral. Monazite minerals are typically accompanied by concentrations of uranium and thorium. This has historically limited the processing of Monazite, however this mineral is becoming more attractive because it typically has elevated concentrations of heavy rare earths.

Neodymium	Neodymium (Nd) is used in the production of NdFeB permanent magnets. These permanent magnets, which maximize the power/cost ratio, are used in a large variety of motors and mechanical systems. Cellular phones, vehicle systems and certain lasers contain both neodymium magnets and capacitors, which produce powerful electronic generation and boost the power of these devices.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Overburden	In surface mining, overburden is the material that overlays an ore deposit. Overburden is removed prior to mining.

Praseodymium	Praseodymium (Pr) comprising about 4% of the lanthanide content of bastnasite, is a common coloring pigment. Along with neodymium, praseodymium is used to filter certain wavelengths of light. Praseodymium is used in photographic filters, airport signal lenses, and welder’s glasses. As part of an alloy, praseodymium is used in permanent magnet systems designed to make smaller and lighter motors. Praseodymium is also used in automobile and other internal combustion engine pollution control catalysts.

Probable reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Same definition as ‘ore’

Samarium	Samarium (Sm) is predominantly used to produce high temperature, high power samarium cobalt magnets. Although these magnets are less powerful than NdFeB magnets, they can be used over a wider range of conditions.

Strike	The direction of the line of intersection of a mineral deposit with the horizontal plane of the ground. The strike of a deposit is the direction of a straight line that connects two points of equal elevation on the deposit.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

Terbium	Terbium (Tb) is a lanthanide series element used in x-ray and color television tubes as well as high grade rare earth magnets.

Yttrium	Yttrium (Y), although not a lanthanide series element, is often considered to be a rare earth element and its behavior is similar to heavy rare earth elements. It is predominantly utilized in lighting applications and ceramics. Other uses include resonators, lasers, microwave communication devices and other electronic devices.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.
Commodity Price Risk
Our principal products, including cerium, lanthanum, praseodymium, neodymium, europium, samarium, gadolinium, dysprosium, and terbium, are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. We generally do not currently have any long-term sales contracts with customers, so prices typically will vary with the transaction and individual bids received. Our products are primarily marketed to manufacturers as component materials. Prices will vary based on the demand for the end products being produced with the mineral resources we mine and process.
Our sales and profitability are determined principally by the price of the rare earth products that we produce and, to a lesser extent by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no hedging contracts in place and intend to consider hedging strategies in future.

Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts and we do not currently anticipate entering into derivative agreements.
Interest Rate Risk
We do not currently have any debt obligations except our inventory financing arrangement with Traxys North America, LLC in the amount of $2.9 million as of March 31, 2011. Our exposure to interest rate risk as a result of this agreement would result in a roughly $30,000 increase/decrease in interest rate expense for every 1% increase/decrease in the underlying interest rate. Due to our limited borrowings, we are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize debt facilities in the future.

ITEM 4.	CONTROLS AND PROCEDURES.
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
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

ITEM 1A.	RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a detailed discussion of our risk factors. The information presented below updates these risks and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
We face a variety of risks associated with acquiring and integrating new business operations that could have a significant negative impact on our business, financial condition and results of operations.
In April 2011, we acquired a 90.023% controlling stake in AS Silmet in order to increase our rare earth production capacity and acquired SAI in order to provide us with the capability to immediately begin manufacturing and selling rare earth alloys for the production of NdFeB and samarium cobalt magnets, as well as a variety of other specialty alloys and products. We may in the future pursue other strategic acquisitions that we believe would expand our product offerings and capabilities or complement our business. We have limited experience making such acquisitions. Any acquisition that we make will be accompanied by the risks commonly encountered in acquisitions of businesses. The process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. We may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise. We may incur costs necessary to reorganize, expand or otherwise modify existing operations to meet future production needs, and we may also incur closure, demolition and carrying costs for portions of properties, for which we have no operational uses. We may also have difficulty maintaining uniform standards, policies and controls across the organization. The process of integrating acquired businesses may also result in a diversion of management’s attention and cause an interruption of, or loss of momentum in, our activities. Additionally, any acquisition that we make may result in the assumption of material liabilities. Properties we acquire may be in an unexpected condition and may subject us to increased costs and liabilities, including environmental liabilities. We may assume unknown liabilities that could have a material adverse effect on our business, financial condition and results of operations. Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. As a result of these risks, the anticipated benefits of these acquisitions may not be fully realized, if at all, and the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Use of Proceeds
Our IPO of common stock, par value $0.001 per share, was effected through a Registration Statement on Form S-1 (Registration No. 333-166129) that was declared effective by the SEC on July 29, 2010. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the IPO dated July 29, 2010 filed by us with the SEC pursuant to Rule 424(b). Through March 31, 2011, we have used approximately $55.5 million, $27.7 million and $9.0 million of the net proceeds from the IPO for capital expenditures including construction and refurbishment of the Mountain Pass facilities, cash collateral deposit requirements and working capital, respectively. Pending application of the remaining net proceeds to fund a portion of our modernization and expansion of the Mountain Pass facility, through March 31, 2011, we have invested $270.1 million of net proceeds from the offering in in a variety of capital preservation investments, including short-term interest-bearing obligations, investment-grade instruments, certificates of deposit and direct guaranteed obligations of the United States.

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
The Mountain Pass facility maintains a rigorous safety program. Our employees and contractors are required to complete 24 hours of initial safety training, as well as an 8 hour annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe or out of compliance. As a direct result of this commitment to safety, the Mountain Pass facility has an exceptional safety record, which as of March 31, 2011, stood at 2089 days worked without a lost-time or restricted work accident. The lost-time incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee’s scheduled work. Our lost-time incidence rate for all Molycorp employees through March 31, 2011 was zero as compared to the national average of 1.82 reported by MSHA for the 2010 calendar year. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted “Sentinels of Safety” award from the MSHA for three of the last six years. Within the last six years, the Mountain Pass facility has received numerous awards for safety, including: the MSHA Sentinels of Safety Award (2008, 2006 and 2004); the National Safety Council Awards — Perfect Record (2008, 2007, 2006, 2004); and the National Safety Council Awards — Occupational Excellence achievement award (2009, 2007 and 2004).
Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements regarding Coal or Other Mine Safety.
Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted on July 21, 2010, requires that mine operators provide certain safety information in their periodic reports filed with the SEC.
Below is information regarding the safety of our sole rare earth mine located at Mountain Pass, California for the three months ended March 31, 2011:

(A) Total number of alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104 of the Mine Act for which we received a citation from the MSHA	0
(B) Total number of orders issued under Section 104(b) of the Mine Act	0
(C) Total number of citations and orders for alleged unwarrantable failure by us to comply with mandatory health or safety standards under Section 104(d) of the Mine Act	0
(D) Total number of alleged flagrant violations under Section 110(b)(2) of the Mine Act	0
(E) Total number of imminent danger orders issued under Section 107(a) of the Mine Act	0
(F) Total dollar value of proposed assessments from the MSHA under the Mine Act	0
(G) Total number of mining-related fatalities	0
During the three months and year ended March 31, 2011, we did not receive written notice from the MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under Section 104(e) of the Mine Act, or (ii) the potential to have such a pattern with respect to our sole rare earth mine located at Mountain Pass, California.
As of March 31, 2011, we had one pending legal action before the Federal Mine Safety and Health Review Commission involving our sole rare earth mine at Mountain Pass, California. On June 24, 2010, we filed a Notice to Contest Citation with the Federal Mine Safety and Health Review Commission pursuant to Section 105(d) of the Mine Act to contest a modification to a citation that was issued after we had paid the penalty assessment due on such citation. MSHA filed an answer on August 24, 2010, claiming that the citation was properly issued. The matter is still pending before the Federal Mine Safety and Health Review Commission.

ITEM 6.	EXHIBITS
Except as otherwise noted, the following exhibits are furnished with this Quarterly Report on Form 10-Q:

Exhibit
Number		Description
2.1
Stock Purchase Agreement, dated as of April 1, 2011, by and among Molycorp, Inc., Molycorp Minerals, LLC and Aktsiaselts Silmet Grupp (filed as Exhibit 2.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001—34827) and incorporated herein by reference)

2.2
Stock Purchase Agreement, dated as of April 1, 2011, by and between Molycorp Minerals, LLC and Treibacher Industrie AG (filed as Exhibit 2.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001—34827) and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001—34827) and incorporated herein by reference)

3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001—34827) and incorporated herein by reference)

10.1
Summary of Molycorp, Inc. 2011 Annual Incentive Plan (filed as Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on January 19, 2011 (File No. 001—34827) and incorporated herein by reference)

10.2
Executive Employment Agreement, dated January 24, 2011, between Molycorp, Inc. and John K. Bassett (filed as Exhibit 10.26 to Molycorp, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2011 (Registration No. 333-171827) and incorporated by reference)

10.3
Change Order to Purchase Agreement, dated as of February 28, 2011, between Molycorp Minerals, LLC and Quinn Process Equipment Co. (filed as Exhibit 10.27 to Molycorp, Inc.’s Annual Report on Form 10-K filed on March 9, 2011 (File No. 001—34827) and incorporated herein by reference)

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

MOLYCORP, INC.
May 10, 2011	By:	/s/ Mark A. Smith
Mark A. Smith
President and Chief Executive Officer (Authorized Officer)

May 10, 2011	By:	/s/ James S. Allen
James S. Allen
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description
2.1
Stock Purchase Agreement, dated as of April 1, 2011, by and among Molycorp, Inc., Molycorp Minerals, LLC and Aktsiaselts Silmet Grupp (filed as Exhibit 2.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001—34827) and incorporated herein by reference)

2.2
Stock Purchase Agreement, dated as of April 1, 2011, by and between Molycorp Minerals, LLC and Treibacher Industrie AG (filed as Exhibit 2.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001—34827) and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001—34827) and incorporated herein by reference)

3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001—34827) and incorporated herein by reference)

10.1
Summary of Molycorp, Inc. 2011 Annual Incentive Plan (filed as Exhibit 10.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on January 19, 2011 (File No. 001—34827) and incorporated herein by reference)

10.2
Executive Employment Agreement, dated January 24, 2011, between Molycorp, Inc. and John K. Bassett (filed as Exhibit 10.26 to Molycorp, Inc.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 7, 2011 (Registration No. 333-171827) and incorporated by reference)

10.3
Change Order to Purchase Agreement, dated as of February 28, 2011, between Molycorp Minerals, LLC and Quinn Process Equipment Co. (filed as Exhibit 10.27 to Molycorp, Inc.’s Annual Report on Form 10-K filed on March 9, 2011 (File No. 001—34827) and incorporated herein by reference)

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