Form 10-Q
period 2011-06-30
Molycorp, Inc.
filed 2011-08-11
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2011, the registrant had 83,896,189 shares of common stock, par value $0.001 per share, outstanding.

MOLYCORP, INC.

MOLYCORP, INC.
(A Company in the Development Stage)
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$680,282	$316,430
Trade accounts receivable	43,230	16,421
Inventory (Note 4e)	72,281	18,822
Deferred charges (Note 4m)	7,568	—
Prepaid expenses and other assets	6,745	1,759

Total current assets	810,106	353,432

Non-current assets:
Deposits	$15,500	$26,200
Property, plant and equipment, net (Note 4g)	286,389	93,966
Deferred tax assets (Note 4m)	27,519	—
Inventory (Note 4e)	1,051	5,212
Intangible assets, net (Note 4i)	957	639
Other assets	144	111

Total non-current assets	331,560	126,128

Total assets	$1,141,666	$479,560

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$80,335	$13,009
Accrued expenses (Note 4j)	7,658	4,225
Income taxes payable	14,131	—
Debt (Note 4l)	2,610	—
Short-term borrowing — related party (Note 9)	2,384	3,085
Current portion of asset retirement obligation (Note 4k)	394	393

Total current liabilities	107,512	20,712

Non-current liabilities:
Asset retirement obligation (Note 4k)	$12,840	$12,078
Debt (Note 4l)	195,073	—
Other non-current liabilities	148	257

Total non-current liabilities	208,061	12,335

Total liabilities	$315,573	$33,047

Commitments and contingencies (Note 6)

Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at June 30, 2011 (Note 4n)	84	82
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2011 (Note 4n)	2	—
Additional paid-in capital	865,811	539,866
Accumulated other comprehensive income	1,193	—
Deficit accumulated during the development stage	(51,166)	(93,435)

Total Molycorp stockholders’ equity	815,924	446,513
Noncontrolling interest (Note 5)	10,169	—

Total equity	826,093	446,513

Total liabilities and equity	$1,141,666	$479,560

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

					Total from
	Three Months Ended		Six Months Ended		June 12, 2008
	June 30,		June 30,		(Inception) Through
	2011	2010	2011	2010	June 30, 2011
Sales	$99,615	$1,904	$125,876	$4,922	$170,263
Operating costs and expenses:
Cost of goods sold	(42,923)	(5,576)	(59,600)	(11,526)	(132,003)
Selling, general and administrative	(13,817)	(4,254)	(22,156)	(8,734)	(56,203)
Stock-based compensation	(412)	(15,133)	(3,311)	(15,133)	(32,441)
Depreciation and amortization	(283)	(61)	(366)	(156)	(895)
Accretion expense	(240)	(216)	(474)	(479)	(2,642)

Operating income (loss)	41,940	(23,336)	39,969	(31,106)	(53,921)

Other income (expense):
Other income (expense)	133	45	(35)	66	355
Interest income, net	70	—	210	—	275

	203	45	175	66	630

Income (loss) before income taxes	42,143	(23,291)	40,144	(31,040)	(53,291)
Income tax benefit	6,612	—	6,413	—	6,413

Net income (loss)	48,755	(23,291)	46,557	(31,040)	(46,878)
Net (income) loss attributable to noncontrolling interest	(968)	—	(968)	—	(968)

Net income (loss) attributable to Molycorp stockholders	$47,787	$(23,291)	$45,589	$(31,040)	$(47,846)

Net income (loss)	$48,755	$(23,291)	$46,557	$(31,040)	$(46,878)
Other comprehensive income:
Foreign currency translation adjustments	1,324	—	1,324	—	1,324

Comprehensive income (loss)	$50,079	$(23,291)	$47,881	$(31,040)	$(45,554)

Comprehensive income (loss) attributable to:
Molycorp stockholders	$48,980	$(23,291)	$46,782	$(31,040)	$(46,653)
Noncontrolling interest	1,099	—	1,099	—	1,099

	$50,079	$(23,291)	$47,881	$(31,040)	$(45,554)

Weighted average shares outstanding (Common shares) (1)
Basic	83,847,119	49,666,732	83,054,811	48,165,914	53,957,611

Diluted	84,413,499	49,666,732	83,339,566	48,165,914	53,957,611

Income (loss) per share of common stock (Note 4o):
Basic	$0.52	$(0.47)	$0.50	$(0.64)	$(0.97)

Diluted	$0.52	$(0.47)	$0.50	$(0.64)	$(0.97)

(1)	Weighted average shares outstanding include the retroactive treatment of exchange ratios for conversion of Class A common stock and Class B common stock to common stock in conjunction with the initial public offering.
See accompanying notes to the consolidated financial statements.

MOLYCORP, INC
(A Company in the Development Stage)
Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

			Series A Mandatory
			Convertible Preferred				Deficit
	Common Stock		Stock			Accumulated	Accumulated
					Additional	Other	During the	Total
					Paid-In	Comprehensive	Development	Molycorp	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Stockholders	interest	Equity
Balance at December 31, 2010	82,291,200	$82	—	$—	$539,866	$—	$(93,435)	$446,513	$—	$446,513

Sale of Series A mandatory convertible preferred stock at $100.00 per share, net of underwriting fees and other offering costs	—	—	2,070,000	2	199,640	—	—	199,642	—	199,642
Stock-based compensation	10,735	—	—	—	3,386	—	—	3,386	—	3,386
Issuance of shares for interest in Molycorp Silmet	1,593,419	2	—	—	72,653	—	—	72,655	9,070	81,725
Component of convertible debt	—	—	—	—	36,227	—	—	36,227	—	36,227
Deferred taxes on component of convertible debt	—	—	—	—	14,039	—	—	14,039	—	14,039
Net income	—	—	—	—	—	—	45,589	45,589	968	46,557
Preferred dividends	—	—	—	—	—	—	(3,320)	(3,320)	—	(3,320)
Other comprehensive income	—	—	—	—	—	1,193	—	1,193	131	1,324

Balance at June 30, 2011	83,895,354	$84	2,070,000	$2	$865,811	$1,193	$(51,166)	$815,924	$10,169	$826,093

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC
(A Company in the Development Stage)
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

			Total from
	Six Months Ended		June 12, 2008
	June 30,		(Inception) Through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$46,557	$(31,040)	$(46,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,421	2,408	16,268
Accretion of asset retirement obligation	474	479	2,642
Deferred income tax benefit	(13,481)	—	(13,481)
Non-cash inventory write-downs	1,585	915	23,602
Non-cash share-based compensation expense	3,386	15,133	32,516
Impairment of fixed assets	—	—	3,114
Other operating adjustments	(113)	13	(170)

Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(20,711)	444	(37,683)
Inventory	(12,593)	(366)	(36,462)
Prepaid expenses and other	(417)	(994)	(1,440)
Accounts payable	14,194	1,489	18,379
Asset retirement obligation	(339)	(304)	(1,358)
Accrued expenses	7,395	(2,931)	13,881

Net cash provided by/(used in) operating activities	31,358	(14,754)	(27,070)

Cash flows from investing activities:
Acquisition of the Mountain Pass facility	—	—	(82,150)
Cash paid in connection with acquisitions, net of cash acquired	(20,021)	—	(20,021)
Proceeds from sale of investment in joint venture	—	—	9,700
Deposits	10,700	—	(15,500)
Capital expenditures	(79,291)	(7,260)	(120,026)
Other assets	(33)	—	(144)
Proceeds from sale of assets	—	9	14

Net cash used in investing activities	(88,645)	(7,251)	(228,127)

Cash flows provided by financing activities:
Capital contributions from original stockholders	—	15,000	125,004
Repayments of short-term borrowings — related party	(1,688)	—	(2,795)
Repayments of debt	(2,958)	—	(2,958)
Net proceeds from sale of common stock in conjunction with the initial public offering	—	—	378,633
Net proceeds from sale of preferred stock	199,642	—	199,642
Net proceeds from sale of convertible notes	223,100	—	223,100
Payment of financing costs	(22)	—	(207)
Payment of preferred dividends	(3,320)	—	(3,320)
Proceeds from exercise of stock options	—	300	350
Proceeds from short-term borrowings — related party	—	5,008	11,645
Proceeds from debt	6,288	—	6,288

Net cash provided by financing activities	421,042	20,308	935,382

Effect of exchange rate changes on cash	97	—	97

Net change in cash and cash equivalents	363,852	(1,697)	680,282
Cash and cash equivalents at beginning of the period	316,430	6,929	—

Cash and cash equivalents at end of period	$680,282	$5,232	$680,282

Supplemental disclosure of non-cash activities:
Change in accrued capital expenditures	$34,540	$1,126

Net cash paid for taxes	$505	$—

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
(1) Company Background
Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interest in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and its wholly-owned subsidiary, Molycorp Minerals, LLC (“Molycorp Minerals”) became subsidiaries of Molycorp, Inc. (the “Corporate Reorganization”). On June 15, 2010, Molycorp LLC was merged with and into Molycorp Minerals. Molycorp, Inc., together with its consolidated subsidiaries, is referred to herein as the “Company” or “Molycorp.”
The Company acquired the Mountain Pass, California rare earth deposit and associated assets (the “Mountain Pass facility”) and assumed certain liabilities from Chevron Mining, Inc. (“Chevron”) on September 30, 2008.
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
Prior to the acquisition, operations at the Mountain Pass facility had been suspended with the exception of a pilot processing project to recover neodymium from lanthanum stockpiles produced prior to Chevron’s ownership of the Mountain Pass facility. The neodymium from lanthanum (“NFL”) pilot processing project was undertaken to improve the facility’s REE processing techniques. From June 12, 2008 (Inception) through March 31, 2010, revenue was generated primarily from the sale of products associated with the NFL pilot processing project, which concluded in February 2010. In April 2010, the Company commenced the second pilot processing campaign to recover cerium, lanthanum, neodymium, praseodymium and samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles.
On April 1, 2011, Molycorp completed the acquisition of a 90.023% controlling stake in AS Silmet (now known as Molycorp Silmet AS), one of only two rare earth processing facilities in Europe. Additionally, on April 15, 2011, Molycorp completed the acquisition of Santoku America, Inc. (now known as Molycorp Metals and Alloys, Inc.), the only producer of rare earth alloys in the United States (see Note 5).
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
The Company’s acquisitions of Molycorp Metals and Alloys, Inc. (“Molycorp Metals and Alloys” or “MMA”) and of a controlling interest in Molycorp Silmet AS (“Molycorp Silmet”) in April 2011 have been accounted for as business combinations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934. While the December 31, 2010 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and notes that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp’s Form 8-K filed on August 5, 2011 with respect to the revised Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2011, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2011, and the revised Company’s consolidated financial statements as of and for the year ended December 31, 2010, and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010, for an overstatement of Work in Process (WIP) inventory.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at June 30, 2011, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(3) Capital Requirements
Most of the facilities and equipment acquired with the Mountain Pass facility are at least 20 years old and must be modernized or replaced. Under its initial modernization and expansion plan (Project Phoenix Phase 1), the Company intends to spend approximately $531 million through 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal and alloy production. Capital expenditures, on an accrual basis, under this plan totaled $31.4 million in 2010 and $106.4 million during the six months ended June 30, 2011. In January 2011, the Company’s Board of Directors approved a second-phase capacity expansion plan (Project Phoenix Phase 2). Upon the completion of this capacity expansion plan, by the end of 2013, Molycorp expects to have the ability to produce up to approximately 40,000 mt of REO per year at its Mountain Pass facility, or approximately double the amount the Company will be able to produce upon completion of its initial expansion and modernization plan. Management has estimated that Molycorp will incur approximately $250 million, excluding capitalized interest, of capital costs in connection with the second-phase capacity expansion plan in addition to the $531 million, excluding capitalized interest, estimated for the initial modernization and expansion effort.
The Company expects to finance its remaining capital expenditures under the initial modernization and expansion and the second-phase capacity expansion plans as well as its working capital requirements, with its available cash balances as of June 30, 2011, and anticipated revenue from operations. Additionally, the Company may elect to satisfy certain capital expenditure requirements through vendor financing, leasing or other financing arrangements.
On December 10, 2010, Molycorp entered into a memorandum of understanding with Sumitomo Corporation (“Sumitomo”), pursuant to which Sumitomo agreed to, among other things, purchase $100 million of the Company’s common stock and arrange for $30 million of debt financing. Sumitomo is currently conducting a due diligence review and the consummation of these transactions with Sumitomo is subject to the satisfaction of numerous conditions and finalization of definitive agreements.
Prior to securing proceeds for its capital plans through its IPO, the issuance of its 5.5% Series A Mandatory Convertible Preferred Stock (the “Convertible Preferred Stock”) (Note 4n) and its 3.25% Convertible Senior Notes due 2016 (the “Notes”) (Note 4l), the Company submitted a Part I application for a loan guarantee with the U.S. Department of Energy, (“DOE”), in June 2010 for up to $280 million. On July 21, 2010, the DOE deemed the Company’s application eligible for submission of a Part II application, which was submitted on December 31, 2010. Due to program and resource constraints, the application under Section 1705 of the DOE loan guarantee program “LGP” was put on hold on May 10, 2011. At that time, the DOE advised Molycorp that its project may be eligible for funding under Section 1703 of the LGP. The Company has elected to withdraw its application under the DOE loan guarantee program due to its success in raising capital through the Convertible Preferred Stock and the Notes offerings.
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
(b) Revenue and Cost of Goods Sold
Revenue is recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have been transferred to the customer, which is generally when title passes, the selling price is fixed or determinable, and collection is reasonably assured. Title generally passes upon shipment of product from the Company’s production facilities. Prices are generally set at the time of, or prior to, shipment. Transportation and distribution costs are incurred only on sales for which the Company is responsible for delivering the product.
Cost of goods sold includes the cost of production as well as write-downs to the extent of inventory costs in excess of market values. Primary production costs include labor, supplies, maintenance costs, depreciation, and plant overhead.
(c) Cash and Cash Equivalents
Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At June 30, 2011, cash and cash equivalents included $664 million of funds held in money market accounts.
(d) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews its allowance for doubtful accounts on a quarterly basis. As of June 30, 2011 and December 31, 2010, an allowance for doubtful accounts was not required.
(e) Inventories
Inventories consist of raw materials, work-in-process, finished goods, stockpiles of bastnasite and lanthanum concentrate, and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Inventory expected to be sold in the next 12 months is classified as a current asset in the consolidated balance sheets.
Molycorp evaluates its production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs. For the three months ended June 30, 2011 and 2010, Molycorp determined that $0.9 million and $3.6 million, respectively, of production costs would have been allocated to additional metric tons produced, assuming Molycorp had been operating at normal production rates. For the six months ended June 30, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through June 30, 2011, Molycorp determined that $3.5 million, $6.0 million and $17.0 million, respectively, of production costs would have been allocated to additional metric tons produced, assuming Molycorp had been operating at normal production rates. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter. Molycorp models normal production levels and evaluates historical ranges of production in assessing what is deemed to be normal.
Write-downs to estimated net realizable value are charged to cost of goods sold. Many factors influence the market prices for REOs and, in the absence of established prices contained in customer contracts, management uses an independent pricing source to evaluate market prices for REOs at the end of each quarter. For the three months ended June 30, 2011 and 2010, the Company recognized write-downs of zero and $0.3 million, respectively, as a result of production costs in excess of certain REO market prices. For the six months ended June 30, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through June 30, 2011, the Company recognized write-downs of $0.6 million, $0.9 million, and $21.6 million, respectively, as a result of production costs in excess of certain REO market prices. In addition, the Company recognized a $1.0 million write-down of work in process inventory based on estimated REO quantities for the three months ended June 2011.
The Company evaluates the carrying value of materials and supplies inventories each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary.
At June 30, 2011 and December 31, 2010, inventory consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Current:
Concentrate stockpiles	$6,272	$4,206
Raw materials	29,689	—
Work in process	11,317	3,582
Finished goods	22,645	9,307
Materials and supplies	2,358	1,727

Total current	$72,281	$18,822

Long-term:
Concentrate stockpiles	$995	$5,108
Finished goods	56	104

Total long-term	$1,051	$5,212

(f) Deposits
The Company has $15.5 million in deposits reported as Non-current assets on the Consolidated Balance Sheet as of June 30, 2011. The deposits consist of $14.0 million under an escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company and $1.5 million related to the Company’s construction insurance program. During the second quarter of 2011, the Company collected an $18.2 million deposit which was no longer required to secure surety bonds obtained for the California state and regional agencies relating to the Mountain Pass facility closure and reclamation obligations.
(g) Property, Plant and Equipment, net
Property, plant and equipment associated with the acquisitions of the Mountain Pass facility, Molycorp Silmet and MMA was recorded at estimated fair value as of the respective acquisition date. Expenditures for new property, plant and equipment and improvements that extend the useful life or functionality of the asset are capitalized. The Company capitalized $73.0 million and $5.0 million in plant modernization costs for the three months ended June 30, 2011 and 2010, respectively, and $114.2 million and $8.4 million in plant modernization costs for the six months ended June 30, 2011 and 2010, respectively. Our anticipated project cost through 2012 to restart the mining operations, construct and refurbish processing facilities and to expand into the production of metals and alloys is $531 million, which includes a $20 million increase, approved by the Board of Directors in January 2011 over our previous estimate. The increase is due to the increased scope of the project including the acceleration of the construction of the new crushing and milling facility and other design changes to allow a faster conversion to 40,000 mt per year than would otherwise be possible.
Mineral properties at June 30, 2011 and December 31, 2010, represent the purchase price allocated to mineral resources associated with the Mountain Pass facility and mineral property development costs.
At June 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$3,860	$800
Land improvements	15,748	15,415
Buildings and improvements	18,053	6,892
Plant and equipment	90,635	19,560
Vehicles	1,055	1,049
Computer software	2,173	1,563
Furniture and fixtures	279	170
Construction in progress	145,894	34,809
Mineral properties	23,968	23,968

Property, plant and equipment at cost	301,665	104,226
Less accumulated depreciation	(15,276)	(10,260)

Property, plant and equipment, net	$286,389	$93,966

In accordance with ASC 360, Property Plant and Equipment, long-lived assets such as property, plant, and equipment, mineral properties and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances indicating that the carrying amount of the Company’s long-lived assets as of June 30, 2011 may not be recoverable.
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

(i) Intangible Assets
At June 30, 2011 and December 31, 2010, amortizable intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Trade name	$786	$786
Other	558	—

Gross carrying amount	1,344	786
Less accumulated amortization	(387)	(147)

Net carrying amount	$957	$639

Amortization expense for the three months ended June 30, 2011 and 2010 was $222,250 and $16,250, respectively. Amortization expense for the six months ended June 30, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through June 30, 2011 was $238,620, $32,500 and $385,950, respectively. Amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2012	$128
2013	128
2014	128
2015	128
2016	128
Thereafter	317

Total	$957

(j) Accrued Expenses
Accrued expenses at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Defined contribution plan	$562	$1,199
Accrued payroll and related benefits	2,373	1,185
Accrued tolling fees	—	404
Sales and use tax	1,797	532
Bonus accrual	587	554
Other accrued expenses	2,339	351

Total accrued expenses	$7,658	$4,225

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
Depreciation expense associated with the asset retirement cost was $0.3 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense associated with the asset retirement cost was $0.5 million, $0.5 million and $4.4 million for the six months ended June 30, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through June 30, 2011, respectively. The following table presents the activity in our asset retirement obligation (in thousands):

		Year Ended
	Six Months Ended	December 31,
	June 30, 2011	2010

Balance at beginning of period	$12,471	$14,202
Obligations settled	(339)	(632)
Accretion expense	474	912
Revisions in estimated cash flows	628	(1,939)
Gain on settlement	—	(72)

Balance at end of period	$13,234	$12,471

The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. As of June 30, 2011, the Company had financial assurance requirements of $27.4 million which were satisfied with surety bonds placed with the California state and regional agencies.
(l) Debt
On June 15, 2011, the Company completed the issuance and sale of $230.0 million in aggregate principal amount (net proceeds of $223.1 million after deducting the initial purchasers’ discounts and commissions) of the Notes in an offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. The Notes are convertible at any time into shares of Molycorp’s common stock, cash, or a combination thereof, at Molycorp’s election. The initial conversion rate is 14.0056 shares of Molycorp common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $71.40 per share of Molycorp’s common stock), subject to customary adjustments. The Notes mature on June 15, 2016, unless earlier repurchased or converted in accordance with their terms prior to that date. Molycorp does not have the right to redeem the Notes prior to maturity.
The Company separately accounts for the liability and equity components of convertible debt instruments (the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity component of the Notes is included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As of June 30, 2011, Molycorp recognized a liability component related to the Notes of $187.2 million, which includes accretion of $0.3 million of the original issue discount, and an equity component of $36.2 million. Transaction costs related to the issuance of the Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs (recognized as interest expense over the life of the Notes using the effective interest method) and equity issuance costs (charged against equity), respectively.

Additional debt was assumed as part of the Molycorp Silmet acquisition. The following table provides a summary of the current and noncurrent portion of the debt outstanding as of June 30, 2011 (in thousands).

	At June 30, 2011
	Current	Non-Current
Notes 3.25%, net of discount due June 2016	$—	$187,158
Bank loans 2.69% - 3.88% due February 2012 — September 2017	1,010	7,892
Bank overdraft 3.00% due 2011	1,594	—

Total debt	2,604	195,050
Capital lease obligations 1.88% due April 2012	6	23

Total debt and capital lease obligations	$2,610	$195,073

Scheduled minimum debt repayments in thousands are $2,610 for the remainder of 2011, $1,734 in 2012, $1,602 in 2013, $1,602 in 2014, $1,526 in 2015, and $235,188 thereafter.
(m) Income Taxes and Valuation Allowance
Prior to the Corporate Reorganization, the taxable income and losses of Molycorp, LLC were reported on the income tax returns of its members. Molycorp, Inc. is subject to federal and state income taxes and files consolidated income tax returns. Molycorp recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or recognized. Molycorp records a valuation allowance if, based on available information, it is deemed more likely than not that its deferred income tax assets will not be realized in full. As of June 30, 2011, the Company’s net income of $11.6 million since the Corporate Reorganization included $31.1 million in certain stock-based compensation expense, which is a permanent difference between its income for financial reporting and tax purposes. Other permanent differences include legal and due diligence fees related to the acquisitions that were completed in April 2011, as well as costs related to the registration of common stock sold by certain stockholders in secondary offerings completed during the first and second quarters of 2011. Molycorp has generated net deferred income tax assets of $27.5 million, net of a $3.9 million valuation allowance, as of June 30, 2011.
Prior to the second quarter of 2011, Molycorp had a history of losses and, as a result, it recognized a full valuation allowance against its net deferred tax assets. At June 30, 2011 a significant portion of its deferred tax assets related to tax benefits attributable to mineral basis and the Notes.
Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its deferred tax assets. During the three months ended June 30, 2011, Molycorp determined that it is more likely than not that it will realize its deferred tax assets, including the NOLs. In making this determination, management analyzed, among other things, the Company’s recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and liabilities. The reversal of the valuation allowance resulted in a current period net income tax benefit of $18.7 million and an increase in the non-current deferred tax assets on the condensed consolidated balance sheet as of June 30, 2011. The release of the valuation allowance on our mineral basis deferred tax asset of $17.3 million is being recorded as a discrete income tax benefit in the quarter because we are relying on future income to support the realization of the deferred tax asset. Of the remaining $5.3 million of valuation allowance on our other deferred tax assets, $1.4 million has been released and recorded as an income tax benefit in the quarter because we are relying on current year income to support the realization of this deferred tax asset. The remaining $3.9 million of valuation allowance will be released during the third and fourth quarter of 2011 is based on current year income.
The net tax effect of the elimination in consolidation of all intercompany balances and transactions resulted in a deferred charge and income tax payable of $7.6 million.
(n) Stockholders’ Equity
As of June 30, 2011 and December 31, 2010, the Company had 83,895,354 and 82,291,200 shares of common stock outstanding, respectively.

On February 16, 2011, Molycorp completed a public offering of its 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”), $0.001 par value per share. In connection with this offering, the Company issued 1,800,000 shares of Convertible Preferred Stock for $100.00 per share. In addition, Molycorp granted the underwriters an option to purchase up to 270,000 additional shares of Convertible Preferred Stock to cover over-allotments. The underwriters exercised their option to purchase the additional shares of Convertible Preferred Stock on March 16, 2011. Each share of the Convertible Preferred Stock will automatically convert on March 1, 2014 into between 1.6667 and 2.0000 shares of Molycorp’s common stock, subject to anti-dilution adjustments. At any time prior to March 1, 2014, holders may elect to convert each share of the Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 1.6667 shares of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments. Dividends on the Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors (“Board”) or an authorized committee of such Board, at an annual rate of 5.50% on the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash, common stock or any combination of cash and common stock, subject to certain limitations, on March 1, June 1, September 1 and December 1 of each year, starting on June 1, 2011 and to, and including, March 1, 2014. The Convertible Preferred Stock is not redeemable. Molycorp received net proceeds from the Convertible Preferred Stock offering totaling $199.6 million after underwriter discounts and commissions and offering expenses paid by Molycorp, Inc.
On April 1, 2011, Molycorp acquired 80% of the outstanding shares of Molycorp Silmet from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock, which had a fair value of approximately $72.7 million based on the closing price of the Company’s common stock on the acquisition date, net of an estimated discount that a market participant would require given that issuance of the shares Molycorp transferred in consideration to AS Silmet Grupp was not registered under the Securities Act and such shares are subject to certain lock up provisions, which limit AS Silmet Grupp’s ability to sell these shares.
On May 4, 2011, the Company declared a cash dividend of $1.604 per share on the Convertible Preferred Stock. The aggregate dividend of $3.3 million was paid on June 1, 2011 to holders of record at the close of business on May 15, 2011.
(o) Earnings per Share
Basic earnings per share is computed by dividing the Company’s net income attributed to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2011, the cumulative undeclared and paid dividends on the Convertible Preferred Stock were subtracted from the net income in the period for the purpose of computing the basic earnings per share.

			Total from
			June 12, 2008
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
(In thousands, except share and per share amounts)	June 30, 2011	June 30, 2011	June 30, 2011
Net income (loss) attributed to Molycorp stockholders	$47,787	$45,589	$(47,846)
Cumulative undeclared and paid dividends on preferred stock	(4,269)	(4,269)	(4,269)
Income (loss) attributed to common stockholders	43,518	41,320	(52,115)

Weighted average common shares outstanding — basic	83,847,119	83,054,811	53,957,611
Basic earnings (loss) per share	$0.52	$0.50	$(0.97)

Weighted average common shares outstanding — dilutive	84,413,499	83,339,566	53,957,611
Dilutive earnings (loss) per share	$0.52	$0.50	$(0.97)

Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if converted method,” as applicable, are used.
Under the treasury stock method, assumed proceeds upon the exercise of stock options are assumed to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and nonvested shares, such as restricted stock, are considered options for purposes of computing diluted earnings per share. As of June 30, 2011 and December 31, 2010, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company does not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock awards.
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock (such as the Convertible Preferred Stock) is antidilutive whenever the amount of the dividend declared in or accumulated for the current period including the deemed dividend in the period from a beneficial conversion feature per common share obtainable on conversion exceeds basic earnings per share. The Convertible Preferred Stock was antidilutive as of June 30, 2011. Convertible debt (such as the Notes) is antidilutive whenever its interest including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, per common share obtainable on conversion exceeds basic earnings per share. As of June 30, 2011, the Notes were dilutive under the if-converted method; therefore, the shares of common stock obtainable on conversion of the Notes were included in the computation of diluted earnings per share.

(p) Comprehensive Income (Loss)
In addition to Net income (loss), Comprehensive income (loss) includes changes in equity for the three and six months ended June 30, 2011 due to foreign currency translation adjustments.
(q) Foreign Currency
The functional currency for Molycorp Silmet is the Euro. All monetary assets and liabilities recorded in Euro are translated at the current exchange rates and the resulting adjustments are charged or credited directly to cumulative translation adjustments which is a component of other comprehensive income in equity. Revenues and expenses in Euro are translated at the average exchange rates for the period; equity is translated at historical rates.
(5) Acquisitions
The following table summarizes the purchase prices and opening balance sheets for the acquisition of Molycorp Metals and Alloys and the 90.023% controlling interest in Molycorp Silmet:

		Molycorp
	Molycorp Silmet	Metals and Alloys
Effective acquisition date for financial reporting purposes:	April 1, 2011	April 15, 2011
	(in thousands)
Purchase consideration:
Cash consideration	$9,021	$17,500
Fair value of common stock	72,653	—

Total purchase consideration	$81,674	$17,500

The fair values of the assets and liabilities acquired:
Cash	$105	$6,395
Accounts receivable and other current assets	8,626	5,474
Inventory	26,700	11,327
Property and equipment, net	77,947	3,930
Intangible assets subject to amortization	525	—
Liabilities	(19,975)	(9,626)
Long-term debt and capital lease obligations	(3,184)	—
Noncontrolling interest	(9,070)	—

Total purchase consideration	$81,674	$17,500

The purchase price allocations above are based on preliminary assumptions and valuations for each acquisition. These valuations are subject to change as the Company obtains additional information on the assets acquired and liabilities assumed during each acquisition measurement period (up to one year from the acquisition date).
The fair value of the assets acquired includes trade receivables of $5.0 million for Molycorp Silmet and $4.9 million for MMA; these trade receivables are all considered collectible.
The fair value of the noncontrolling interest in Molycorp Silmet was estimated by applying the noncontrolling interest percentage to the preliminary net assets determination.

The amounts of Molycorp Silmet’s ‘and MMA’s (“acquirees”) revenue, earnings and earnings per share included in the Company’s condensed consolidated statements of operations since the acquisition date, and the revenue, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2011, and January 1, 2010, are as follows:

			Net Income
			Attributable To
(In thousands, except per share amounts)	Revenue	Net Income	Molycorp	EPS Basic
Actual April 1, 2011 to June 30, 2011 (acquirees)	$39,267	$8,020	$7,052	$0.08
Supplemental proforma January 1, 2011 to June 30, 2011 (combined entity)	$159,350	$55,463	$54,495	$0.60
Supplemental proforma January 1, 2010 to June 30, 2010 (combined entity)	$32,598	$(29,598)	$(29,618)	$(0.61)
The 2011 revenue of the acquirees and of the combined entity excludes $19.6 million of intercompany sales. The 2011 earnings of the acquirees and of the combined entity were adjusted to exclude $9.2 million of intercompany sales and $1.8 million of non-recurring acquisition-related costs the Company incurred to acquire Molycorp Silmet and MMA, and to reverse $1.1 million of purchase price variance MMA capitalized during the first quarter of 2011. The 2010 earnings of the combined entity were adjusted to reverse $2.0 million of purchase price variance MMA capitalized during the first two quarters of 2010.
Molycorp Silmet
On April 1, 2011, Molycorp acquired 80% of the outstanding shares of AS Silmet (now Molycorp Silmet) from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock contractually valued at $80 million based on the average closing price of the Company’s common stock as reported by The New York Stock Exchange for the 20 consecutive trading days immediately preceding April 1, 2011, the acquisition date. Under ASC 805, Business Combinations, the consideration transferred in a business combination is measured at fair value on the acquisition date. Generally, the acquisition-date fair value of shares of common stock transferred by the acquirer is the closing price of that stock on the same date adjusted by a discount that a market participant would require as a result of any restrictions on the sale or transferability of the stock. The fair value of common stock of $72.7 million disclosed in the table above is based on the closing price of the Company’s common stock on the acquisition date, net of an estimated discount that a market participant would require given that issuance of the shares of common stock Molycorp transferred in consideration to AS Silmet Grupp was not registered under the Securities Act and such shares are subject to certain lock up provisions, which limit AS Silmet Grupp’s ability to sell these shares.
AS Silmet Grupp retained a 9.977% ownership interest in Molycorp Silmet. Molycorp acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash. The Molycorp Silmet acquisition provides Molycorp with a European base of operations and significantly increases the Company’s current rare earth production capacity by approximately 3,000 mt REO equivalent. Molycorp Silmet sources a portion of rare earth feed stocks for production of its products primarily from Molycorp’s Mountain Pass facility. The main focus of this newly acquired business is on the production of rare earth oxides and metals, including didymium metal, a critical component in the manufacture of neodymium-iron-boron permanent rare earth magnets. Molycorp Silmet’s manufacturing operation is located in Sillamäe, Estonia.
In connection with the acquisition of the 90.023% controlling interest in Molycorp Silmet, the Company incurred $1.2 million of acquisition-related costs, which are included in selling, general and administrative expenses for the three and six-month periods ended June 30, 2011, respectively.
Molycorp Metals and Alloys
On April 15, 2011, Molycorp completed the acquisition from Santoku Corporation (“Santoku”) of all the issued and outstanding shares of capital stock of Santoku America, Inc., which is now known as Molycorp Metals and Alloys, an Arizona-based corporation, in an all-cash transaction for $17.5 million. The acquisition provides Molycorp with access to certain intellectual properties relative to the development, processing and manufacturing of neodymium and samarium magnet alloy products. As part of the stock purchase agreement, Santoku will provide consulting services to Molycorp for the purpose of maintaining and enhancing the quality of MMA’s products. On the same date, Molycorp and Santoku entered into five-year marketing and distribution agreements for the sale and distribution of neodymium and samarium magnet alloy products produced by each party. Additionally, the parties entered into a rare earth products purchase and supply agreement through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement.
In connection with the acquisition, the Company incurred $0.6 million of acquisition-related costs, which are included in selling, general and administrative expenses for the three and six-month periods ended June 30, 2011, respectively

(6) Commitments and Contingencies
(a) Future Operating Lease Commitments
The Company has certain operating leases for office space and certain equipment. Remaining annual minimum payments under these leases at June 30, 2011 were $0.2 million in 2011, $0.2 million in 2012, $0.2 million in 2013, $0.2 million in 2014, $0.2 million in 2015 and $0.2 million thereafter, totaling $1.2 million.
(b) Plant Modernization and Expansion Commitments
In connection with the Mountain Pass facility modernization and expansion and future operations, the Company entered into contractual commitments for the purchase of materials and services from various vendors. Future payments for these commitments are estimated at $187.9 million due in 1 year and $50.0 million due in 2-3 years.
(c) Labor Contract
Certain Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2012. At June 30, 2011, 85 employees, or approximately 49% of the Company’s workforce at Mountain Pass, California, were covered by this collective bargaining agreement.
(d) Reclamation Surety Bonds
At June 30, 2011, Molycorp had placed $27.4 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.
(e) Licenses and Permits
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
Effective November 1, 2009, Molycorp, LLC issued 5,880,000 incentive shares to certain employees and independent directors of the Company. At the time of issuance, due to Molycorp, LLC’s option to repurchase vested shares of terminated participants at a price other than fair value, these incentive shares were classified as liabilities and were valued at zero using the intrinsic value method. On April 15, 2010, all holders of incentive shares contributed their incentive shares to Molycorp, Inc. in exchange for an aggregate of 3,012,420 shares of Class B common stock of Molycorp, Inc., 1,004,140 shares of which vested immediately with an additional 1,004,140 shares vesting on September 30, 2010 and the remaining 1,004,140 shares vesting on September 30, 2011. The shares of Class B common stock were non-transferable and the Company had the right to repurchase vested shares upon the termination of employment for any reason.
The shares of Class B common stock automatically converted into shares of common stock, based on a conversion factor, immediately prior to completion of the IPO. On August 3, 2010, Molycorp completed an IPO of common stock at an offering price of $14.00 per share. At that time, the shares of Class B common stock were converted into an aggregate of 2,232,740 shares of common stock, 744,247 of which remained vested with the remaining 1,488,493 vesting over a period of six months following the IPO. Stock-based compensation associated with these shares was zero and $2.6 million for the three months and the six months ended June 30, 2011, respectively, and $28.7 million for the year ended December 31, 2010
On November 4, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of 37,500 shares of restricted stock with a three-year cliff vesting period to certain executive officers and a director of the Company. The $1.4 million fair value of the awards was determined using the stock price on the date of grant and is recognized straight-line over the three-year vesting period. The stock-based compensation associated with these awards was $0.1 million and $0.2 million for the three months and six months ended June 30, 2011, respectively.
On January 13, 2011, the Company granted 9,557 shares of restricted stock and 32,637 restricted stock units with a three-year cliff vesting period to certain employees and executive officers of the Company. The total $1.9 million fair value of the restricted stock and restricted stock units was determined using the Company’s stock price on the date of grant and is recognized straight-line over the three-year vesting period. On the same day, the Company granted 52,819 stock options that vest in equal installments annually over a three-year period to certain employees and executive officers of the Company. The $1.4 million fair value of the stock options was determined using the Black Scholes option valuation model and the Company’s stock price on the date of grant and is recognized straight-line over the three year vesting period. The stock-based compensation associated with these awards was $0.3 million and $0.5 million for the three months and six months ended June 30, 2011, respectively.

During the second quarter of 2011, Molycorp granted 45,485 restricted stock units and 1,325 shares of restricted stock with a three-year cliff vesting period to certain employees, executive officers and non-employee directors of the Company. The total $2.6 million fair value of these restricted stock units was determined using the Company’s stock price on the date of grants and is recognized straight-line over the three-year vesting period. The stock-based compensation associated with these awards was $0.1 million for the three months and six months ended June 30, 2011.
The stock-based compensation associated with all awards issued since inception was $0.5 million and $3.4 million for the three months and six months ended June 30, 2011, respectively.
Approximately $41,800 and $76,800 of the stock-based compensation associated with these equity awards was capitalized into inventory for the three months and six months ended June 30, 2011, respectively.
(8) Concentrations
(a) Limited Number of Products
The Company’s current operations at the Mountain Pass facility are primarily limited to the production and sale of REOs from stockpiled concentrates and purchasing and reselling REOs from other producers. The Company does not have and will not have the capability to significantly alter its product mix from its Mountain Pass facility prior to completing the modernization and expansion project and the restart of mining operations. Sales, net of intercompany sales, for the Mountain Pass facility’s most significant products for the three and six months ended June 30, 2011 and 2010, in thousands, were as follows:

	Three
	Months	Six Months
	Ended	Ended
2011	June 30	June 30
Lanthanum products	$14,948	$26,414
Ceric Hydrate	$18,806	$26,674
Didymium products	$20,828	$25,521
Other cerium products	$3,985	$5,170

	Three
	Months	Six Months
	Ended	Ended
2010	June 30	June 30
Lanthanum products	$1,787	$4,538
Ceric Hydrate	$—	$—
Didymium products	$—	$105
Other cerium products	$32	$46
The tables above reflect revenues from the Mountain Pass facility’s most significant products and do not include revenues from Molycorp Silmet or MMA.
As a result of the acquisition of the 90.023% controlling interest in Molycorp Silmet on April 1, 2011, the Company added additional rare earth products and two new metal products, tantalum and niobium, to its product mix.
From the acquisition of MMA, which also occurred during the second quarter of 2011, the Company added neodymium iron boron (“NdFeB”) alloy and samarium cobalt (“SmCo”) alloy to its product mix.

(b) Limited Number of Customers
There is a limited market for the products currently produced and purchased by the Company. Sales to the Company’s largest customers, for the three and six months ended June 30, 2011 and 2010, in thousands, were as follows:

	Three
	Months	Six Months
	Ended	Ended
2011	June 30	June 30
Mitsubishi Unimetals USA	$18,627	$26,394
Hitachi Metals, Ltd.	$18,328	$24,113
W.R. Grace & Co. — Conn.	$2,520	$8,727
Santoku Corporation	$8,320	$8,320
Chuden Rare Earth Co., LTD	$6,073	$6,073

	Three Months	Six Months
	Ended	Ended
2010	June 30	June 30
W.R. Grace & Co. — Conn.	$1,498	$3,806

(c)	Geographic Locations
Currently, the Company’s only mining facility is the Mountain Pass, California facility, and the Company’s viability is based on the successful modernization and expansion of its operations. The deterioration or destruction of any part of the Mountain Pass facility, or legal restrictions related to current or anticipated operations at the Mountain Pass facility, may significantly hinder the Company’s ability to reach or maintain full planned production rates within the expected time frame, if at all.
Through the acquisition of the 90.023% controlling interest in Molycorp Silmet, the Company added a rare earth oxides and metals processing facility in in Sillamäe, Estonia. In addition, the Company acquired Molycorp Metals and Alloys, based in Arizona, which processes and manufactures neodymium and samarium alloy products.
(9) Related-Party Transactions
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
In June 2010, the Company entered into an inventory financing arrangement with Traxys North America LLC (“Traxys”), the parent of one of its stockholders, TNA Moly Group, LLC, under which it borrowed approximately $5.0 million, secured by certain product inventories. Borrowings under this arrangement required an initial interest rate of 6% based on three-month LIBOR plus a margin, which is subject to adjustment every three months. No adjustments have been made to the interest rate since the agreement was signed. At June 30, 2011 and December 31, 2010, interest payable associated with the arrangement totaled $11,000 and $9,000, respectively. Principal under this arrangement is payable from revenue generated from sales of the product inventories. During the third quarter of 2010, both parties agreed that 50% of all didymium oxide sales will be subject to this arrangement. The Company made principal payments of $0.9 million and $1.7 million for the three and six months ended June 30, 2011, respectively. The outstanding amounts payable to Traxys under this arrangement were $2.4 million reported on the Condensed Consolidated Balance Sheet as Short-term borrowing — related party and $0.1 million in Trade accounts payable related to the sales made, but not remitted to Traxys and affiliates as of June 30, 2011.

The Company and Traxys and affiliates jointly market and sell certain lanthanum oxide, cerium oxide and erbium oxide products. Per the terms of this arrangement, the Company and Traxys split gross margin equally once all costs associated with the sale are recovered by both parties. The Company has recorded a related party receivable from Traxys and affiliates of $45,000 as of June 30, 2011. The Company recorded an expense of $167,000 during the first quarter of 2011 and $65,000 during the second quarter of 2011 and had an outstanding related payable to Traxys and affiliates in the amount of $362,000 as of June 30, 2011. Revenues and expenses related to these settlements are presented on a net basis in Other Income on the Statement of Operations. In addition, for the three and six months ended June 30, 2011, the Company made purchases of lanthanum oxide from Traxys and affiliates in the amount of $1.9 million and $6.2 million, respectively.
(10) Segment Information
The Company is currently organized into three primary divisions or operating segments: Molycorp Minerals, Molycorp Silmet and Molycorp Metals and Alloys. Molycorp Minerals owns and operates the rare earth mine and processing facilities in Mountain Pass, California. Molycorp Silmet produces rare earth oxides and rare metals at the manufacturing facility located in Sillamäe, Estonia. MMA manufactures neodymium and samarium magnet alloy and other specialty alloy products in Tolleson, Arizona.
The accounting policies of these segments are the same as those described in the summary of significant accounting policies except that asset retirement obligations are recognized only for the Molycorp Minerals, certain government grants are recognized only for Molycorp Silmet, and annual profit earned by Molycorp Silmet is not taxed. In accordance with the Estonian Income Tax Act, only distribution of annual profit is subject to income tax.
Intersegment sales and transfers are based on similar arms-length transactions with third parties at the time of the sale.
Molycorp’s reportable segments are strategic business units that fit into the Company’s “mine-to-magnet” strategy to be the world’s most integrated producer of rare earth products, including oxides, metals, alloys and magnets. All three segments were acquired as a unit and management at the time of the acquisition was retained.

			Molycorp	Eliminations
Three Months Ended June 30, 2011	Molycorp	Molycorp	Metals and	and Other	Total
(In thousands)	Minerals	Silmet	Alloys	Adjustments	Molycorp
Sales:
Total	$76,295	$32,656	$10,250	$(19,586)	$99,615
Intersegment	(15,947)	(3,639)	—	19,586	—
Cost of goods sold
Total	(21,709)	(20,472)	(11,143)	10,401	(42,923)
Intersegment	2,770	7,631	—	(10,401)	—
Selling, general and administrative expenses	(12,294)	(1,411)	(112)	—	(13,817)
Depreciation, amortization and accretion expense	(332)	—	(191)	—	(523)
Stock-based compensation	(412)	—	—	—	(412)

Operating income (loss)	28,371	14,765	(1,196)	—	41,940
Other income (expense)	304	(103)	2	—	203

Income before income taxes	$28,675	$14,662	$(1,194)	$—	$42,143

Total assets at June 30, 2011	$1,099,900	$152,984	$29,705	$(140,923)	$1,141,666

Capital expenditures (accrual basis)	$70,742	$2,231	$—	$—	$72,973

			Molycorp	Eliminations
Six Months Ended June 30, 2011	Molycorp	Molycorp	Metals and	and Other	Total
(In thousands)	Minerals	Silmet	Alloys	Adjustments	Molycorp
Sales:
Total	$102,556	$32,656	$10,250	$(19,586)	$125,876
Intersegment	(15,947)	(3,639)	—	19,586	—
Cost of goods sold
Total	(38,386)	(20,472)	(11,143)	10,401	(59,600)
Intersegment	2,770	7,631	—	(10,401)	—
Selling, general and administrative expenses	(20,633)	(1,411)	(112)	—	(22,156)
Depreciation, amortization and accretion expense	(649)	—	(191)	—	(840)
Stock-based compensation	(3,311)	—	—	—	(3,311)

Operating income (loss)	26,400	14,765	(1,196)	—	39,969
Other income (expense)	276	(103)	2	—	175

Income before income taxes	$26,676	$14,662	$(1,194)	$—	$40,144

Total assets at June 30, 2011	$1,099,900	$152,984	$29,705	$(140,923)	$1,141,666

Capital expenditures (accrual basis)	$111,966	$2,231	$—	$—	$114,197

The total assets elimination of $141.0 million is comprised of $16.4 million of intercompany accounts receivable, $10.6 million of intercompany inventory and $114.0 million of intercompany investments.
(11) Subsequent Events
In July 2011, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock. The aggregate dividend of $2.8 million will be paid on September 1, 2011 to holders of record at the close of business on August 15, 2011.

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
Factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to: our ability to secure sufficient capital to implement our business plans; our ability to complete our Phase 1 modernization and expansion efforts and Phase 2 capacity expansion efforts and reach full planned production rates for REOs and other planned downstream products; the final costs of the Phase 1 modernization and expansion plan and Phase 2 capacity expansion, which may differ from estimated costs; uncertainties associated with our reserve estimates and non-reserve deposit information; uncertainties regarding global supply and demand for rare earths materials; our ability to successfully integrate recently acquired businesses; our ability to reach definitive agreements for a joint venture to manufacture neodymium-iron-boron permanent rare earth magnets and our supply and financing arrangement with Sumitomo; our ability to maintain appropriate relations with unions and employees; our ability to successfully implement our “mine-to-magnets” strategy; environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; and uncertainties associated with unanticipated geological conditions related to mining; and those risks discussed and referenced in the section entitled “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.
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

Overview
Presentation
Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interest in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and its wholly-owned subsidiary, Molycorp Minerals, LLC (“Molycorp Minerals”) became subsidiaries of Molycorp, Inc. (the “Corporate Reorganization”). On June 15, 2010, Molycorp LLC was merged with and into Molycorp Minerals.
In the quarter of 2011, we completed a public offering of 5.50% Series A Mandatory Convertible Preferred Stock, or Convertible Preferred Stock, $0.001 par value per share. In connection with this offering, we issued 2,070,000 shares of Convertible Preferred Stock for $100.00 per share. Total net proceeds of the offering were $199.6 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Each share of the Convertible Preferred Stock will automatically convert on March 1, 2014 into between 1.6667 and 2.0000 shares of Molycorp’s common stock, subject to anti-dilution adjustments. At any time prior to March 1, 2014, holders may elect to convert each share of the Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 1.6667 shares of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments. The Convertible Preferred Stock is not redeemable.
On April 1, 2011, we completed the acquisition of a 90.023% controlling stake in AS Silmet, one of only two rare earth processing facilities in Europe. We acquired 80% of the outstanding shares of AS Silmet (now Molycorp Silmet) from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock, contractually valued at $80 million based on the average closing price of the Company’s common stock as reported by The New York Stock Exchange for the 20 consecutive trading days immediately preceding April 1, 2011, the acquisition date. AG Silmet Grupp retained a 9.977% ownership interest in Molycorp Silmet. Molycorp acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash. The total purchase price for the acquisition of the 90.023% controlling stake was $81.7 million for accounting purposes. The Molycorp Silmet acquisition provides us with a European base of operations and significantly increases our current rare earth annual production capacity by approximately 3,000 mt REO equivalent. Molycorp Silmet sources rare earth feed stocks for production of its products primarily from our Mountain Pass, California rare earth mine and processing facility. The main focus of this newly acquired business is on the production of rare earth oxides and metals, including didymium metal, a critical component in the manufacture of neodymium-iron-boron permanent rare earth magnets. Molycorp Silmet’s manufacturing operation is located in Sillamäe, Estonia Molycorp Silmet currently sells products to customers in Europe, North and South America, Asia, Russia, and other former Soviet Union countries.
On April 15, 2011, we completed the acquisition from Santoku Corporation, or Santoku, of all the issued and outstanding shares of capital stock of Santoku America, Inc., which is now known as Molycorp Metals and Alloys, or MMA, an Arizona-based corporation, in an all-cash transaction for $17.5 million. The acquisition provides us with access to certain intellectual properties relative to the development, processing and manufacturing of neodymium and samarium magnet alloy products. As part of the stock purchase agreement, Santoku will provide consulting services to us for the purpose of maintaining and enhancing the quality of our products. On the same date, we entered into five-year marketing and distribution agreements with Santoku for the sale and distribution of neodymium and samarium magnet alloy products produced by each party. Additionally, we entered into a rare earth products purchase and supply agreement through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement.
Our Business
We are the only rare earth oxide or REO producer in the Western hemisphere and own one of the world’s largest, most fully developed rare earth projects outside of China at our Mountain Pass, California facility. We also own a controlling interest in one of the largest rare earth and rare metal producers in Europe and the only producer of rare earth alloys in the United States. Upon the full execution of our “mine-to-magnets” strategy and completion of our modernization and expansion efforts at our Mountain Pass facility, we expect to be one of the world’s most integrated producers of rare earth products, including oxides, metals, alloys and magnets. Rare earths are critical inputs in many existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. Global demand for rare earth elements, or REEs, is projected to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses.

Our goals are to:
•	develop innovative rare earth technologies and products vital to green energy, high-tech, defense and industrial applications;

•	be commercially sustainable, globally competitive, profitable and environmentally superior;

•	act as a responsible steward of our rare earth resources; and

•	use our technology to improve the daily lives of people throughout the world.
We have made significant investments, and expect to continue to invest, in developing technologically advanced and proprietary applications for individual REEs. Under our “mine-to-magnets” strategy, we plan to integrate the rare earths supply chain: mining; oxide processing; production of metals and alloys; and production of rare earth-based magnets. We are in the process of modernizing and expanding our production capabilities at our Mountain Pass, California facility, and our recent acquisitions of MMA and the controlling interest in Molycorp Silmet provide us with additional capacity for the production of rare earth oxides as well as the ability to produce rare earth metals and alloys.
Our vision is to be the rare earth products and technology company recognized for its “ETHICS” — Excellence, Trust, Honesty, Integrity, Creativity and Safety. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted “Sentinels of Safety” award from the Mine Safety and Health Administration, or MSHA, for three of the last six years. Additionally, the MMA facility has not had a lost-time accident for the past 14 years and the Molycorp Silmet facility has had one lost-time accident during the second quarter of 2011 and no lost-time accidents for over 12 months prior to the acquisition by Molycorp.
Our Mine Process and Development Plans
We recommenced mining operations in December 2010 and are preparing to recommence milling operations, which we expect to occur in the first quarter of 2012. Recommencement of mining and milling operations is coincident with our initial modernization and expansion plan, which will give us the capacity to efficiently produce at a rate of approximately 19,050 mt of REO per year by the end of 2012. Additionally, upon the completion of our capacity expansion plan at Mountain Pass, we expect to have the ability to produce up to approximately 40,000 mt of REO per year by the end of 2013. Prior to the expected completion of our initial modernization and expansion efforts at Mountain Pass, we expect to produce approximately 3,000 mt to 5,000 mt per year in the aggregate of cerium products, lanthanum concentrate, didymium oxide and heavy rare earth concentrates from stockpiled feedstock.
We currently produce rare earth metals outside of the United States through a third-party tolling arrangement. As a result of our acquisitions of MMA and of a controlling interest in Molycorp Silmet, we added facilities and equipment for metal conversion and alloy production within the Molycorp organization. We intend to transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to Molycorp Silmet and MMA to produce rare earth metals and alloys.
The following table provides ranges for expected production of rare earth products at our three production facilities for the remainder of 2011.

							Molycorp Metals and
	Molycorp Minerals		Molycorp Silmet				Alloys
	(Mountain Pass, CA)		(Estonia)				(Tolleson, AZ)				Total
	(range of mt of REO)		(range of mt of REO)				(range of mt of REO)				(range of mt of REO)
	Low	High	Low		High		Low		High		Low	High
	Range	Range	Range		Range		Range		Range		Range	Range
1Q2011 (actuals)	499	499	229	*	229	*	68	*	68	*	796	796
2Q2011 (actuals)	815	815	381		381		53		53		1,249	1,249
3Q2011	977	1,321	400		500		51		69		1,428	1,890
4Q2011	1,017	1,377	400		500		51		69		1,468	1,946
	3,308	4,012	1,410		1,610		223		259		4,941	5,881
							(540 tons of total alloy)		(630 tons of total alloy)

*	Prior to our acquisitions in April 2011
Molycorp Silmet also produced 80 mt of rare earth metal for the three months ended June 30, 2011, and expects to produce approximately 84 mt of it per quarter for the remainder of 2011.

In August 2011, we entered into a preliminary agreement with Hitachi Metals, Ltd., or Hitachi, for the supply of magnetic rare earth products and lanthanum. Under the three-year agreement, we will initially provide the rare earth products to Hitachi from our current commercial scale operations at Mountain Pass. Following completion of Project Phoenix Phase 1, we can supply the rare earth products from our new facility at Mountain Pass or our other facilities (including Tolleson and Estonia) for the remaining term of the agreement. Prices under this agreement are based on international market price indexes published by third parties and typically used by the rare earth industry. Molycorp and Hitachi have suspended negotiations concerning the formation of a joint venture for the production of rare earth alloys and magnets in the United States, and for Molycorp to acquire a license from Hitachi for certain technology related to the production of rare earth magnets. The negotiations were suspended due to the inability to reach agreement on certain key matters affecting the value of the joint venture to each party. We are currently in advanced discussions with other companies regarding magnet joint venture opportunities and are optimistic about potential developments in the near term, although there is no assurance that these joint ventures will be established.
We anticipate the cost to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal and alloy production in connection with our initial modernization and expansion plan to be approximately $531 million, excluding capitalized interest, through 2012. Additionally, we estimate, that we will incur approximately $250 million, excluding capitalized interest, of capital costs through 2013 in connection with the second-phase capacity expansion plan. Our estimated capital expenditures of $781 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $20 million to $25 million per year, and capitalized interest.
We expect to finance the remaining capital expenditures under our initial modernization and expansion and the second-phase capacity expansion plans as well as working capital requirements, with Molycorp Minerals’ available cash balances of $670 million as of June 30, 2011, and anticipated revenue from operations. Additionally, we may elect to satisfy certain capital expenditure requirements through vendor financing, leasing or other financing arrangements.
On December 10, 2010, we entered into a memorandum of understanding with Sumitomo Corporation, or Sumitomo, pursuant to which Sumitomo agreed to, among other things, purchase $100 million of the Company’s common stock and arrange for $30 million of debt financing. Sumitomo is currently conducting a due diligence review and the consummation of these transactions with Sumitomo is subject to the satisfaction of numerous conditions and finalization of definitive agreements.
Prior to securing proceeds for our capital plans through the IPO, the issuance of our Convertible Preferred Stock and our 3.25% Convertible Senior Notes due 2016 or Notes, we submitted a Part I application for a loan guarantee with the U.S. Department of Energy, or DOE, on June 2010 for up to $280 million. On July 21, 2010, the DOE deemed the Company’s application eligible for submission of a part II application, which was submitted on December 31, 2010. Due to program and resource constraints, our application under Section 1705 of the DOE loan guarantee program, or LGP, was put on hold on May 10, 2011. At that time, DOE advised us that our project may be eligible for funding under Section 1703 of the LGP. We have elected to withdraw our application under the DOE loan guarantee program due to our success in raising capital through the Convertible Preferred Stock and the Notes offerings.
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
We commenced a second pilot processing campaign in the second quarter of 2010 in an effort to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this effort, we are producing cerium and lanthanum products, as well as didymium oxide from bastnasite concentrate stockpiles. In July 2010, we began selling our didymium oxide primarily to customers in the magnet industry. During the third quarter of 2010, we began selling our cerium products to customers in the automobile emissions catalyst production industry and we completed our initial sale of XSORBX ® to the water treatment industry. Additionally, in the fourth quarter of 2010, we commenced production of didymium metal from our oxide through a third-party processor and began selling this product primarily to customers in the magnet industry during the first quarter of 2011. Also, in the first quarter of 2011, in anticipation of our acquisition, AS Silmet commenced contract tolling for us of mixed rare earth carbonates into lanthanum oxide, cerium carbonate, neodymium and praseodymium, which we began selling in 2011. Effective with the April 1, 2011 acquisition, Molycorp Silmet produces the additional rare earth products and two new metal products, tantalum and niobium, within the Molycorp organization. With our acquisition of MMA, which also occurred during the second quarter of 2011, we added NdFeB alloy and SmCo alloy to Molycorp’s product mix. With these products, we have begun expanding and diversifying our product mix and our customer base and we are realizing revenues from increasing sales volumes and higher REO pricing.

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
As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. According to Metal-Pages, from December 31 2010 through June 30, 2011, and from March 31, 2011 to June 30, 2011, prices for rare earths have risen on average by approximately 271% and 78%, respectively. Furthermore, over the same periods, prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and praseodymium oxide) have risen on average by more than 186% and 32%, respectively.

	Prices (USD/Kg)*			Change
				June 30,	June 30,
	December 31,	March 31,	June 30,	2011	2011
Rare Earth Oxides	2010	2011	2011	YTD	QTD
Lanthanum	59	121	149	153%	23%
Cerium	61	121	150	146%	24%
Praseodymium	86	196	240	179%	22%
Neodymium	87	201	320	268%	59%
Samarium	35	106.5	130	271%	22%
Europium	630	940	3,200	408%	240%
Gadolinium	45	147	205	356%	39%
Terbium	605	990	2,920	383%	195%
Dysprosium	295	640	1,520	415%	138%
Yttrium	73	143	172	136%	20%

*	Source: Metal-Pages.com
Supply of Rare Earth Products
China has dominated the global supply of REOs for the last ten years and, according to Industrial Minerals Company of Australia Pty Ltd, a rare-earth market consultant, it is estimated that China accounted for approximately 95% of global REO production in 2010. Even with our planned production, global supply is expected by analysts to remain tight due to the combined effects of growing demand and actions taken by the Chinese government to restrict exports. The Chinese government heightened international supply concerns beginning in August 2009 when China’s Interior Ministry first signaled that it would further restrict exports of Chinese rare earth resources. Citing the importance of REE availability to internal industries and the desire to conserve resources, the Chinese government has announced export quotas, increased export tariffs and introduced a “mining quotas policy” that, in addition to imposing export quotas and export tariffs, also imposes production quotas and limits the issuance of new licenses for rare earth exploration. On July 8, 2010, China’s Ministry of Industry and Information Technology issued the export quota for the second half of 2010, which reduced exports by 72% compared with the second half of 2009 and 40% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. On December 28, 2010, China’s Ministry of Industry and Information Technology further reduced the export quota for the first half of 2011, reducing exports by 35% compared with the first half of 2010 and 20% for the twelve months ended June 30, 2011 as compared to the twelve months ended June 30, 2010. In July 2011, the Chinese government announced export quotas for the second half of 2011. When combined with the export quotas for the first half of 2011, China’s 2011 rare earth exports represent a decline from 2010 levels, given that ferro alloys are now included in the export quotas, which was not the case in 2010. That means that less rare earth oxide equivalent material will be exported than what the overall quota suggests. China’s internal consumption of rare earths is expected to continue to grow, leaving the Rest of World with less supply during a period of increasing global demand. China also dominates the manufacture of rare earth metals, producing substantially all of the world’s supply, and the manufacture of NdFeB magnets, producing approximately 80% of the world’s supply. Neither capability currently exists in the United States.

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
Factors Affecting Our Results
Modernization and Expansion of Mountain Pass Facility
We anticipate a dramatic change in our business and results of operations upon the completion of our planned modernization and expansion of our Mountain Pass facility in connection with our initial modernization and expansion plan and the full execution of our “mine-to-magnets” strategy through which we will produce rare earth metals, alloys, and magnets in 2012. For example, we expect to increase our capacity and ability to produce and sell a significantly expanded slate of products, including specialty cerium products for water treatment, neodymium and praseodymium metal, NdFeB and SmCo alloys for magnets, europium, gadolinium, and terbium oxides for phosphors, and dysprosium and terbium for magnets.
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
We plan to utilize the assets we acquired from Chevron Mining Inc. as a foundation to build an integrated rare earth products and technology company, which requires considerable additional capital investment. We believe the application of improved technologies, along with the capital investment, will allow us to create a sustainable business by cost effectively producing high purity rare earth products. Between now and the start-up of the new processing facility, we anticipate further diversifying our product line through the production of samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles. Upon completion of the modernization and expansion of the Mountain Pass facility, we expect to produce lanthanum, cerium, praseodymium, neodymium, samarium, europium, gadolinium, terbium, dysprosium and yttrium in various chemical compounds and/or metal forms, including alloys. In addition to the modernization and expansion of the Mountain Pass facility, we expect to significantly broaden our operations through the addition of a number of downstream activities and products. For example, our acquisitions of MMA and the controlling interest in Molycorp Silmet provided us with the facilities and equipment to produce rare earth metals and NdFeB and SmCo alloys. We intend to use some of the NdFeB alloy and dysprosium metal product in a magnet production facility, which we anticipate developing through a joint venture arrangement. Accordingly, upon full implementation of our “mine-to-magnets” strategy, we expect our new products to have significantly more applications and a broader market base than our current products.
Revenues
In the second quarter of 2010, we commenced a second pilot processing campaign to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve our recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this second pilot processing campaign, we are producing cerium and lanthanum products as well as didymium oxide from bastnasite concentrate stockpiles. In the fourth quarter of 2010, we commenced production of didymium metal from our oxide through a third-party processor. In the first quarter of 2011, AS Silmet commenced tolling for us of mixed rare earth carbonates into lanthanum oxide, cerium carbonate, neodymium and praseodymium. As a result of the Molycorp Silmet acquisition, we added the production of those rare earth products and two new metal products, tantalum and niobium, within the Molycorp organization. From our acquisition of MMA, we added neodymium iron boron, or NdFeB alloy and SmCo alloy to our product mix. The addition of these new products has significantly increased the diversity of our product mix. The following is a summary of the percentage of revenue from our Mountain Pass facility, net of intercompany sales, by significant product line for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30		June 30
Molycorp Minerals (Mountain Pass)	2011	2010	2011	2010
Lanthanum products	25%	94%	30%	92%
Ceric Hydrate	31%	0%	31%	0%
Didymium products	34%	0%	29%	2%
Other cerium products	7%	2%	6%	1%

Revenue from sales of rare earth products and rare metals from Molycorp Silmet and from sales of rare earth and specialty alloy products from MMA accounted for 29% and 10%, respectively, of our consolidated sales for the three months ended June 30, 2011, and 23% and 8%, respectively, of our consolidated sales for the six months ended June 30, 2011.
Our prices and product mix are determined by a combination of global and regional supply and demand factors. Our revenue increased significantly for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, due to the combination of a general increase in the market prices of REOs and higher sales volumes of ceric hydrate and didymium products, which have significantly higher values than the lanthanum products that comprised substantially all of our sales in 2010, and the increase in our product mix. Sales from our Mountain Pass facility, net of intercompany sales, for the three and six months ended June 30, 2011 included 829 and 1,525 mt of REOs, including purchased REOs, respectively, at an average price of $72.80 per kilogram and $56.79 per kilogram, respectively, compared to sales of 266 and 688 mt of REO at an average price of $7.16 per kilogram and $7.15 per kilogram for the three and six months ended June 30, 2010. The REO quantities we sell are determined by the production capabilities of the Mountain Pass facility and by demand for our product, which is also influenced by the level of purity and consistency we are able to achieve.
Pursuant to a contract with one of our largest customers, we are supplying a significant amount of our REOs through mid-2012 at market-based prices subject to a ceiling based on market prices at June 1, 2010, and a floor. This contract was amended effective July 1, 2011 to increase the price ceiling. Under a second contract, we will supply the same customer with approximately 75% of our phase one lanthanum product production per year at market-based prices subject to a floor for a three-year period commencing upon the achievement of expected annual production rates under our initial modernization and expansion plan, which may be extended at the customer’s option for an additional three-year period. Upon execution of definitive agreements pursuant to our memorandum of understanding with Sumitomo, we also expect to provide Sumitomo with approximately 1,500 mt per year (and following completion of our initial modernization and expansion plan, approximately 1,750 mt per year) of cerium and lanthanum-based products and 250 mt per year of didymium oxide for a period ending five years after the completion of our initial modernization and expansion of the Mountain Pass facility, at market-based prices subject to a floor. Although prices for REOs have generally increased since October 2009, this increase followed a period of generally lower prices corresponding with the global financial crisis beginning in 2008. Many factors influence the market prices for REOs and, in the absence of established pricing in customer contracts, our sales revenue will fluctuate based upon changes in the prevailing prices for REOs. We use various industry sources, including certain publications, in evaluating prevailing market prices and establishing prices for our products because there are no published indices for rare earth products, including alloys or magnets.
We expect our quarterly production for the rest of 2011 to range from approximately 40% to 50% higher than the first quarter and to approximate our second quarter production due to increased processing capacity from the recent acquisitions of MMA and the controlling interest in Molycorp Silmet and increased production from our Mountain Pass facility. Substantially all of our lanthanum production in 2011 (which accounts for approximately 50% of our production and is expected to be approximately 1,250 mt for the remainder of 2011), will be sold pursuant to the contract with one of our principal customers described above under which our pricing is subject to a price ceiling, which is well below current prices; production of our remaining materials will generally be sold based on prevailing market prices. Accordingly, our ability to realize prevailing market prices in the near term is limited due to that sales contract with one of our principal customers for our lanthanum product, which reverts to prevailing market pricing upon the completion of the initial modernization and expansion plan at Mountain Pass.
Cost of Goods Sold
Our cost of goods sold reflects the cost allocated to our inventory acquired as part of our acquisition of the Mountain Pass facility and, with respect to our recent sales of lanthanum, cerium and didymium products, the subsequent processing costs incurred to produce the product. Because many of our costs are fixed costs, as our production increases or decreases, our average cost per metric ton decreases or increases, respectively. Primary production costs include direct labor and benefits, maintenance, natural gas, electricity, operating supplies, chemicals, depreciation and amortization and other plant overhead expenses.
Currently, our most significant variable costs are chemicals, raw materials for alloy production and electricity. In the future, we intend to produce more of our chemicals at a plant on-site, which will reduce our variable chemical costs. We also intend to build a co-generation facility to provide power. Following such steps, natural gas will substantially replace third-party electricity costs and become one of our most significant variable costs.
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
Beginning in the second quarter of 2011, our cost of goods sold also includes the cost allocated to our inventory acquired as part of our acquisitions of MMA and the controlling interest in Molycorp Silmet as well as the costs of production subsequent to our acquisitions.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of: personnel and related costs; legal, accounting and other professional fees; occupancy costs; and information technology costs. We continue to experience increased selling, general and administrative expenses as we expand our business and operate as a publicly traded company. These expenses include additional personnel costs as we construct our new facilities and pursue other business development activities to execute our “mine-to-magnets” business plan. We have also experienced additional legal, compliance and corporate governance expenses, as well as additional accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees and increased premiums for certain insurance policies, among other expenses. Additionally, we incurred significant professional fees and other expenses in connection with the business acquisitions that we completed in April 2011, and our future selling, general and administrative expenses will be higher as a result of those acquisitions.
Income Taxes
Prior to our Corporate Reorganization, we operated entirely within limited liability companies, which were not directly liable for the payment of federal or state income taxes and our taxable income or loss was included in the state and federal tax returns of Molycorp, LLC’s members. Molycorp, Inc. is subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2011, we recorded $6.6 million and $6.4 million, respectively in income tax benefits.
Environmental
Our operations are subject to numerous and detailed federal, state and local environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gases, or GHG, emissions, water usage and pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we have acquired enough air emission offset credits for both our initial modernization and expansion plan and our second phase capacity expansion plan. In addition, during the six months ended June 30, 2011 and 2010, we incurred operating expenses of approximately $2.0 million and $0.4 million, respectively, associated with environmental compliance requirements. The costs expected to be incurred as part of our on-going remediation, which is expected to continue throughout the Mountain Pass facility’s operating, closure and post-closure periods, are included as part of our asset retirement obligations. See “— Critical Accounting Policies and Estimates — Reclamation.” We anticipate the need to dispose of a portion of the wastewater in one of our evaporation ponds in order to repair recently detected lining tears. We estimate the wastewater transportation and disposal costs associated with this repair to be approximately $0.8 million in 2011. In addition, while our chlor-alkali plant is being constructed, we intend to remove and dispose of any wastewater generated in excess of our evaporation capability at an off-site location, as a result of which we may incur additional significant costs.
We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the way such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated environmental expenditures will be required in 2011 or in the future, including expenditures in connection with our acquisitions of MMA and the controlling interest in Molycorp Silmet. We expect continued government and public emphasis on environmental issues will result in increased future investment for environmental controls at our operations. Additionally, with increased attention paid to emissions of GHGs, including carbon dioxide, current and future regulations are expected to affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.
Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for costs relating to environmental contamination at our facility or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of June 30, 2011, we had placed a total of $27.4 million of surety bonds with California state and regional agencies. These bonds require annual payment and renewal. In the second quarter of each year, we are required to provide the State of California with an updated estimate of the costs associated with the mine reclamation. This estimate is reviewed and approved by the State of California, after which we are responsible for making any necessary changes to a surety bonds placed with the State of California.

As a result of new construction activity at Mountain Pass associated with our modernization and expansion project, additional lands have been disturbed since the last mine reclamation cost estimate in 2010, resulting in an increase in the mine reclamation obligation from $3.3 million to $4.1 million. The additional $0.8 million surety bond associated with this increase was placed with the State of California subsequent to June 30, 2011. The EPA has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.
Results of Operations
Three Months Ended June 30, 2011 and 2010 (In thousands)

	Three Months Ended
	June 30
	2011	2010	Change
Sales	$99,615	$1,904	$97,711
Cost of goods sold	(42,923)	(5,576)	(37,347)
Selling, general and administrative expenses	(13,817)	(4,254)	(9,563)
Stock-based compensation	(412)	(15,133)	14,721
Depreciation and amortization expense	(283)	(61)	(222)
Accretion expense	(240)	(216)	(24)

Operating income (loss)	41,940	(23,336)	65,276
Other income
Other income	133	45	88
Interest income	70	—	70

Income (loss) before income taxes	42,143	(23,291)	65,434
Provision for income taxes	6,612	—	6,612

Net income (loss)	$48,755	$(23,291)	72,046

Revenues
For the three months ended June 30, 2011 and 2010, our consolidated sales were $99.6 million and $1.9 million, respectively. This significant increase in revenue is due to the combination of a general increase in the prices of REO products, sales of new metal and alloy products as a result of our acquisitions of MMA and the controlling interest in Molycorp Silmet, and higher sales volumes of cerium and didymium products, which have much higher sale prices per kilogram than the lanthanum products that comprised substantially all our sales in 2010.

			Molycorp	Eliminations
Three Months Ended June 30, 2011	Molycorp	Molycorp	Metals and	and Other	Total
(In thousands)	Minerals	Silmet	Alloys	Adjustments	Molycorp
Sales:
Total	$76,295	$32,656	$10,250	$(19,586)	$99,615
Intersegment	(15,947)	(3,639)	—	19,586	—
Cost of goods sold
Total	(21,709)	(20,472)	(11,143)	10,401	(42,923)
Intersegment	2,770	7,631	—	(10,401)	—
Selling, general and administrative expenses	(12,294)	(1,411)	(112)	—	(13,817)
Depreciation, amortization and accretion expense	(332)	—	(191)	—	(523)
Stock-based compensation	(412)	—	—	—	(412)

Operating income (loss)	28,371	14,765	(1,196)	—	41,940
Other income (expense)	304	(103)	2	—	203

Income before income taxes	$28,675	$14,662	$(1,194)	$—	$42,143

Total assets at June 30, 2011	$1,099,900	$152,984	$29,705	$(140,923)	$1,141,666

Capital expenditures (accrual basis)	$70,742	$2,231	$—	$—	$72,973

Molycorp Minerals (Mountain Pass)
Molycorp Minerals’ sales were $76.3 million and $1.9 million for the three months ending June 30, 2011 and 2010, respectively. Lanthanum sales for the three months ended June 30, 2011 consisted primarily of lanthanum oxide, which has a relatively higher sales price per kilogram compared to sales for the three months ended June 30, 2010, which consisted primarily of lanthanum concentrate that has a relatively lower sales price per kilogram. Both ceric hydrate and didymium products, which have a relatively higher sales price per kilogram as compared to our other products, accounted for 37% and 32%, respectively, of our total revenue for the three months ended June 30, 2011 as compared to zero and zero for the three months ended June 30, 2010, respectively. With the commencement of our second pilot processing campaign, the production of lanthanum concentrate has been replaced by lanthanum chlorohydrate, which is a more marketable product. In total, for the three months ended June 30, 2011, we sold 988 mt of REO products at an average sales price of $77.22 per kilogram compared to sales of 266 mt of REO products at an average sales price of $7.16 per kilogram for the three months ended June 30, 2010. We anticipate cerium products, including XSORBX®, lanthanum products and didymium products to make up a significant percentage of our total revenue until we complete the modernization and expansion of the Mountain Pass facility. The following is a summary of the revenue percentages by significant product for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30
Molycorp Minerals (Mountain Pass)	2011	2010
Lanthanum products	21%	94%
Ceric Hydrate	37%	—
Didymium products	32%	—
Other cerium products	7%	2%
Molycorp Silmet
Molycorp Silmet’s revenues for the three months ended June 30, 2011 were $32.7 million. Molycorp Silmet is one of two rare earth processing facilities in Europe and its main focus is on the production of rare earth products and rare metals. Rare earth product revenue was approximately 58% of total Molycorp Silmet revenue and includes cerium carbonate, niobium oxide, praseodymium oxide, lanthanum oxide and lanthanum carbonate. Rare metal revenue was approximately 42% of total Molycorp Silmet revenue and primarily includes tantalum and niobium.
Molycorp Metals and Alloys
MMA’s revenues from April 15, 2011 through June 30, 2011 were $10.3 million. MMA produces custom made alloys and high purity rare earth metals. As part of the acquisition of MMA we entered into a rare earth products purchase and supply agreement with Santoku through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement. Sales to Santoku under the terms of this agreement were $7.3 million from April 15, 2011 through June 30, 2011 and comprised 71% of total MMA revenue.

Cost of Goods Sold
Molycorp Minerals (Mountain Pass)
Molycorp Minerals’s cost of goods sold was $21.7 million and $5.6 million for the three months ended June 30, 2011 and 2010, respectively. The higher costs for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, were due to higher sales and higher production costs. Lower of cost or market inventory write-downs were zero and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. In addition, the Company recognized a $1.0 million write-down of work in process inventory based on estimate REO quantities for the three months ended June 2011.
Total production costs charged to inventory were $12.3 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively. Inventory purchases were $5.9 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively. The primary products we purchased during those periods were lanthanum oxide, cerium carbonate, neodymium oxide, didymium metal and praseodymium oxide.
The following is a summary of the production quantities in metric tons by significant product for the three months ended June 30, 2011 and the corresponding production quantities for the three months ended June 30, 2010 (in metric tons).

	Three Months Ended
	June 30
Molycorp Minerals (Mountain Pass)	2011	2010
Lanthanum products	346	119
Ceric Hydrate	325	—
Didymium products	121	32
Other cerium products	23	—
Production costs charged to inventory were higher during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, due to increased production levels. We expect to attain increased production levels throughout 2011.
Chemical costs allocated to production were $3.1 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively. Chemical costs in the second quarter of 2011 were higher compared to the same period in 2010 due to higher production levels, despite improved processing techniques that reduced chemical usage, and an increase in prices for chemicals.
Labor costs, including related employee benefits, allocated to production were $3.7 million and $2.1 million the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 we had a total of 239 employees at Mountain Pass and our corporate office compared to 135 employees at June 30, 2010, which led to higher wage and employee related benefit expenses. During the second quarter of 2011, we also experienced increase in labor costs as compared to the second quarter of 2010, due to the annual wage increase required under our union contract in March 2011.
Maintenance costs, including maintenance labor and supplies, were $0.7 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively. Utility charges, which primarily include electricity, were $0.8 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively.
Other costs allocated to production, including depreciation, were $7.1 million and $1.3 million for three months ended June 30, 2011 and 2010, respectively. These costs were higher in the second quarter of 2011 due to the significant increase in depreciation expense from the placement of assets into service of over $7.0 million related to the second pilot processing campaign during the second quarter of 2010. These assets are being depreciated over a 32-month period as they will be decommissioned with the full restart of the mine at the end of 2012.
In March 2010, we also began blending our existing didymium oxide inventory, which, prior to blending, contained varying percentages of neodymium and praseodymium, to create a more consistent content which better meets customer specifications. As of June 30, 2011, approximately 806 mt were blended. Blended inventory is reclassified from work in process to finished goods.
Molycorp Silmet
Molycorp Silmet’s cost of goods sold for the three months ended June 30, 2011 was $20.5 million. Cost of goods sold primarily reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily includes labor, materials and reagents, energy, depreciation and other related costs incurred in the production process.

Molycorp Metals and Alloys
MMA’s cost of goods sold from April 15, 2011 through June 30, 2011 was $11.1 million. Cost of goods sold primarily reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily includes labor, materials, energy, depreciation and other related costs incurred in the production process.
Selling, General and Administrative Expenses
Molycorp Minerals (Mountain Pass)
Molycorp Minerals’ selling, general and administrative expenses were $12.3 million and $4.3 million for the quarters ended June 30, 2011 and 2010, respectively. Beginning in the first quarter of 2010, we experienced a significant increase in professional fees primarily due to increasing our staffing as we prepared to start construction of our new facilities in January 2011 and other business development activities to execute our “mine-to-magnets” business plan. We have also experienced increased spending for accounting, information technology consulting and engineering services.
In addition, we recognized $0.4 million and $15.1 million in stock-based compensation in the three months ended June 30, 2011 and 2010, respectively.
Molycorp Silmet
Molycorp Silmet’s selling, general and administrative Expenses for the three months ended June 30, 2011 were $1.4 million. Our selling, general and administrative expenses consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.
Molycorp Metals and Alloys
MMA’s selling, general and administrative Expenses for the three months ended June 30, 2011 were $0.1 million. Our selling, general and administrative expenses consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.
Six Months Ended June 30, 2011 and 2010 (In thousands)

	Six Months Ended
	June 30
	2011	2010	Change
Sales	$125,876	$4,922	$120,954
Cost of goods sold	(59,600)	(11,526)	(48,074)
Selling, general and administrative expenses	(22,156)	(8,734)	(13,422)
Stock-based compensation	(3,311)	(15,133)	11,822
Depreciation and amortization expense	(366)	(156)	(210)
Accretion expense	(474)	(479)	5

Operating income (loss)	39,969	(31,106)	71,075
Other income (expense)
Other income (expense)	(35)	66	(101)
Interest income	210	—	210

Income (loss) before income taxes	40,144	(31,040)	71,184
Provision for income taxes	6,413	—	6,413

Net income (loss)	$46,557	$(31,040)	77,597

Revenues
For the six months ended June 30, 2011 and 2010, our sales were $125.9 million and $4.9 million, respectively. This significant increase in revenue is due to the combination of a general increase in the price of REO products, sales of new metal and alloy products as a result of our acquisitions of MMA and the controlling interest in Molycorp Silmet and higher sales volumes of cerium and didymium products, which have much higher sale prices per kilogram than the lanthanum products that comprised substantially all our sales in 2010. The following is a summary of the revenue percentages by significant product for the six months ended June 30, 2011 and 2010.

			Molycorp	Eliminations
Six Months Ended June 30, 2011	Molycorp	Molycorp	Metals and	and Other	Total
(In thousands)	Minerals	Silmet	Alloys	Adjustments	Molycorp
Sales:
Total	$102,556	$32,656	$10,250	$(19,586)	$125,876
Intersegment	(15,947)	(3,639)	—	19,586	—
Cost of goods sold
Total	(38,386)	(20,472)	(11,143)	10,401	(59,600)
Intersegment	2,770	7,631	—	(10,401)	—
Selling, general and administrative expenses	(20,633)	(1,411)	(112)	—	(22,156)
Depreciation, amortization and accretion expense	(649)	—	(191)	—	(840)
Stock-based compensation	(3,311)	—	—	—	(3,311)

Operating income (loss)	26,400	14,765	(1,196)	—	39,969
Other income (expense)	276	(103)	2	—	175

Income before income taxes	$26,676	$14,662	$(1,194)	$—	$40,144

Total assets at June 30, 2011	$1,099,900	$152,984	$29,705	$(140,923)	$1,141,666

Capital expenditures (accrual basis)	$111,966	$2,231	$—	$—	$114,197

Molycorp Minerals (Mountain Pass)
Molycorp Minerals’ our sales were $102.6 million and $4.9 million for the six months ending June 30, 2011 and 2010, respectively. Lanthanum sales for the six months ended June 30, 2011 consisted primarily of lanthanum oxide, which has a relatively higher sales price per kilogram compared to sales for the six months ended June 30, 2010, which consisted primarily of lanthanum concentrate that has a relatively lower sales price per kilogram. Both ceric hydrate and didymium products, which have a relatively higher sales price per kilogram as compared to our other products, accounted for 35% and 28%, respectively, of our total revenue for the six months ended June 30, 2011 as compared to zero and 2% for the six months ended June 30, 2010, respectively. With the commencement of our second pilot processing campaign, the production of lanthanum concentrate has been replaced by lanthanum chlorohydrate, which is a more marketable product. In total, for the six months ended June 30, 2011, we sold 1,684 mt of REO products at an average sales price of $60.90 per kilogram compared to sales of 688 mt of REO products at an average sales price of $7.15 per kilogram for the six months ended June 30, 2010. We anticipate cerium products, including XSORBX®, lanthanum products and didymium products to make up a significant percentage of our total revenue until we complete the modernization and expansion of the Mountain Pass facility. The following is a summary of the revenue percentages by significant product for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30
Molycorp Minerals (Mountain Pass)	2011	2010
Lanthanum products	27%	92%
Ceric Hydrate	35%	—
Didymium products	28%	2%
Other cerium products	7%	1%
Molycorp Silmet
Molycorp Silmet’s revenues for the six months ended June 30, 2011 were $32.7 million. Rare earth product revenue was approximately 58% of total Molycorp Silmet’s revenues and includes cerium carbonate, niobium oxide, praseodymium oxide, lanthanum oxide and lanthanum carbonate. Rare metal revenue was approximately 42% of total Molycorp Silmet’s revenues and primarily includes tantalum and niobium.
Molycorp Metals and Alloys
MMA’s revenues for the six months ended June 30, 2011 were $10.3 million. MMA produces exotic custom made alloys and high purity rare earth metals. As part of the acquisition of MMA we entered into a rare earth products purchase and supply agreement with Santoku through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement. Sales to Santoku under the terms of this agreement were $7.3 million for the six months ended June 30, 2011 and comprised 71% of total MMA revenue.

Cost of Goods Sold
Our cost of goods sold was $38.4 million and $11.5 million for the six months ended June 30, 2011 and 2010, respectively. The higher costs for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, were due to higher sales and higher production costs. Lower of cost or market inventory write-downs were $0.6 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively. In addition, the Company recognized a $1.0 million write-down of work in process inventory based on estimate REO quantities for the six months ended June 2011.
Total production costs charged to inventory were $20.2 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively. Inventory purchases were $11.6 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. The primary products we purchased during those periods were lanthanum oxide, cerium oxide, cerium carbonate, neodymium oxide, didymium metal and praseodymium oxide.
The following is a summary of the production quantities in metric tons by significant product for the six months ended June 30, 2011 and the corresponding production quantities for the six months ended June 30, 2010 (in metric tons).

	Six Months Ended
	June 30
Molycorp Minerals (Mountain Pass)	2011	2010
Lanthanum products	607	330
Ceric Hydrate	495	—
Didymium products	189	80
Other cerium products	23	—
Production costs charged to inventory were higher during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due to increased production levels. We expect to attain increased production levels throughout 2011.
Chemical costs allocated to production were $5.4 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Chemical costs in the second quarter of 2011 were higher compared to the same period in 2010 due to higher production levels, despite improved processing techniques that reduced chemical usage, and an increase in prices for chemicals.
Labor costs, including related employee benefits, allocated to production were $6.5 million and $4.0 million the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 we had a total of 239 employees at Mountain Pass and our corporate office compared to 135 employees at June 30, 2010, which led to higher wage and employee related benefit expenses. During the first quarter of 2011, we also experienced increase in labor costs as compared to the first quarter of 2010, due to the annual wage increase required under our union contract in March 2011.
Maintenance costs, including maintenance labor and supplies, were $1.4 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. Utility charges, which primarily include electricity, were $1.6 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.
Other costs allocated to production, including depreciation, were $11.8 million and $3.7 million for six months ended June 30, 2011 and 2010, respectively. These costs were higher in the second quarter of 2011 due to the significant increase in depreciation expense from the placement of assets into service of over $7.0 million related to the second pilot processing campaign during the second quarter of 2010. These assets are being depreciated over a 32-month period as they will be decommissioned with the full restart of the mine at the end of 2012.
In March 2010, we also began blending our existing didymium oxide inventory, which, prior to blending, contained varying percentages of neodymium and praseodymium, to create a more consistent content which better meets customer specifications. As of June 30, 2011, approximately 806 mt were blended. Blended inventory is reclassified from work in process to finished goods.
Molycorp Silmet
Molycorp Silmet’s cost of goods sold for the six months ended June 30, 2011 was $20.5 million. Cost of goods sold primarily reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily includes labor, materials and reagents, energy, depreciation and other related costs incurred in the production process.
Molycorp Metals and Alloys
MMA’s cost of goods sold for the six months ended June 30, 2011 was $11.1 million. Cost of goods sold primarily reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily includes labor, materials, energy, depreciation and other related costs incurred in the production process.

Selling, General and Administrative Expenses
Molycorp Minerals (Mountain Pass)
Molycorp Minerals’ selling, general and administrative expenses were $20.6 million and $8.7 million for the six months ended June 30, 2011 and 2010, respectively. Beginning in the first quarter of 2010, we experienced a significant increase in professional fees primarily due to increasing our staffing as we prepared to start construction of our new facilities in January 2011 and other business development activities to execute our “mine-to-magnets” business plan. We have also experienced increased spending for accounting, information technology consulting and engineering services.
In addition, we recognized $3.3 million and $15.1million in stock-based compensation in the six months ended June 30, 2011 and 2010, respectively.
Molycorp Silmet
Molycorp Silmet’s selling, general and administrative Expenses for the six months ended June 30, 2011 were $1.4 million. Our selling, general and administrative expenses consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.
Molycorp Metals and Alloys
MMA’s selling, general and administrative Expenses for the six months ended June 30, 2011 were $0.1 million. Our selling, general and administrative expenses consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.
Capital Expenditures
Our capital expenditures, on an accrual basis, totaled $114.2 million and $8.4 million for the six months ended June 30, 2011 and 2010, respectively. Most of the capitalized costs incurred during the six months ended June 30, 2010 are related to our second pilot processing campaign, which commenced in April 2010, and most of the capitalized costs for the six months ended June 30, 2011 relate to our modernization and expansion project at the Mountain Pass facility.
Outlook for the Remainder of 2011
For the remainder of 2011, we anticipate China-based producers and suppliers will continue to limit the quantity of REOs available outside of China, supporting strong pricing for REOs. We believe this trend will create opportunities for us to increase sales volumes and improve pricing terms for our products. While we expect the aftermath of the earthquake/tsunami in Japan may have a short-term negative impact on market demand in the third quarter, we expect full recovery of demand by the fourth quarter. While the REO products we are currently able to produce remain limited by the capability of our existing production facilities, we anticipate further expanding our products and markets throughout the remainder of the year, including market penetration of our XSORBX® technology into the water treatment industry. We will keep on supplying Molycorp Silmet and MMA with rare earth concentrates and REOs from our Mountain Pass facility to utilize their production capabilities and maximize value from these acquisitions. We believe that our revenue for the next six months will be sufficient to fund our operating activities for the remainder of the year, which includes corporate selling, general and administrative expense.
Capital Investments
We are incurring significant capital expenditures under our plans to modernize and expand our Mountain Pass facility, as well as consistent expenditures to replace assets necessary to sustain safe and reliable production. Most of the facilities and equipment acquired in connection with the acquisition of the Mountain Pass facility are at least 20 years old. We are executing an accelerated modernization plan that includes the refurbishment of the Mountain Pass mine and related processing facilities through 2012 in order to increase REO production. We expect to incur approximately $531 million in property, plant and equipment additions in connection with our initial modernization and expansion plan prior to December 31, 2012, and up to an additional $250 million in property, plant and equipment to build additional production capacity in connection with our capacity expansion plan, prior to December 31, 2013.
All of the amounts for future capital spending described above are initial estimates that are subject to change as the projects are further developed. Total capital spending in 2011 is expected to be approximately $389 million.
Liquidity and Capital Resources
Under our current business plan, we intend to spend approximately $531 million, excluding capitalized interest, through the end of 2012 to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal, alloy and magnet production in connection with our initial modernization and expansion plan. In addition, we expect to spend approximately $250 million, excluding capitalized interest, in capital costs to expand production capacity through the end of 2013. Our estimated capital expenditures of $781 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $20 million to $25 million per year, and capitalized interest.

We expect to finance our remaining capital expenditures under the initial modernization and expansion and the second-phase capacity expansion plans as well as our working capital requirements, with our available cash balances as of June 30, 2011, and anticipated revenue from operations. Additionally, we may elect to satisfy certain capital expenditure requirements through vendor financing, leasing or other financing arrangements.
On December 10, 2010, we entered into a memorandum of understanding with Sumitomo Corporation (“Sumitomo”), pursuant to which Sumitomo agreed to, among other things, purchase $100 million of our common stock and arrange for $30 million of debt financing. Sumitomo is currently conducting a due diligence review and the consummation of these transactions with Sumitomo is subject to the satisfaction of numerous conditions and finalization of definitive agreements.
Prior to securing proceeds for our capital plans through the IPO, the issuance of our Convertible Preferred Stock and our Notes we submitted a Part I application for a loan guarantee with the DOE in June 2010 for up to $280 million. On July 21, 2010, the DOE deemed our application eligible for submission of a part II application, which was submitted on December 31, 2010. Due to program and resource constraints, the application under Section 1705 of the LGP was put on hold on May 10, 2011. At that time, the DOE advised us that our project may be eligible for funding under Section 1703 of the LGP. We have elected to withdraw our application under the DOE loan guarantee program due to our success in raising capital through the Convertible Preferred Stock and the Notes offerings.
We currently expect that the cash acquired as part of our purchase of the controlling stake in Molycorp Silmet on April 1, 2011 and of all the issued and outstanding shares of capital stock of MMA on April 15, 2011, will be retained within those companies to fund their respective working capital needs.
Cash Provided from Operating Activities
Net cash provided from operations was $31.5 million in the first half of 2011, an increase of $46.2 million from the first six months in 2010 primarily driven by a higher net income, partially offset by a net increase in working capital requirements. Significant sales growth combined with larger production volume during the first half of 2011 led to much higher account receivable and inventory balances as compared to the same period in 2010.
Investing Activities
Net cash used in investing activities increased to $89.0 million during the first half of 2011 as compared to $7.3 million during the same period of 2010, due to higher capital expenditures as part our modernization and expansion plan at Mountain Pass, and due to the cash paid for the business acquisitions we completed in April 2011.
Financing Activities
Net cash provided from financing activities increased from $20.3 million during the six months ended June 30, 2010 to $421.0 million during the six months ended June 30, 2011, primarily due to the net proceeds from the sale of our Convertible Preferred Stock and from the sale of our Convertible Notes, partially offset by the $3.3 million preferred dividend that we paid in June 2011, and $4.4 million of debt repayments.
Contractual Obligations
As of June 30, 2011, we had the following contractual obligations in thousands:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Operating lease obligations (1)	$1,238	$142	$456	$444	$196
Purchase obligations (2)	289,841	188,079	59,239	10,306	32,217
Employee obligations (3)	870	668	202	—	—
Asset retirement obligations (4)	21,729	353	6,932	584	13,860
Debt and capital lease obligations, excluding interest	244,262	2,610	3,336	3,128	235,188

Total	$557,940	$191,852	$70,165	$14,462	$281,461

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents payments due to employees for awards under our annual incentive plan.

(4)	Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.
Off-Balance Sheet Arrangements
As of June 30, 2011, our only off-balance sheet arrangements are the operating leases reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements
In December 2010, the Financial Standard Accounting Board, or FASB, issued ASU 2010-29: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis.
The Company adopted this guidance and provided the supplemental pro forma information related to the business combination of MMA and the controlling interest in Molycorp Silmet in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In June 2011, the FASB issued ASU 2011-05: Presentation of Comprehensive Income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. For public entities, the amendments, which should be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.
Molycorp early adopted this update and elected to present comprehensive income in two separate, but consecutive statements for the three- and six-month periods ended June 30, 2011. No retroactive application of this update was necessary as the Company did not have any items entering into the determination of comprehensive income (loss) other than net income (loss) for all periods prior to the second quarter of 2011.
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

Didymium	Didymium is a combination of neodymium and praseodymium, approximately 75% neodymium and approximately 25% praseodymium.

Dysprosium	Dysprosium (Dy) is used in high power neodymium iron boron magnets to enhance thermal stability.

Europium	Europium (Eu) is desirable due to its photon emission. Excitation of the europium atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission. Almost all practical uses of europium utilize this luminescent behavior.

Gadolinium	Gadolinium (Gd) absorbs neutrons and therefore is used for shielding in neutron radiography and in nuclear reactors. Because of its paramagnetic properties, solutions of organic gadolinium complexes and gadolinium compounds are the most popular intravenous medical magnetic resonance imaging contrast agents in MRI.

Grade	The average REE content, as determined by assay of a metric ton of ore.

Lanthanum	Lanthanum (La) is the first member of the Lanthanide series. Lanthanum is a strategically important rare earth element due to its use in fluid bed cracking catalysts, FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells and batteries.

Mill	A processing plant that produces a concentrate of the valuable minerals contained in an ore.

Mineralization	The extent and form of metal atom deposition as found in rocks or ore or the process by which the metals came to be deposited there.

Monazite	Monazite is a reddish-brown phosphate mineral. Monazite minerals are typically accompanied by concentrations of uranium and thorium. This has historically limited the processing of Monazite, however this mineral is becoming more attractive because it typically has elevated concentrations of heavy rare earths.

Niobium	Niobium is a rare, soft, grey, ductile transition metal found in the minerals pyrochlore, the main commercial source for niobium, and columbite. Niobium is used mostly in alloys, the largest part in special steel such as that used in gas pipelines. Although alloys contain only a maximum of 0.1%, that small percentage of niobium improves the strength of the steel. The temperature stability of niobium-containing superalloys is important for its use in jet and rocket engines. Niobium is used in various superconducting materials.

Neodymium	Neodymium (Nd) is used in the production of NdFeB permanent magnets. These permanent magnets, which maximize the power/weight ratio, are used in a large variety of motors and mechanical systems. Cellular phones, vehicle systems and certain lasers contain both neodymium magnets and capacitors, which produce powerful electronic generation and boost the power of these devices.

Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.

Overburden	In surface mining, overburden is the material that overlays an ore deposit. Overburden is removed prior to mining.

Praseodymium	Praseodymium (Pr) comprising about 4% of the lanthanide content of bastnasite, is a common coloring pigment. Along with neodymium, praseodymium is used to filter certain wavelengths of light. Praseodymium is used in photographic filters, airport signal lenses, and welder’s glasses. As part of an alloy, praseodymium is used in permanent magnet systems designed to make smaller and lighter motors. Praseodymium is also used in automobile and other internal combustion engine pollution control catalysts.

Probable reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Same definition as ‘ore’

Samarium	Samarium (Sm) is predominantly used to produce high temperature, high power samarium cobalt magnets. Although these magnets are less powerful than NdFeB magnets, they can be used over a wider range of conditions.

Strike	The direction of the line of intersection of a mineral deposit with the horizontal plane of the ground. The strike of a deposit is the direction of a straight line that connects two points of equal elevation on the deposit.

Tailings	That portion of the mined material that remains after the valuable minerals have been extracted.

Tantalum	Tantalum is a rare, hard, blue-gray, lustrous transition metal that is highly corrosion resistant. It is part of the refractory metals group, which are widely used as minor component in alloys. The chemical inertness of tantalum makes it a valuable substance for laboratory equipment and a substitute for platinum, but its main use today is in tantalum capacitors in electronic equipment such as mobile phones, DVD players, video game systems and computers.

Terbium	Terbium (Tb) is a lanthanide series element used in x-ray and color television tubes as well as high grade rare earth magnets.

Yttrium	Yttrium (Y), although not a lanthanide series element, is often considered to be a rare earth element and its behavior is similar to heavy rare earth elements. It is predominantly utilized in lighting applications and ceramics. Other uses include resonators, lasers, microwave communication devices and other electronic devices.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Our sales and profitability are determined principally by the price of the rare earth products that we produce and, to a lesser extent by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no hedging contracts for revenues and costs in place and intend to consider hedging strategies in the future.
Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts and we do not currently anticipate entering into derivative agreements.

Interest Rate Risk
Our total debt obligations, including our inventory financing arrangement with Traxys North America, LLC, were $243 million as of June 30, 2011. Our exposure to interest rate risk as a result of the variable interest debt included in these obligations would result in a roughly $0.1 million increase/decrease in interest rate expense for every 1% increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

ITEM 4.	CONTROLS AND PROCEDURES.
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. We acquired a controlling interest in Molycorp Silmet on April 1, 2011, and it represented 14% of our total assets as of June 30, 2011. We also acquired Molycorp Metals and Alloys on April 15, 2011, and it represented 3% of our total assets as of June 30, 2011. As both acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include Molycorp Silmet and Molycorp Metals and Alloys. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Use of Proceeds
Our IPO of common stock, par value $0.001 per share, was effected through a Registration Statement on Form S-1 (Registration No. 333-166129) that was declared effective by the SEC on July 29, 2010. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the IPO dated July 29, 2010 filed by us with the SEC pursuant to Rule 424(b). Assuming use of IPO proceeds before proceeds on our preferred stock and convertible debt offerings, through June 30, 2011, we have used approximately $106.2 million, $15.5 million, $26.5 million and $9.0 million of the net proceeds from the IPO for capital expenditures including construction and refurbishment of the Mountain Pass facilities, cash collateral deposit requirements net of refunds of $18.2 million, business acquisitions and working capital, respectively. Pending application of the remaining net proceeds to fund a portion of our modernization and expansion of the Mountain Pass facility, through June 30, 2011, we have invested $664.2 million of net proceeds from the offering in in a variety of capital preservation investments, including short-term interest-bearing obligations, investment-grade instruments, certificates of deposit and direct guaranteed obligations of the United States.

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
The Mountain Pass facility maintains a rigorous safety program. Our employees and contractors are required to complete 24 hours of initial safety training, as well as an 8 hour annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe or out of compliance. As a direct result of this commitment to safety, the Mountain Pass facility has an exceptional safety record, which as of June 30, 2011, stood at 2,178 days worked without a lost-time or restricted work accident. The lost-time incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee’s scheduled work. Our lost-time incidence rate for all Molycorp employees through June 30, 2011 was zero as compared to the national average of 1.88 reported by MSHA for the 2010 calendar year.
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
Within the last several years, the Mountain Pass facility has received numerous awards for safety, including: the MSHA Sentinels of Safety Award (2008, 2006 and 2004); the National Safety Council Awards — Perfect Record (2008, 2007, 2006, 2004); and the National Safety Council Awards — Occupational Excellence achievement award (2009, 2007 and 2004). We believe that our commitment to a safe working environment at the Mountain Pass facility provides us with a competitive advantage in attracting and retaining employees. The MMA facility has not had a lost-time accident for the past 14 years. Molycorp Silmet is certified in ISO 9001, ISO 14001, and is working on becoming certified in ISO 18001. The Molycorp Silmet facility has had one lost-time accident during the second quarter of 2011 and no lost-time accidents for over 12 months prior to the acquisition by Molycorp.
Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements regarding Coal or Other Mine Safety.
Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted on July 21, 2010, requires that mine operators provide certain safety information in their periodic reports filed with the SEC.
Below is information regarding the safety of our sole rare earth mine located at Mountain Pass, California for the three and six months ended June 30, 2011:

(A) Total number of alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104 of the Mine Act for which we received a citation from the MSHA	0
(B) Total number of orders issued under Section 104(b) of the Mine Act	0
(C) Total number of citations and orders for alleged unwarrantable failure by us to comply with mandatory health or safety standards under Section 104(d) of the Mine Act	0
(D) Total number of alleged flagrant violations under Section 110(b)(2) of the Mine Act	0
(E) Total number of imminent danger orders issued under Section 107(a) of the Mine Act	0
(F) Total dollar value of proposed assessments from the MSHA under the Mine Act	100.00
(G) Total number of mining-related fatalities	0

During the three and six months ended June 30, 2011, we did not receive written notice from the MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under Section 104(e) of the Mine Act, or (ii) the potential to have such a pattern with respect to our sole rare earth mine located at Mountain Pass, California.
As of June 30, 2011, we had two pending legal action before the Federal Mine Safety and Health Review Commission involving our sole rare earth mine at Mountain Pass, California. On June 24, 2010, we filed a Notice to Contest Citation with the Federal Mine Safety and Health Review Commission pursuant to Section 105(d) of the Mine Act to contest a modification to a citation that was issued after we had paid the penalty assessment due on such citation. MSHA filed an answer on August 24, 2010, claiming that the citation was properly issued. The matter is still pending before the Federal Mine Safety and Health Review Commission. On February 2, 2011, we filed a Notice to Contest Citation in response to two penalty assessments issued by MSHA, each in the amount of $3,996, for minor workplace inspection and chemical storage violations. On April 12, 2011, MSHA responded, and reaffirmed the original penalty amounts. On May 4, 2011, Molycorp completed a filing with the Federal Mine Safety and Health Review Commission which outlined the reasons why the penalty assessments were excessive, and requested that the citations be vacated and dismissed. A hearing date is for this matter is pending.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated as of April 1, 2011, by and among Molycorp, Inc., Molycorp Minerals, LLC and Aktsiaselts Silmet Grupp (filed as Exhibit 2.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001—34827) and incorporated herein by reference)

2.2	Stock Purchase Agreement, dated as of April 1, 2011, by and between Molycorp Minerals, LLC and Treibacher Industrie AG (filed as Exhibit 2.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001—34827) and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001—34827) and incorporated herein by reference)

3.2	Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001—34827) and incorporated herein by reference)

4.1	Indenture, dated as of June 15, 2011, between Molycorp, Inc., and Wells Fargo Bank, National Association, as trustee (including the form of Notes) (filed as Exhibit 4.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on June 16, 2011 (File No. 001—34827) and incorporated herein by reference)

10.1	Form of Restricted Stock Units Agreement for Non-employee Directors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOLYCORP, INC.

August 11, 2011	By:	/s/ Mark A. Smith
President and Chief Executive Officer
(Authorized Officer)

August 11, 2011	By:	/s/ James S. Allen James S. Allen
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of April 1, 2011, by and among Molycorp, Inc., Molycorp Minerals, LLC and Aktsiaselts Silmet Grupp (filed as Exhibit 2.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001—34827) and incorporated herein by reference)

2.2	Stock Purchase Agreement, dated as of April 1, 2011, by and between Molycorp Minerals, LLC and Treibacher Industrie AG (filed as Exhibit 2.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001—34827) and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001—34827) and incorporated herein by reference)

3.2	Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001—34827) and incorporated herein by reference)

4.1	Indenture, dated as of June 15, 2011, between Molycorp, Inc., and Wells Fargo Bank, National Association, as trustee (including the form of Notes) (filed as Exhibit 4.1 to Molycorp, Inc.’s Current Report on Form 8-K filed on June 16, 2011 (File No. 001—34827) and incorporated herein by reference)

10.1	Form of Restricted Stock Units Agreement for Non-employee Directors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this Quarterly Report on Form 10-Q.