Form 10-Q
period 2011-09-30
Molycorp, Inc.
filed 2011-11-10
CIK 1489137

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

(303) 843-8040
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of November 9, 2011, the registrant had 83,896,087 shares of common stock, par value $0.001 per share, outstanding.

MOLYCORP, INC.

INDEX

MOLYCORP, INC.

(A Company in the Development Stage)

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$561,955	$316,430
Trade accounts receivable	67,929	16,421
Inventory (Note 4e)	95,660	18,822
Deferred charges (Note 4n)	12,391	—
Prepaid expenses and other assets	7,540	1,759

Total current assets	745,475	353,432

Non-current assets:
Deposits	$23,287	$26,200
Property, plant and equipment, net (Note 4g)	376,496	93,966
Deferred tax assets (Note 4n)	17,982	—
Inventory (Note 4e)	4,678	5,212
Intangible assets, net (Note 4i)	2,319	639
Investments (Note 4j)	20,000	—
Other assets	314	111

Total non-current assets	445,076	126,128

Total assets	$1,190,551	$479,560

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$98,245	$13,009
Accrued expenses (Note 4k)	11,141	4,225
Income taxes payable	2,869	—
Debt (Note 4m)	540	—
Short-term borrowing—related party (Note 9)	1,750	3,085
Current portion of asset retirement obligation (Note 4l)	395	393

Total current liabilities	114,940	20,712

Non-current liabilities:
Asset retirement obligation (Note 4l)	$12,883	$12,078
Debt (Note 4m)	196,482	—
Other non-current liabilities	344	257

Total non-current liabilities	209,709	12,335

Total liabilities	$324,649	$33,047

Commitments and contingencies (Note 6)
Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at September 30, 2011 (Note 4o)	84	82
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2011 (Note 4o)	2	—
Additional paid-in capital	865,865	539,866
Accumulated other comprehensive loss	(3,817)	—
Deficit accumulated during the development stage	(5,342)	(93,435)

Total Molycorp stockholders' equity	856,792	446,513
Noncontrolling interest (Note 5)	9,110	—

Total equity	865,902	446,513

Total liabilities and equity	$1,190,551	$479,560

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

(A Company in the Development Stage)

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
					Total from June 12, 2008 (Inception) Through September 30, 2011
	2011	2010	2011	2010
Sales	$138,050	$8,533	$263,927	$13,455	$308,313
Operating costs and expenses:
Cost of goods sold	(50,548)	(7,742)	(110,148)	(19,268)	(182,551)
Selling, general and administrative	(14,290)	(4,117)	(36,597)	(12,851)	(70,643)
Stock-based compensation	(611)	(6,527)	(3,922)	(21,660)	(33,052)
Depreciation and amortization	(305)	(83)	(670)	(239)	(1,200)
Accretion expense	(240)	(216)	(715)	(695)	(2,882)

Operating income (loss)	72,056	(10,152)	111,875	(41,258)	17,985

Other (expense) income:
Other (expense) income	(117)	14	(152)	80	238
Foreign currency transaction losses, net	(2,000)	—	(1,850)	—	(1,850)
Interest expense, net	(671)	(7)	(461)	(7)	(396)

	(2,788)	7	(2,463)	73	(2,008)

Income (loss) before income taxes	69,268	(10,145)	109,412	(41,185)	15,977
Income tax expense	(20,852)	—	(14,439)	—	(14,439)

Net income (loss)	48,416	(10,145)	94,973	(41,185)	1,538
Net loss (income) attributable to noncontrolling interest	255	—	(713)	—	(713)

Net income (loss) attributable to Molycorp stockholders	$48,671	$(10,145)	$94,260	$(41,185)	$825

Net income (loss)	$48,416	$(10,145)	$94,973	$(41,185)	$1,538
Other comprehensive income:
Foreign currency translation adjustments	(5,564)	—	(4,240)	—	(4,240)

Comprehensive income (loss)	$42,852	$(10,145)	$90,733	$(41,185)	$(2,702)

Comprehensive income (loss) attributable to:
Molycorp stockholders	$43,661	$(10,145)	$90,443	$(41,185)	$(2,992)
Noncontrolling interest	(809)	—	290	—	290

	$42,852	$(10,145)	$90,733	$(41,185)	$(2,702)

Weighted average shares outstanding (Common shares)(1)
Basic	83,847,119	69,550,649	83,321,816	56,027,460	56,239,632

Diluted	87,069,256	69,550,649	84,596,676	56,027,460	56,239,632

Income (loss) per share of common stock (Note 4p):
Basic	$0.54	$(0.15)	$1.05	$(0.74)	$(0.11)

Diluted	$0.52	$(0.15)	$1.03	$(0.74)	$(0.11)

(1)
Weighted average shares outstanding include the retroactive treatment of exchange ratios for conversion of Class A common stock and Class B common stock to common stock in conjunction with the initial public offering.

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC

(A Company in the Development Stage)

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

(In thousands, except share and per share amounts)

			Series A Mandatory Convertible Preferred Stock				Deficit Accumulated During the Development Stage
	Common Stock					Accumulated Other Comprehensive Income		Total Molycorp Stockholders' Equity
					Additional Paid-In Capital				Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	82,291,200	$82	—	$—	$539,866	$—	$(93,435)	$446,513	$—	$446,513

Sale of Series A mandatory convertible preferred stock at $100.00 per share, net of underwriting fees and other offering costs	—	—	2,070,000	2	199,640	—	—	199,642	—	199,642
Stock-based compensation	11,570	—	—	—	4,042	—	—	4,042	—	4,042
Issuance of shares for interest in Molycorp Sillamäe	1,593,419	2	—	—	72,653	—	—	72,655	8,820	81,475
Component of convertible debt	—	—	—	—	36,227	—	—	36,227	—	36,227
Deferred taxes on component of convertible debt	—	—	—	—	13,437	—	—	13,437	—	13,437
Net income	—	—	—	—	—	—	94,260	94,260	713	94,973
Preferred dividends	—	—	—	—	—	—	(6,167)	(6,167)	—	(6,167)
Other comprehensive income	—	—	—	—	—	(3,817)	—	(3,817)	(423)	(4,240)

Balance at September 30, 2011	83,896,189	$84	2,070,000	$2	$865,865	$(3,817)	$(5,342)	$856,792	$9,110	$865,902

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC

(A Company in the Development Stage)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
			Total from June 12, 2008 (Inception) Through September 30, 2011
	2011	2010
Cash flows from operating activities:
Net income (loss)	$94,973	$(41,185)	$1,538
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	11,294	4,059	22,141
Accretion of asset retirement obligation	715	695	2,882
Deferred income tax benefit	(4,544)	—	(4,544)
Non-cash inventory write-downs	1,585	1,555	23,602
Non-cash share-based compensation expense	4,042	21,660	33,172
Impairment of fixed assets	—	—	3,114
Foreign currency transaction losses, net	1,665	—	1,665
Other operating adjustments	796	13	739
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(42,250)	(3,966)	(59,221)
Inventory	(32,521)	(2,955)	(56,390)
Prepaid expenses and other	(1,596)	388	(2,619)
Accounts payable	(7,099)	3,265	(2,914)
Asset retirement obligation	(581)	(507)	(1,600)
Accrued expenses	2,245	(4,264)	8,731

Net cash provided by (used in) operating activities	28,724	(21,242)	(29,704)

Cash flows from investing activities:
Acquisition of the Mountain Pass facility	—	—	(82,150)
Cash paid in connection with acquisitions, net of cash acquired	(20,021)	—	(20,021)
Proceeds from sale of investment in joint venture	—	—	9,700
Cash paid to acquire non-marketable securities	(20,000)	—	(20,000)
Deposits	2,946	(20,200)	(23,254)
Capital expenditures	(160,917)	(12,965)	(201,652)
Other assets	—	—	(111)
Proceeds from sale of assets	19	9	33

Net cash used in investing activities	(197,973)	(33,156)	(337,455)

Cash flows provided by financing activities:
Capital contributions from original stockholders	—	15,000	125,004
Repayments of short-term borrowings—related party	(2,343)	—	(3,450)
Repayments of debt	(5,447)	—	(5,447)
Net proceeds from sale of common stock in conjunction with the initial public offering	—	378,633	378,633
Net proceeds from sale of preferred stock	199,642	—	199,642
Net proceeds from sale of convertible notes	223,100	—	223,100
Payment of financing costs	—	—	(185)
Payment of preferred dividends	(6,167)	—	(6,167)
Proceeds from exercise of stock options	—	300	350
Proceeds from short-term borrowings—related party	—	5,008	11,645
Proceeds from debt	6,337	—	6,337

Net cash provided by financing activities	415,122	398,941	929,462

Effect of exchange rate changes on cash	(348)	—	(348)

Net change in cash and cash equivalents	245,525	344,543	561,955
Cash and cash equivalents at beginning of the period	316,430	6,929	—

Cash and cash equivalents at end of period	$561,955	$351,472	$561,955

Supplemental disclosure of non-cash activities:
Change in accrued capital expenditures	$61,783	$2,757

Net cash paid for taxes	$28,505	$—

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

(1) Company Background

        Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interest in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and its wholly-owned subsidiary, Molycorp Minerals, LLC ("Molycorp Minerals") became subsidiaries of Molycorp, Inc. (the "Corporate Reorganization"). On June 15, 2010, Molycorp LLC was merged with and into Molycorp Minerals. Molycorp, Inc., together with its consolidated subsidiaries, is referred to herein as the "Company" or "Molycorp."

        The Company acquired the Mountain Pass, California rare earth deposit and associated assets (the "Mountain Pass facility") and assumed certain liabilities from Chevron Mining, Inc. ("Chevron") on September 30, 2008.

        The Mountain Pass facility is located in San Bernardino County, California and is the largest rare earth oxide producer outside of China. Rare earth elements ("REEs") are a group of specialty elements with unique properties that make them critical to many existing and emerging applications including:

  •
  clean-energy technologies such as hybrid and electric vehicles, wind turbines and compact fluorescent lighting;

  •
  high-technology applications including cell phones, personal digital assistant devices, digital music players, hard disk drives used in computers, computing devices, "ear bud" speakers and microphones, as well as fiber optics, lasers and optical temperature sensors;

  •
  critical defense applications such as guidance and control systems, communications, global positioning systems, radar and sonar; and

  •
  advanced water treatment applications, including those for industrial, military, homeland security, domestic and foreign aid use.

        The REE group includes 17 elements, namely the 15 lanthanide elements, which are lanthanum, cerium, praseodymium, promethium (which does not occur naturally), neodymium, samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium, and lutetium, and two elements that have similar chemical properties to the lanthanide elements—yttrium and scandium. The oxides produced from processing REEs are collectively referred to as rare earth oxides ("REOs"). Bastnasite is a mineral that contains REEs.

        Operations at the Mountain Pass facility began in 1952 under Molybdenum Corporation of America ("MCA"). MCA was purchased by Union Oil of California ("Unocal") in 1977. In 2002, mining operations were suspended at the Mountain Pass facility primarily due to softening prices for REOs and a lack of additional tailings disposal capacity. Chevron Corporation purchased Unocal in 2005.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(1) Company Background (Continued)

        Prior to the acquisition, operations at the Mountain Pass facility had been suspended with the exception of a pilot processing project to recover neodymium from lanthanum stockpiles produced prior to Chevron's ownership of the Mountain Pass facility. The neodymium from lanthanum ("NFL") pilot processing project was undertaken to improve the facility's REE processing techniques. From June 12, 2008 (Inception) through March 31, 2010, revenue was generated primarily from the sale of products associated with the NFL pilot processing project, which concluded in February 2010. In April 2010, the Company commenced the second pilot processing campaign to recover cerium, lanthanum, didymium (a combination of neodymium and praseodymium) and samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles.

        On April 1, 2011, Molycorp completed the acquisition of a 90.023% controlling stake in AS Silmet located in Sillamäe, Estonia (now known as Molycorp Silmet AS), one of only two rare earth processing facilities in Europe. Additionally, on April 15, 2011, Molycorp completed the acquisition of Santoku America, Inc. based in Tolleson, Arizona (now known as Molycorp Metals and Alloys, Inc.), the only producer of rare earth alloys in the United States (see Note 5).

        On August 22, 2011, Molycorp opened an office in Tokyo, Japan to provide customer support as well as consulting and technical services to its customers in Japan. Total capital invested for the opening of the office in Tokyo was $0.7 million as of September 30, 2011.

(2) Basis of Presentation

        The Company's acquisition of the Mountain Pass facility has been accounted for as an acquisition of net assets and not a business combination. As described below, the Company's current business plan includes investing substantial capital to restart mining operations, construct and refurbish processing facilities and other infrastructure, and to expand into metal and alloy production. Molycorp will continue as a development stage company until these activities have been completed, which is currently expected to be by the fourth quarter of 2012.

        The Company's acquisitions of Molycorp Metals and Alloys, Inc. ("Molycorp Metals and Alloys" or "MMA" or "Molycorp Tolleson") and of a controlling interest in Molycorp Silmet AS ("Molycorp Silmet" or "Molycorp Sillamäe") in April 2011 have been accounted for as business combinations.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934. While the December 31, 2010 balance sheet information was derived from the Company's audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and notes that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp's Form 8-K filed on August 5, 2011 with respect to the Company's revised condensed consolidated financial statements as of and for the three months ended March 31, 2011, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2011, and the Company's revised

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(2) Basis of Presentation (Continued)

consolidated financial statements as of and for the year ended December 31, 2010, and cumulatively for the period from June 12, 2008 (Inception) through December 31, 2010, for an overstatement of Work in Process ("WIP") inventory.

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp's financial position, results of operations and cash flows at September 30, 2011, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(3) Capital Requirements

        Most of the facilities and equipment acquired with the Mountain Pass facility are at least 20 years old and must be modernized or replaced. Under the initial modernization and expansion plan ("Project Phoenix Phase 1") and the second-phase capacity expansion plan ("Project Phoenix Phase 2") approved by the Company's Board of Directors ("Board") in January 2011, the Company intends to spend approximately $895 million in the aggregate, excluding capitalized interest, to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal and alloy production. The $895 million includes a $20 million increase over our previous estimate, which was approved by the Board in January 2011, and an additional $114 million in acceleration costs approved by the Board in October 2011. The increases are due to the increased scope of the project, including the acceleration of construction and design changes to allow a faster conversion to a production rate of 19,050 mt of REO per year with Project Phoenix Phase 1. Upon the completion of Project Phoenix Phase 2 by the third quarter of 2013, Molycorp expects to have the ability to produce, if customer demand warrants, up to approximately 40,000 mt of REO per year at its Mountain Pass facility, or approximately double the amount the Company will be able to produce upon completion of Project Phoenix Phase 1. Capital expenditures, on an accrual basis, under Project Phoenix Phase 1 and 2 totaled $31.4 million in 2010 and $208.2 million during the nine months ended September 30, 2011.

        The Company expects to finance its remaining capital expenditures under Project Phoenix Phase 1 and 2, as well as its working capital requirements, with its available cash balances as of September 30, 2011, and anticipated revenue from operations. Additionally, the Company may elect to satisfy certain capital expenditure requirements through vendor financing, leasing or other financing arrangements.

(4) Summary of Significant Accounting Policies

(a)    Use of Estimates

        The preparation of the financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on the Company's

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions.

        Significant estimates made by management in the accompanying financial statements include the collectability of accounts receivable, the recoverability of inventory, the useful lives and recoverability of long-lived assets such as property, plant and equipment, intangible assets and investments, the fair values of assets acquired and liabilities assumed in business combinations and the adequacy of the Company's asset retirement obligations.

(b)    Sales and Cost of Goods Sold

        Sales are recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have been transferred to the customer, which is generally when title passes, the selling price is fixed or determinable, and collection is reasonably assured. Title generally passes upon shipment of product from the Company's production facilities. Prices are generally set at the time of, or prior to, shipment. Transportation and distribution costs are incurred only on sales for which the Company is responsible for delivering the product.

        Cost of goods sold includes the cost of production as well as write-downs to the extent of inventory costs in excess of market values. Primary production costs include labor, raw materials, supplies, maintenance costs, depreciation, and plant overhead.

(c)    Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At September 30, 2011, cash and cash equivalents included $550.3 million of funds held in money market accounts.

(d)    Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews its allowance for doubtful accounts on a quarterly basis. As of September 30, 2011 and December 31, 2010, an allowance for doubtful accounts was not required.

(e)    Inventories

        Inventories consist of raw materials, WIP, finished goods, stockpiles of bastnasite concentrate and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Inventory expected to be sold in the next 12 months is classified as a current asset in the consolidated balance sheets. During the third quarter of 2011, the Company purchased certain chemical products that will be used at the Mountain Pass facility. These chemicals have an estimated useful life of approximately 20 years due to recycling and reuse in the new plant;

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

accordingly, these chemicals have been classified as long-term raw materials in the condensed consolidated balance sheet as of September 30, 2011.

        Molycorp evaluates its production levels and costs to determine if any should be deemed abnormal, and therefore excluded from inventory costs. For the three months ended September 30, 2011 and 2010, Molycorp determined that $0.8 million and $1.8 million, respectively, of production costs would have been allocated to additional metric tons produced, assuming Molycorp had been operating at normal production ranges. For the nine months ended September 30, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through September 30, 2011, Molycorp determined that $4.3 million, $7.8 million and $17.8 million, respectively, of production costs would have been allocated to additional metric tons produced, assuming Molycorp had been operating at normal production ranges. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter. Molycorp models normal production levels and evaluates historical ranges of production in assessing what is deemed to be normal.

        Write-downs to estimated net realizable value of inventory are charged to cost of goods sold. Many factors influence the market prices for REOs and, in the absence of established prices contained in customer contracts, management uses an independent pricing source to evaluate market prices for REOs at the end of each quarter. For the three months ended September 30, 2011 and 2010, the Company recognized write-downs of zero and $0.7 million, respectively, as a result of production costs in excess of certain REO market prices. For the nine months ended September 30, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through September 30, 2011, the Company recognized write-downs of $0.6 million, $1.6 million, and $21.6 million, respectively, as a result of production costs in excess of certain REO market prices. In addition, the Company recognized a $0.1 million write-down of WIP inventory based on estimated REO quantities for the three months ended September 2011.

        The Company evaluates the carrying value of materials and supplies inventories each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

        At September 30, 2011 and December 31, 2010, inventory consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Current:
Concentrate stockpiles	$6,172	$4,206
Raw materials	42,848	400
Work in process	14,485	3,582
Finished goods	30,349	9,307
Materials and supplies	1,806	1,327

Total current	$95,660	$18,822

Long-term:
Concentrate stockpiles	$364	$5,108
Raw materials	4,280	—
Finished goods	34	104

Total long-term	$4,678	$5,212

(f)    Deposits

        The Company has $23.3 million in deposits reported as Non-current assets on the Consolidated Balance Sheet as of September 30, 2011. The deposits consist of $20.6 million under an escrow arrangement for the Company's facilities agreement with Kern River Gas Transmission Company, $1.5 million related to the Company's construction insurance program and $1.2 million related primarily to other restricted cash requirements. During the second quarter of 2011, the Company collected an $18.2 million deposit which was no longer required to secure surety bonds obtained for the California state and regional agencies relating to the Mountain Pass facility closure and reclamation obligations.

(g)    Property, Plant and Equipment, net

        Property, plant and equipment associated with the acquisitions of the Mountain Pass facility, Molycorp Sillamäe and Molycorp Tolleson were recorded at estimated fair value as of the respective acquisition date. Expenditures for new property, plant and equipment and improvements that extend the useful life or functionality of the asset are capitalized. The Company capitalized $108.5 million and $7.2 million in plant modernization and other capital costs for the three months ended September 30, 2011 and 2010, respectively, and $222.8 million and $15.6 million in plant modernization and other capital costs for the nine months ended September 30, 2011 and 2010, respectively.

        Mineral properties at September 30, 2011 and December 31, 2010, represent the purchase price allocated to mineral resources associated with the Mountain Pass facility and mineral property development costs.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

        At September 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$9,466	$800
Land improvements	15,748	15,415
Buildings and improvements	20,097	6,892
Plant and equipment	69,920	19,560
Vehicles	1,060	1,049
Computer software	2,536	1,563
Furniture and fixtures	340	170
Construction in progress	253,483	34,809
Mineral properties	23,968	23,968

Property, plant and equipment at cost	396,618	104,226
Less accumulated depreciation	(20,122)	(10,260)

Property, plant and equipment, net	$376,496	$93,966

        In accordance with Accounting Standard Codification ("ASC") 360, Property, Plant and Equipment, long-lived assets such as property, plant, and equipment, mineral properties and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances indicating that the carrying amount of the Company's long-lived assets as of September 30, 2011 may not be recoverable.

(h)    Mineral Properties and Development Costs

        Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company amortizes mineral properties using the units of production method over estimated proven and probable reserves. Molycorp's proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined. The reserves are estimated based on information available at the time the reserves are calculated. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of REOs will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Reserve estimates may require revisions based on actual production experience. Market price fluctuations of REOs, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

(i)    Intangible Assets

        At September 30, 2011 and December 31, 2010, amortizable intangible assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Trade name	$786	$786
Customer relationships	1,205	—
Other	583	—

Gross carrying amount	2,574	786
Less accumulated amortization	(255)	(147)

Net carrying amount	$2,319	$639

        Amortization expense for the three months ended September 30, 2011 and 2010 was $58,583 and $16,000, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through September 30, 2011 was $106,972, $49,000 and $254,908, respectively. Amortization expense for the fourth quarter of 2011 is expected to be $51,000 and amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2012	$213
2013	208
2014	197
2015	197
2016	197
Thereafter	1,256

Total	$2,268

(j)    Investments

        The Company accounts for investments in non-marketable equity securities for which it does not have the ability to exercise significant influence over the investee's operations and financial policies under the cost method of accounting. Cost method investments are carried at cost and are subject to other-than-temporary impairment assessments. On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power's Series B convertible preferred stock, which is accounted under cost method of accounting in the consolidated balance sheet. As of September 30, 2011, no impairment was recognized on the cost method investment.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

(k)    Accrued Expenses

        Accrued expenses at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Defined contribution plan	$910	$1,199
Accrued payroll and related benefits	1,913	1,185
Accrued tolling fees	—	404
Sales and use tax	2,064	532
Bonus accrual	2,321	554
Interest payable	2,229	9
Other accrued expenses	1,704	342

Total accrued expenses	$11,141	$4,225

(l)    Asset Retirement Obligation

        The Company accounts for reclamation costs, along with other costs related to the closure of the Mountain Pass facility, in accordance with ASC 410-20, Asset Retirement Obligations. This standard requires the Company to recognize asset retirement obligations at estimated fair value in the period in which the obligation is incurred. The Company recognized an asset retirement obligation and corresponding asset retirement cost of $13.3 million in connection with the Mountain Pass facility acquisition. The liability was initially measured at fair value and is subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The asset retirement cost was capitalized as part of the carrying amount of the related long-lived assets and is being depreciated over the assets' remaining useful lives.

        Depreciation expense associated with the asset retirement cost was $0.3 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense associated with the asset retirement cost was $0.8 million, $0.8 million and $4.7 million for the nine months ended September 30, 2011 and 2010, and cumulatively for the period from June 12, 2008 (Inception) through

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

September 30, 2011, respectively. The following table presents the activity in our asset retirement obligation (in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Balance at beginning of period	$12,471	$14,202
Obligations settled	(581)	(632)
Accretion expense	715	912
Revisions in estimated cash flows	673	(1,939)
Gain on settlement	—	(72)

Balance at end of period	$13,278	$12,471

        The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. As of September 30, 2011, the Company had financial assurance requirements of $27.4 million which were satisfied with surety bonds placed with the California state and regional agencies.

(m)    Debt

        On June 15, 2011, the Company completed the issuance and sale of $230.0 million in aggregate principal amount (net proceeds of $223.1 million after deducting the initial purchasers' discounts and commissions) of the 3.25% Convertible Notes due 2016 ("the Notes") in an offering exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. The Notes are convertible at any time into shares of Molycorp's common stock, cash, or a combination thereof, at Molycorp's election. The initial conversion rate is 14.0056 shares of Molycorp common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $71.40 per share of Molycorp's common stock), subject to customary adjustments. The Notes mature on June 15, 2016, unless earlier repurchased or converted in accordance with their terms prior to that date. Molycorp does not have the right to redeem the Notes prior to maturity.

        The Company separately accounts for the liability and equity components of convertible debt instruments, such as the Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The equity component of the Notes is included in the additional paid-in capital section of stockholders' equity on the consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As of September 30, 2011, Molycorp recognized a liability component related to the Notes of $189.0 million, which includes accretion of $2.2 million of the original issue discount, and an equity component of $36.2 million. Transaction costs related to the

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

issuance of the Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs (recognized as interest expense over the life of the Notes using the effective interest method) and equity issuance costs (charged against equity), respectively.

        Additional debt was assumed as part of the Molycorp Sillamäe acquisition. The following table provides a summary of the current and non-current portions of the debt outstanding as of September 30, 2011 (in thousands):

	At September 30, 2011
	Current	Non-Current
Notes 3.25%, net of discount, due June 2016	$—	$189,013
Bank loans 2.69% - 3.88% due February 2012 - September 2017	540	7,469

Total debt	$540	$196,482

        Scheduled minimum debt repayments in thousands are $134 for the remainder of 2011, $812 in 2012, $1,610 in 2013, $1,532 in 2014, $1,513 in 2015, $231,301 in 2016 and $1,107 thereafter.

(n)    Income Taxes and Valuation Allowance

        Prior to the Corporate Reorganization, the taxable income and losses of Molycorp, LLC were reported on the income tax returns of its members. Molycorp, Inc. is subject to federal and state income taxes and files consolidated income tax returns. Molycorp recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or recognized. Molycorp records a valuation allowance if, based on available information, it is deemed more likely than not that its deferred income tax assets will not be realized in full. As of September 30, 2011, the Company's net income of $52.0 million since the Corporate Reorganization included $31.1 million in certain stock-based compensation expense, which is a permanent difference between its income for financial reporting and tax purposes. Other permanent differences include legal and due diligence fees related to the acquisitions that were completed in April 2011, as well as costs related to the registration of common stock sold by certain stockholders in secondary offerings completed during the first and second quarters of 2011. Molycorp had net deferred income tax assets of $18.0 million, net of a $2.2 million valuation allowance, as of September 30, 2011.

        Prior to the second quarter of 2011, Molycorp had a history of losses and, as a result, it recognized a full valuation allowance against its net deferred tax assets. As of September 30, 2011 and June 30, 2011, Molycorp determined that it, more likely than not, will realize a significant portion of its deferred tax assets attributable to mineral resources, the Notes, net operating losses ("NOLs") and tax credits. In making this determination, management analyzed, among other things, the Company's recent history

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

of earnings and cash flows, forecasts of future earnings, and the nature and timing of future deductions and benefits represented by the deferred tax assets and liabilities. During the second quarter of 2011, the reversal of the valuation allowance resulted in a net income tax benefit of $18.7 million and an increase in the non-current deferred tax assets on the condensed consolidated balance sheet. The release of the valuation allowance on the mineral resources deferred tax asset of $17.3 million was recorded as a discrete income tax benefit in the second quarter because the Company is relying on future income to support the realization of its deferred tax asset.

        Of the remaining $5.0 million of valuation allowance on the other deferred tax assets, $2.8 million has been released and recorded as an income tax benefit in the quarter ended September 30, 2011 because the Company is relying on current year income to support the realization of this deferred tax assets. The remaining $2.2 million of valuation allowance that will be released during the fourth quarter of 2011 is based on current year income.

        The net tax effect of the elimination in consolidation of all intercompany balances and transactions resulted in a deferred charge and income tax payable of $12.4 million.

(o)    Stockholders' Equity

        As of September 30, 2011 and December 31, 2010, the Company had 83,896,189 and 82,291,200 shares of common stock outstanding, respectively.

        On February 16, 2011, Molycorp completed a public offering of its 5.50% Series A Mandatory Convertible Preferred Stock ("Convertible Preferred Stock"), $0.001 par value per share. In connection with this offering, the Company issued 1,800,000 shares of Convertible Preferred Stock for $100.00 per share. In addition, Molycorp granted the underwriters an option to purchase up to 270,000 additional shares of Convertible Preferred Stock to cover over-allotments. The underwriters exercised their option to purchase the additional shares of Convertible Preferred Stock on March 16, 2011. Each share of the Convertible Preferred Stock will automatically convert on March 1, 2014 into between 1.6667 and 2.0000 shares of Molycorp's common stock, subject to anti-dilution adjustments. At any time prior to March 1, 2014, holders may elect to convert each share of the Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 1.6667 shares of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments. Dividends on the Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Board or an authorized committee of such Board, at an annual rate of 5.50% on the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash, common stock or any combination of cash and common stock, subject to certain limitations, on March 1, June 1, September 1 and December 1 of each year, starting on June 1, 2011 and to, and including, March 1, 2014. The Convertible Preferred Stock is not redeemable. Molycorp received net proceeds from the Convertible Preferred Stock offering totaling $199.6 million after underwriter discounts and commissions and offering expenses paid by Molycorp, Inc.

        On April 1, 2011, Molycorp acquired 80% of the outstanding shares of Molycorp Sillamäe from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock, which had a fair value

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

of approximately $72.7 million based on the closing price of the Company's common stock on the acquisition date, net of an estimated discount that a market participant would require given that issuance of the shares Molycorp transferred in consideration to AS Silmet Grupp was not registered under the Securities Act and such shares are subject to certain lock-up provisions, which limit AS Silmet Grupp's ability to sell these shares.

        On May 4, 2011, the Company declared a cash dividend of $1.604 per share on the Convertible Preferred Stock. The aggregate dividend of $3.3 million was paid on June 1, 2011 to holders of record at the close of business on May 15, 2011.

        On July 25, 2011, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock. The aggregate dividend of $2.8 million was paid on September 1, 2011 to holders of record at the close of business on August 15, 2011.

(p)    Earnings per Share

        Basic earnings per share is computed by dividing the Company's net income attributed to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2011, the cumulative undeclared and paid dividends on the Convertible Preferred Stock were subtracted from the net income in the period for the purpose of computing the basic earnings per share.

(In thousands, except share and per share amounts)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Total from June 12, 2008 (Inception) Through September 30, 2011
Net income (loss) attributed to Molycorp stockholders	$48,671	$94,260	$825
Cumulative undeclared and paid dividends on preferred stock	(3,795)	(7,116)	(7,116)

Income (loss) attributed to common stockholders	44,876	87,144	(6,291)

Weighted average common shares outstanding—basic	83,847,119	83,321,816	56,239,632
Basic earnings (loss) per share	$0.54	$1.05	$(0.11)

Income (loss) attributed to common stockholders	44,876	87,144	(6,291)
Effect of dilutive Notes	404	413	—

Income (loss) attributed to common stockholders	45,280	87,557	(6,291)

Weighted average common shares outstanding—dilutive	87,069,256	84,596,676	56,239,632
Dilutive earnings (loss) per share	$0.52	$1.03	$(0.11)

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

        Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the "treasury stock method" and "if-converted method," as applicable, are used.

        Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and nonvested shares, such as restricted stock, are deemed options for purposes of computing diluted earnings per share. As of September 30, 2011 and December 31, 2010, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company does not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock awards.

        In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock (such as the Convertible Preferred Stock) is antidilutive whenever the amount of the dividend declared in or accumulated for the current period including the deemed dividend in the period from a beneficial conversion feature per common share obtainable on conversion exceeds basic earnings per share. The Convertible Preferred Stock was antidilutive as of September 30, 2011.

        Also under the if-converted method, convertible debt (such as the Notes) is antidilutive whenever its interest including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, per common share obtainable on conversion exceeds basic earnings per share. As of September 30, 2011, the Notes were dilutive under the if-converted method; therefore, the shares of common stock obtainable on the assumed conversion of the Notes, the interest expense and the amortization of discount on the Notes were included in the computation of diluted earnings per share.

(q)    Comprehensive Income (Loss)

        In addition to Net income (loss), Comprehensive income (loss) includes changes in equity for the three and nine months ended September 30, 2011 due to foreign currency translation adjustments.

(r)    Foreign Currency

        The reporting currency of the Company is the U.S. dollar. The functional currency of Molycorp, Inc., Molycorp Minerals, LLC and Molycorp Tolleson is also the U.S. dollar, whereas the functional currency of Molycorp Sillamäe is the euro. Assets and liabilities of Molycorp Sillamäe are translated at the spot rate in effect at the applicable reporting date; the results of operations of Molycorp Sillamäe are translated at actual exchange rates for significant transactions or at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in the consolidated statement of stockholders' equity. Cash flows from the operations of Molycorp Sillamäe are translated at actual exchange rates for significant transactions or

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(4) Summary of Significant Accounting Policies (Continued)

at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in the Company's consolidated statement of cash flows.

        Transactions denominated in currencies other than the applicable functional currency are recorded based on exchange rates at the time such transactions occur. Changes in exchange rates associated with amounts recorded in the Company's consolidated balance sheet related to these non-functional currency transactions result in transaction gains and losses that are reflected in the Other income (expense) section of the consolidated statement of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.

(5) Acquisitions

        The following table summarizes the purchase prices and opening balance sheets for the acquisition of Molycorp Tolleson and the 90.023% controlling interest in Molycorp Sillamäe:

Effective acquisition date for financial reporting purposes:	Molycorp Sillamäe April 1, 2011	Molycorp Tolleson April 15, 2011
	(in thousands)
Purchase consideration:
Cash consideration	$9,021	$17,500
Fair value of common stock	72,653	—

Total purchase consideration	$81,674	$17,500

The fair values of the assets and liabilities acquired:
Cash	$105	$6,395
Accounts receivable and other current assets	8,626	5,474
Inventory	37,404	11,327
Property and equipment, net	65,666	4,512
Intangible assets subject to amortization	1,851	—
Liabilities	(19,974)	(10,208)
Long-term debt and capital lease obligations	(3,184)	—
Noncontrolling interest	(8,820)	—

Total purchase consideration	$81,674	$17,500

        The purchase price allocations above are based on preliminary assumptions and valuations for each acquisition. These valuations are subject to change as the Company obtains additional information on the assets acquired and liabilities assumed during each acquisition measurement period (up to one year from the acquisition date).

        The fair value of the accounts receivable acquired includes trade receivables of $5.0 million for Molycorp Sillamäe and $4.9 million for Molycorp Tolleson; these trade receivables have been

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(5) Acquisitions (Continued)

substantially collected as of September 30, 2011. The intangible assets subject to amortization relate primarily to customer relationships. As of September 30, 2011, the weighted average useful life of the acquired customer relationship intangible assets was approximately 14 years.

        The fair value of the noncontrolling interest in Molycorp Sillamäe was valued using a combination of the market approach and income approach.

        The amounts of Molycorp Sillamäe's and Molycorp Tolleson's revenue, earnings and earnings per share included in the Company's condensed consolidated statements of operations since the acquisition date, net of intercompany transactions, and the revenue, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2011, and January 1, 2010, are as follows:

(In thousands, except per share amounts)	Revenue	Net Income (loss)	Net Income (loss) Attributable To Molycorp	EPS Basic
Actual April 1, 2011 to September 30, 2011 (Molycorp Sillamäe)	$58,277	$14,751	$14,038	$0.17
Actual April 1, 2011 to September 30, 2011 (Molycorp Tolleson)	$24,699	$4,684	$4,684	$0.06
Supplemental pro forma January 1, 2011 to September 30, 2011 (combined entity)	$297,400	$104,170	$103,457	$1.17
Supplemental pro forma January 1, 2010 to September 30, 2010 (combined entity)	$61,357	$(35,959)	$(36,109)	$(0.64)

        The supplemental pro forma amounts are not necessarily indicative of the operating results that would have occurred if these acquisitions had taken place on January 1, 2011 and January 1, 2010, respectively.

        The actual 2011 revenue of Molycorp Sillamäe excludes $10.3 million of intercompany sales and $6.6 million of intercompany earnings. The actual 2011 earnings of Molycorp Tolleson exclude $5.3 million of intercompany costs. The pro forma 2011 earnings of the combined entity were adjusted to exclude $56.8 million of intercompany sales, $26.4 million of intercompany earnings, $2.1 million of non-recurring acquisition-related costs the Company incurred to acquire Molycorp Sillamäe and Molycorp Tolleson, and to reverse $1.1 million of purchase price variance Molycorp Tolleson capitalized during the first quarter of 2011. The pro forma 2010 earnings of the combined entity were adjusted to reverse $2.2 million of purchase price variance Molycorp Tolleson capitalized during the first three quarters of 2010. These pro forma adjustments are based on currently available information and certain assumptions that management believes are reasonable.

Molycorp Sillamäe

        On April 1, 2011, Molycorp acquired 80% of the outstanding shares of AS Silmet (now Molycorp Sillamäe) from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock contractually valued at $80 million based on the average closing price of the Company's common stock

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(5) Acquisitions (Continued)

as reported by The New York Stock Exchange for the 20 consecutive trading days immediately preceding April 1, 2011, the acquisition date. Under ASC 805, Business Combinations, the consideration transferred in a business combination is measured at fair value on the acquisition date. Generally, the acquisition-date fair value of shares of common stock transferred by the acquirer is the closing price of that stock on the same date adjusted by a discount that a market participant would require as a result of any restrictions on the sale or transferability of the stock. The fair value of common stock of $72.7 million disclosed in the table above is based on the closing price of the Company's common stock on the acquisition date, net of an estimated discount that a market participant would require given that issuance of the shares of common stock Molycorp transferred in consideration to AS Silmet Grupp was not registered under the Securities Act and such shares are subject to certain lock-up provisions, which limit AS Silmet Grupp's ability to sell these shares.

        AS Silmet Grupp retained a 9.977% ownership interest in Molycorp Sillamäe. Molycorp acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash. The Molycorp Sillamäe acquisition provides Molycorp with a European base of operations and significantly increases the Company's current rare earth production capacity by approximately 3,000 mt REO equivalent. Molycorp Sillamäe sources a portion of rare earth feed stocks for production of its products primarily from Molycorp's Mountain Pass facility. The main focus of this newly acquired business is on the production of rare earth oxides and metals, including didymium metal, a critical component in the manufacture of neodymium-iron-boron permanent rare earth magnets. Molycorp Sillamäe's manufacturing operation is located in Sillamäe, Estonia.

        In connection with the acquisition of the 90.023% controlling interest in Molycorp Sillamäe, the Company incurred $1.5 million of acquisition-related costs, which are included in selling, general and administrative expenses for the nine months ended September 30, 2011.

Molycorp Tolleson

        On April 15, 2011, Molycorp completed the acquisition from Santoku Corporation ("Santoku") of all the issued and outstanding shares of capital stock of Santoku America, Inc., which is now known as Molycorp Tolleson, an Arizona-based corporation, in an all-cash transaction for $17.5 million. The acquisition provides Molycorp with access to certain intellectual properties relative to the development, processing and manufacturing of neodymium and samarium magnet alloy products. As part of the stock purchase agreement, Santoku will provide consulting services to Molycorp for the purpose of maintaining and enhancing the quality of Molycorp Tolleson's products. On the same date, Molycorp and Santoku entered into five-year marketing and distribution agreements for the sale and distribution of neodymium and samarium magnet alloy products produced by each party. Additionally, the parties entered into a rare earth products purchase and supply agreement through which Molycorp Tolleson will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(5) Acquisitions (Continued)

        In connection with the acquisition, the Company incurred $0.6 million of acquisition-related costs, which are included in selling, general and administrative expenses for the nine months ended September 30, 2011.

(6) Commitments and Contingencies

(a)    Future Operating Lease Commitments

        The Company has certain operating leases for office space, trailers and certain equipment. Remaining annual minimum payments under these leases at September 30, 2011 were $0.2 million in 2011, $0.8 million in 2012, $0.6 million in 2013, $0.5 million in 2014, $0.5 million in 2015 and $0.4 million thereafter, totaling $3.0 million.

(b)    Plant Modernization and Expansion Commitments

        In connection with the Mountain Pass facility modernization and expansion and future operations, the Company entered into contractual commitments for the purchase of materials and services from various vendors. Future payments for these commitments are estimated at $286.6 million due in 1 year and $25.9 million due in 2-3 years.

(c)    Labor Contract

        Certain Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At September 30, 2011, 102 employees, or approximately 47% of the Company's workforce at Mountain Pass, California, were covered by this collective bargaining agreement.

(d)    Reclamation Surety Bonds

        At September 30, 2011, Molycorp had placed $27.4 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(e)    Licenses and Permits

        The Company is subject to numerous and detailed federal, state and local environmental laws, regulations and permits including health and safety, environmental, and air quality. The Company is subject to strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with the current permits, and the Company may be subject to additional conditions, requirements and obligations associated with its permits and future operations. Certain conditions could be imposed in order to maintain the required permits including requirements to conduct additional environmental studies and collect and present data to government authorities pertaining to the potential impact of current and future operations upon the environment. Accordingly, the required permits may not be maintained or renewed in a timely fashion if at all, or may be renewed upon conditions that restrict the Company's ability to conduct its operations economically.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(6) Commitments and Contingencies (Continued)

Any failure, significant delay or significant change in conditions that is required to maintain or renew permits, could have a material adverse effect on the Company's business, results of operations and financial condition.

(7) Stock-Based Compensation

        Molycorp accounts for stock-based compensation based upon the fair value of the awards at the time of grant. The expense associated with such awards is recognized over the service period associated with the issuance. There are no performance conditions associated with these awards.

        Effective November 1, 2009, Molycorp, LLC issued 5,880,000 incentive shares to certain employees and independent directors of the Company. At the time of issuance, due to Molycorp, LLC's option to repurchase vested shares of terminated participants at a price other than fair value, these incentive shares were classified as liabilities and were valued at zero using the intrinsic value method. On April 15, 2010, all holders of incentive shares contributed their incentive shares to Molycorp, Inc. in exchange for an aggregate of 3,012,420 shares of Class B common stock of Molycorp, Inc., 1,004,140 shares of which vested immediately with an additional 1,004,140 shares vesting on September 30, 2010 and the remaining 1,004,140 shares vested on September 30, 2011. The shares of Class B common stock were non-transferable and the Company had the right to repurchase vested shares upon the termination of employment for any reason.

        The shares of Class B common stock automatically converted into shares of common stock, based on a conversion factor, immediately prior to completion of the IPO. On August 3, 2010, Molycorp completed an Initial Public Offering ("IPO") of common stock at an offering price of $14.00 per share. At that time, the shares of Class B common stock were converted into an aggregate of 2,232,740 shares of common stock, 744,247 of which remained vested with the remaining 1,488,493 vesting over a period of six months following the IPO. Stock-based compensation associated with these shares was zero and $2.6 million for the three months and the nine months ended September 30, 2011, respectively, and $28.7 million for the year ended December 31, 2010.

        On November 4, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of 37,500 shares of restricted stock with a three-year cliff vesting period to certain executive officers and a director of the Company. The $1.4 million fair value of the awards was determined using the stock price on the date of grant and is recognized straight-line over the three-year vesting period. The stock-based compensation associated with these awards was $0.1 million and $0.3 million for the three months and nine months ended September 30, 2011, respectively.

        On January 13, 2011, the Company granted 9,557 shares of restricted stock and 32,637 restricted stock units with a three-year cliff vesting period to certain employees and executive officers of the Company. The total $1.9 million fair value of the restricted stock and restricted stock units was determined using the Company's stock price on the date of grant and is recognized straight-line over the three-year vesting period. On the same day, the Company granted 52,819 stock options that vest in equal installments annually over a three-year period to certain employees and executive officers of the Company. The $1.4 million fair value of the stock options was determined using the Black-Scholes

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(7) Stock-Based Compensation (Continued)

option valuation model and the Company's stock price on the date of grant and is recognized straight-line over the three year vesting period. The stock-based compensation associated with these awards was $0.3 million and $0.8 million for the three months and nine months ended September 30, 2011, respectively.

        During the second quarter of 2011, Molycorp granted 45,485 restricted stock units and 1,325 shares of restricted stock with a three-year cliff vesting period to certain employees, executive officers and non-employee directors of the Company. The total $2.6 million fair value of these restricted stock units was determined using the Company's stock price on the date of grants and is recognized straight-line over the three-year vesting period. The stock-based compensation associated with these awards was $0.2 million and $0.3 million for the three months and nine months ended September 30, 2011, respectively.

        As of September 30, 2011, certain of the non-employee directors of the Company have deferred and converted all or a portion of their cash annual fees into 1,107 restricted stock units ("RSUs") based on the Company's common stock price on the date of deferral. These RSUs vested immediately because they related to services already rendered by the directors. The same non-employee directors received a matching contribution from the Company in the form of additional RSUs issued at a rate of 25% of the total number of RSUs issued. These matching RSUs are subject to a three-year cliff vesting period. The total fair value of the matching RSUs granted to the non-employee directors was determined using the Company's common stock price on the date of the grants and is being recognized straight-line over the three-year vesting period. The total stock-based compensation associated with these RSUs was immaterial.

        The stock-based compensation associated with all awards issued since inception was $0.6 million and $4.0 million for the three months and nine months ended September 30, 2011, respectively.

        Approximately $44,400 and $121,200 of the stock-based compensation associated with these equity awards was capitalized into inventory for the three months and nine months ended September 30, 2011, respectively.

(8) Concentrations

(a)    Limited Number of Products

        The Company's current operations at the Mountain Pass facility are primarily limited to the production and sale of REOs from stockpiled concentrates and purchasing and reselling REOs from other producers. The Company does not have and will not have the capability to significantly alter its product mix from its Mountain Pass facility prior to completing Project Phoenix Phase 1 and the restart of mining operations. Sales, net of intercompany sales, for the Mountain Pass facility's most significant

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(8) Concentrations (Continued)

products for the three and nine months ended September 30, 2011 and 2010, in thousands, were as follows:

2011	Three Months Ended September 30	Nine Months Ended September 30
Lanthanum products	$40,525	$66,939
Ceric Hydrate	$—	$26,674
Didymium products	$50,109	$75,630
Other cerium products	$1,129	$6,299

2010	Three Months Ended September 30	Nine Months Ended September 30
Lanthanum products	$3,626	$8,164
Ceric Hydrate	$1,503	$1,503
Didymium products	$2,651	$2,756
Other cerium products	$252	$298

        The tables above reflect sales from the Mountain Pass facility's most significant products and do not include sales from Molycorp Sillamäe or Molycorp Tolleson.

        As a result of the acquisition of the 90.023% controlling interest in Molycorp Sillamäe on April 1, 2011, the Company added additional rare earth products and two new metal products, tantalum and niobium, to its product mix.

        From the acquisition of Molycorp Tolleson, which also occurred during the second quarter of 2011, the Company added neodymium iron boron ("NdFeB") alloy and samarium cobalt ("SmCo") alloy to its product mix, which are substantially all sold to Santoku Corporation.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(8) Concentrations (Continued)

(b)    Limited Number of Customers

        There is a limited market for the products currently produced and purchased by the Company. Sales to the Company's largest customers, for the three and nine months ended September 30, 2011 and 2010, in thousands, were as follows:

2011	Three Months Ended September 30	Nine Months Ended September 30
Mitsubishi Unimetals USA	$4,092	$30,486
Hitachi Metals, Ltd.	$38,362	$62,475
W.R. Grace & Co.—Conn.	$14,653	$23,380
Santoku Corporation	$11,463	$19,783
Chuden Rare Earth Co., Ltd	$13,436	$19,509

2010	Three Months Ended September 30	Nine Months Ended September 30
W.R. Grace & Co.—Conn	$1,086	$4,892
Shin-Etsu Chemical Co. Ltd	$1,879	$1,984
Mitsubishi Unimetals USA	$1,445	$1,445
3M Company	$1,433	$1,990

(c)    Geographic Locations

        Currently, the Company's only mining facility is the Mountain Pass, California facility, and the Company's viability is based on the successful modernization and expansion of its operations. The deterioration or destruction of any part of the Mountain Pass facility, or legal restrictions related to current or anticipated operations at the Mountain Pass facility, may significantly hinder the Company's ability to reach or maintain full planned production rates within the expected time frame, if at all.

        Through the acquisition of the 90.023% controlling interest in Molycorp Sillamäe, the Company added a rare earth oxides and metals processing facility in in Sillamäe, Estonia. In addition, the Company acquired Molycorp Tolleson, based in Arizona, which processes and manufactures neodymium and samarium alloy products.

        On August 22, 2011, Molycorp opened an office in Tokyo, Japan to provide customer support as well as consulting and technical services to its customers in Japan. Total capital invested for the opening of the office in Tokyo was $0.7 million as of September 30, 2011.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(9) Related-Party Transactions

        In February 2009, certain of the Company's stockholders incurred certain costs in providing letters of credit and/or cash collateral to secure the surety bonds issued for the benefit of certain regulatory agencies related to the Company's Mountain Pass facility closure and reclamation obligations. The total amount of collateral provided by stockholders was $18.2 million. Under the terms of the agreement with its stockholders, the Company agreed to pay each such stockholder a 5% annual return on the amount of collateral provided, and the stockholders were entitled to receive quarterly payments, delay payments, or receive payments-in-kind. In September 2010, the Company issued its own collateral in the amount of $18.2 million in replacement of the letters of credit and cash collateral provided by the stockholders. The Company paid fees due to stockholders in the amount of $0.8 million in September 2010.

        In June 2010, the Company entered into an inventory financing arrangement with Traxys North America LLC ("Traxys"), the parent of one of its stockholders, TNA Moly Group, LLC, under which it borrowed approximately $5.0 million, secured by certain product inventories. Borrowings under this arrangement required an initial interest rate of 6% based on three-month LIBOR plus a margin, which is subject to adjustment every three months. The interest rate was reset to 5.75% effective September 1, 2011. At September 30, 2011 and December 31, 2010, interest payable associated with the arrangement totaled $9,000 and $9,000, respectively. Principal under this arrangement is payable from revenue generated from sales of the product inventories. During the third quarter of 2010, both parties agreed that 50% of all didymium oxide sales will be subject to this arrangement. The Company made principal payments of $0.6 million and $2.3 million for the three and nine months ended September 30, 2011, respectively. The outstanding amount payable to Traxys under this arrangement were $1.7 million reported on the Condensed Consolidated Balance Sheet as Short-term borrowing—related party and $1.4 million in Trade accounts payable related to the sales made, but not remitted to Traxys and affiliates as of September 30, 2011.

        The Company and Traxys and affiliates jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Per the terms of this arrangement, the Company and Traxys split gross margin equally once all costs associated with the sale are recovered by both parties. The Company has recorded a related-party receivable from Traxys and affiliates of $229,000 as of September 30, 2011. The Company recorded an expense of $76,000 and $308,000 for the three and nine months ended September 30, 2011, respectively, and had an outstanding related payable to Traxys and affiliates in the amount of $141,000 as of September 30, 2011. Revenues and expenses related to these settlements are presented on a net basis in Other Income on the Statement of Operations. In addition, for the three and nine months ended September 30, 2011, the Company made purchases of lanthanum oxide from Traxys and affiliates in the amount of zero and $6.2 million, respectively. The Company also made small purchases of yttrium and bastnasite material from Traxys and affiliates for approximately $0.7 million for the three months ended September 30, 2011.

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(10) Segment Information

        The Company is currently organized into three primary divisions or operating segments: Molycorp Minerals, Molycorp Sillamäe and Molycorp Tolleson. Molycorp Minerals owns and operates the rare earth mine and processing facilities in Mountain Pass, California. Molycorp Sillamäe produces rare earth oxides and rare metals at the manufacturing facility located in Sillamäe, Estonia. Molycorp Tolleson manufactures neodymium and samarium magnet alloy and other specialty alloy products in Tolleson, Arizona.

        The accounting policies of these segments are the same as those described in the summary of significant accounting policies except that asset retirement obligations are recognized only for the Molycorp Minerals, certain government grants are recognized only for Molycorp Sillamäe, and annual profit earned by Molycorp Sillamäe is not taxed. In accordance with the Estonian Income Tax Act, only distribution of annual profit is subject to income tax.

        Intersegment sales and transfers are based on similar arms-length transactions with third parties at the time of the sale.

        Molycorp's reportable segments are strategic business units that fit into the Company's "mine-to-magnet" strategy to be the world's most integrated producer of rare earth products, including oxides, metals, alloys and magnets. Each of the three segments was acquired as a unit and management at the time of the acquisition was retained.

Three Months Ended September 30, 2011 (In thousands)	Molycorp Minerals	Molycorp Sillamäe	Molycorp Tolleson	Other and Eliminations	Total Molycorp
Sales:
External	$94,341	$29,260	$14,449	$—	$138,050
Intersegment	30,535	6,652	—	(37,187)	—

Total sales	124,876	35,912	14,449
Cost of goods sold	(20,921)	(35,761)	(13,833)	19,967	(50,548)
Selling, general and administrative expenses	(13,897)	(212)	(184)	3	(14,290)
Depreciation, amortization and accretion expense	(338)	(398)	191	—	(545)
Stock-based compensation	(591)	(7)	(13)	—	(611)

Operating income (loss)	89,129	(466)	610	(17,217)	72,056
Other (expense) income	(695)	(2,099)	6	—	(2,788)

Income (loss) before income taxes	$88,434	$(2,565)	$616	$(17,217)	$69,268

Total assets at September 30, 2011	$1,184,137	$122,316	$33,032	$(148,934)	$1,190,551

Capital expenditures (accrual basis)	$106,162	$2,300	$—	$—	$108,462

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(10) Segment Information (Continued)

Nine Months Ended September 30, 2011 (In thousands)	Molycorp Minerals	Molycorp Sillamäe	Molycorp Tolleson	Other and Eliminations	Total Molycorp
Sales:
External	$180,951	$58,277	$24,699	$—	$263,927
Intersegment	46,482	10,290	—	(56,772)	—

Total sales	227,433	68,567	24,699
Cost of goods sold	(59,307)	(56,233)	(24,976)	30,368	(110,148)
Selling, general and administrative expenses	(34,530)	(1,774)	(296)	3	(36,597)
Depreciation, amortization and accretion expense	(988)	(397)	—	—	(1,385)
Stock-based compensation	(3,902)	(7)	(13)	—	(3,922)

Operating income (loss)	128,706	10,156	(586)	(26,401)	111,875
Other (expense) income	(418)	(2,051)	6	—	(2,463)

Income (loss) before income taxes	$128,288	$8,105	$(580)	$(26,401)	$109,412

Total assets at September 30, 2011	$1,184,137	$122,316	$33,032	$(148,934)	$1,190,551

Capital expenditures (accrual basis)	$218,128	$4,672	$—	$—	$222,800

        The $148.9 million of total assets under Other and Eliminations is comprised of $20.7 million of intercompany accounts receivable, $27.2 million of intercompany inventory and $101.7 million of intercompany investments, offset by $0.7 million of assets pertaining to the sales office in Tokyo, Japan.

(11) Derivative Instruments

        During the third quarter of 2011, the Company entered into derivative contracts to manage its foreign currency exposure with respect to euro denominated purchases of certain equipment. The Company did not apply hedge accounting to the foreign currency forward contracts; therefore, the change in the fair value of these derivative instruments, which resulted in an unrealized loss of $0.2 million for the three months ended September 30, 2011, was recorded in Other (expense) income in the condensed consolidated statements of operations. These derivative contracts have maturities of less than one year and the total fair value of $0.2 million as of September 30, 2011 was recorded in Accrued expenses in the condensed consolidated balance sheet. The following table provides the outstanding foreign currency forward contracts at September 30, 2011, in millions:

Entity	Currency purchased forward	Currency sold forward	Maturity dates
Molycorp Minerals	€0.5	USD 0.6	January 2012
Molycorp Minerals	€1.4	USD 1.9	February 2012
Molycorp Minerals	€0.5	USD 0.6	March 2012

MOLYCORP, INC.

(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2011

(Unaudited)

(11) Derivative Instruments (Continued)

        These derivative instruments are reported using the fair value method. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

        The fair value measurement of these foreign currency forward contracts is determined using internally developed discounted cash flow models. The inputs to these models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. The internally determined fair value is then compared to the fair value assessment from the counterparty to these contracts; large or unexpected differences between the Company's internal valuation and the fair value assessment from the counterparty are investigated.

        The Company expects that the values realized on these foreign currency forward contracts will be based on market conditions at the time of settlement, which will occur at the maturity of these instruments.

(12) Subsequent Events

        On October 24, 2011, the Company acquired the remaining 9.977% ownership interest in Molycorp Sillamäe for $10.0 million in cash.

        In November 2011, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock. The aggregate dividend of $2.8 million will be paid on December 1, 2011 to holders of record at the close of business on November 15, 2011.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to "Molycorp," "we," "our" or "us" refer to Molycorp, LLC, and its consolidated subsidiaries prior to our corporate reorganization (as described under the heading "Overview—Presentation" below) and to Molycorp, Inc. and its consolidated subsidiaries after the corporate reorganization (as described below). As used herein, a ton is equal to 2,000 pounds, the term "mt" means a metric tonne (equal to 2,205 pounds), and the term "Rest of World" means the entire world except China. For definitions of certain rare earth-related and mining terms, see "Glossary of Selected Mining Terms."

        This Quarterly Report on Form 10-Q contains forward-looking statements that represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as "may," "will," "would," "could," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements.

        Factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to: the potential need to secure additional capital to implement our business plans; our ability to complete our initial modernization and expansion efforts, including the accelerated start-up of the Mountain Pass facility, which we refer to as Project Phoenix Phase 1, and our second phase capacity expansion plan, which we refer to as Project Phoenix Phase 2, and reach full planned production rates for REOs and other planned downstream products; the final costs of the Project Phoenix Phase 1 modernization and expansion plan, including the accelerated start-up of the Mountain Pass facility, and Project Phoenix Phase 2 capacity expansion, which may differ from estimated costs; uncertainties associated with our reserve estimates and non-reserve deposit information; uncertainties regarding global supply and demand for rare earths materials; our ability to successfully integrate recently acquired businesses; our ability to reach definitive agreements for a joint venture to manufacture neodymium-iron-boron permanent rare earth magnets; our ability to maintain appropriate relations with unions and employees; our ability to successfully implement our "mine-to-magnets" strategy; environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; and uncertainties associated with unanticipated geological conditions related to mining; and those risks discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

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

Overview

Presentation

        Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interest in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and its wholly-owned subsidiary, Molycorp Minerals, LLC ("Molycorp Minerals") became subsidiaries of Molycorp, Inc. (the "Corporate Reorganization"). On June 15, 2010, Molycorp LLC was merged with and into Molycorp Minerals.

        In the first quarter of 2011, we completed a public offering of 5.50% Series A Mandatory Convertible Preferred Stock, or Convertible Preferred Stock, $0.001 par value per share. In connection with this offering, we issued 2,070,000 shares of Convertible Preferred Stock for $100.00 per share. Total net proceeds of the offering were $199.6 million after underwriting discounts and commissions and offering expenses payable by Molycorp, Inc. Each share of the Convertible Preferred Stock will automatically convert on March 1, 2014 into between 1.6667 and 2.0000 shares of Molycorp's common stock, subject to anti-dilution adjustments. At any time prior to March 1, 2014, holders may elect to convert each share of the Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 1.6667 shares of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments. The Convertible Preferred Stock is not redeemable.

        On April 1, 2011, we completed the acquisition of a 90.023% controlling stake in AS Silmet located in Sillamäe, Estonia, one of only two rare earth processing facilities in Europe. We acquired 80% of the outstanding shares of AS Silmet (now Molycorp Silmet or Molycorp Sillamäe) from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock, contractually valued at $80 million based on the average closing price of our common stock as reported by The New York Stock Exchange for the 20 consecutive trading days immediately preceding April 1, 2011, the initial acquisition date. AG Silmet Grupp retained a 9.977% ownership interest in Molycorp Sillamäe. We acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash. The total purchase price for the acquisition of the 90.023% controlling stake was $81.7 million for accounting purposes, which reflects the fair value of the 1,593,419 shares of our common stock as of the initial acquisition date. The Molycorp Sillamäe acquisition provides us with a European base of operations and significantly increases our current rare earth annual production capacity by approximately 3,000 mt REO equivalent. Molycorp Sillamäe sources rare earth feed stocks for production of its products primarily from our Mountain Pass, California rare earth mine and processing facility. The main focus of this newly acquired business is on the production of rare earth oxides and metals, including didymium metal, a critical component in the manufacture of neodymium-iron-boron permanent rare earth magnets. Molycorp Sillamäe's manufacturing operation is located in Sillamäe, Estonia and Molycorp Sillamäe currently sells products to customers in Europe, North and South America, Asia, Russia, and

other former Soviet Union countries. On October 24, 2011, we acquired the remaining 9.977% ownership interest in Molycorp Sillamäe for $10.0 million in cash.

        On April 15, 2011, we completed the acquisition from Santoku Corporation, or Santoku, of all the issued and outstanding shares of capital stock of Santoku America, Inc., which is now known as Molycorp Metals and Alloys, or MMA or Molycorp Tolleson, a corporation based in Tolleson, Arizona, in an all-cash transaction for $17.5 million. The acquisition provides us with access to certain intellectual properties relative to the development, processing and manufacturing of neodymium and samarium magnet alloy products. As part of the stock purchase agreement, Santoku provides consulting services to us for the purpose of maintaining and enhancing the quality of our products. On the same date, we entered into five-year marketing and distribution agreements with Santoku for the sale and distribution of neodymium and samarium magnet alloy products produced by each party. Additionally, we entered into a rare earth products purchase and supply agreement through which Molycorp Tolleson supplies Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement.

        On August 22, 2011, we opened an office in Tokyo, Japan to provide customer support as well as consulting and technical services to Molycorp's customers in Japan. Total capital invested for the opening of the office in Tokyo was $0.7 million as of September 30, 2011.

Our Business

        We are the only rare earth oxide or REO producer in the Western hemisphere and own one of the world's largest, most fully developed rare earth projects outside of China at our Mountain Pass, California facility. We also own a controlling interest (and effective October 24, 2011, a 100% interest) in one of the largest rare earth oxide and rare metal producers in Europe and the only producer of rare earth alloys in the United States. Upon the full execution of our "mine-to-magnets" strategy and completion of our Project Phoenix Phase 1 and 2, we expect to be one of the world's most integrated producers of rare earth products, including oxides, metals, alloys and magnets. Rare earths are critical inputs in many existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. Global demand for rare earth elements, or REEs, is projected to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses.

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

        We have made significant investments, and expect to continue to invest, in developing technologically advanced and proprietary applications for individual REEs. Under our "mine-to-magnets" strategy, we plan to integrate the rare earths supply chain: mining; oxide processing; production of metals and alloys; and production of rare earth-based magnets. We are in the process of modernizing and expanding our production capabilities at our Mountain Pass, California facility, and our recent acquisitions of Molycorp Tolleson and Molycorp Sillamäe provide us with additional capacity for the production of rare earth oxides as well as the ability to produce rare earth metals and alloys.

        Our vision is to be the rare earth products and technology company recognized for its "ETHICS"—Excellence, Trust, Honesty, Integrity, Creativity and Safety. Since July 2005, the Mountain Pass facility has not had a lost-time accident and has received the coveted "Sentinels of Safety" award from the Mine Safety and Health Administration, or MSHA, for three of the last six years. Additionally, the Molycorp Tolleson facility has not had a lost-time accident for the past 14 years and the Molycorp Sillamäe facility has had only one lost-time accident during the second quarter of 2011, and one during the 12 months prior to the acquisition by Molycorp.

Our Mine Process and Development Plans

        We recommenced mining operations in December 2010 and are preparing to recommence milling operations, which we expect to occur in the first quarter of 2012. Recommencement of mining and milling operations is coincident with our Project Phoenix Phase 1, which will give us the capacity to efficiently produce at a rate of approximately 19,050 mt of REO per year by the fourth quarter of 2012. Additionally, upon the completion of our Project Phoenix Phase 2, we expect to have the ability to produce up to approximately 40,000 mt of REO per year by the third quarter of 2013. Prior to the expected completion of our initial modernization and expansion efforts at Mountain Pass, we expect to produce approximately 3,000 mt to 5,000 mt per year in the aggregate of cerium products, lanthanum concentrate, didymium oxide and heavy rare earth concentrates from stockpiled feedstock.

        We currently produce rare earth metals outside of the United States through third-party tolling arrangements. As a result of our acquisitions of Molycorp Tolleson and Molycorp Sillamäe, we added facilities and equipment for metal conversion and alloy production within the Molycorp organization. We intend to transport cerium, lanthanum, neodymium, praseodymium, dysprosium, terbium and samarium oxide products from our Mountain Pass facility to Molycorp Sillamäe and Molycorp Tolleson to produce rare earth metals and alloys.

        The following table provides ranges for expected production of rare earth products at our three production facilities for the remainder of 2011.

	Molycorp Minerals (Mountain Pass, CA) (range of mt of REO)		Molycorp Sillamäe (Sillamäe, Estonia) (range of mt of REO)				Molycorp Tolleson (Tolleson, AZ) (range of mt of REO)				Total (range of mt of REO)
	Low Range	High Range	Low Range		High Range		Low Range		High Range		Low Range	High Range
1Q2011 (actuals)	499	499	229	*	229	*	68	*	68	*	796	796
2Q2011 (actuals)	815	815	381		381		53		53		1,249	1,249
3Q2011 (actuals)	739	739	417		417		72		72		1,228	1,228
4Q2011	850	1,200	400		430		63		72		1,313	1,702
	2,903	3,253	1,427		1,457		256		265		4,586	4,975
							(600 tons of total alloy	)	(640 tons of total alloy	)

*
Prior to our acquisitions in April 2011

        Molycorp Sillamäe also produced 162 mt of rare metal for the three months ended September 30, 2011, and expects to produce approximately the same quantity during the fourth quarter of 2011.

        In August 2011, we entered into a preliminary agreement with Hitachi Metals, Ltd., or Hitachi, for the supply of magnetic rare earth products and lanthanum. Under the three-year agreement, we will initially provide the rare earth products to Hitachi from our current commercial scale operations at Mountain Pass. Following completion of Project Phoenix Phase 1, we can supply the rare earth products from our new facility at Mountain Pass or our other facilities (including Tolleson and Sillamäe) for the remaining term of the agreement. Prices under this agreement are based on international market price indexes published by third parties and typically used by the rare earth industry. Molycorp and Hitachi have suspended negotiations concerning the formation of a joint venture for the production of rare earth alloys and magnets in the United States, and for Molycorp to acquire a license from Hitachi for certain technology related to the production of rare earth magnets. The negotiations were suspended due to the inability to reach agreement on certain key matters affecting the value of the joint venture to each party. We are currently in advanced discussions with other companies regarding magnet joint venture opportunities and are optimistic about potential developments in the near term, although there is no assurance that these joint ventures will be established.

        We anticipate the cost to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal and alloy production in connection with our Project Phoenix Phase 1 and Project Phoenix Phase 2 to be approximately $895 million, excluding capitalized interest. The $895 million in the aggregate includes a $20 million increase over our previous estimate approved by our Board of Directors, or Board, in January 2011 and an additional $114 million that the Board approved in October 2011. We anticipate that the $114 million increase, which includes contingency funds and will be funded from current cash flow and existing cash balances, will allow us to accelerate Project Phoenix Phase 1 start-up by three months. As a result of this acceleration, we anticipate our 2012 production will increase by approximately 3,500 mt of REO, with a total 2012 production expected to expand to between 8,000 to 10,000 mt of REO. We accelerated our Project Phoenix Phase 1 start-up due to robust rare earth oxide markets and very favorable project economics. This acceleration, if successful, will help to improve the diversity of global supply, which is an increasingly urgent matter for rare earth consumers. By accelerating our Project Phoenix Phase 1 start-up, we also expect to reduce the overall project risk by allowing for a more orderly and sequential start-up of the various circuits of this complex plant.

        Our estimated capital expenditures of $895 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $50 million to $60 million per year, and capitalized interest.

        We expect to finance the remaining capital expenditures under our Project Phoenix Phase 1 and 2 as well as working capital requirements, with Molycorp Minerals' available cash balances of $562 million as of September 30, 2011, and anticipated revenue from operations. Additionally, we may elect to satisfy certain capital expenditure requirements through vendor financing, leasing or other financing arrangements.

Our Products and Markets

        Since our acquisition of the Mountain Pass facility, we have been producing and selling small quantities of certain rare earth products from our pilot processes using stockpiled feedstocks. The purpose of this effort has been to significantly improve our solvent extraction technology and to develop other key technologies that will be utilized in the new process. In the first quarter of 2010, we completed our initial pilot processing of stockpiled lanthanum rich feedstock to produce didymium oxide (a combination of neodymium and praseodymium) and a higher purity lanthanum concentrate than we previously produced. Didymium products processed from the stockpiled material have been our largest source of sales to date.

        We commenced a second pilot processing campaign in the second quarter of 2010 in an effort to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this effort, we are producing cerium and lanthanum products, as well as didymium oxide from bastnasite concentrate stockpiles. In July 2010, we began selling our didymium oxide primarily to customers in the magnet industry. During the third quarter of 2010, we began selling our cerium products to customers in the automobile emissions catalyst production industry and we completed our initial sale of XSORBX® to the water treatment industry. Additionally, in the fourth quarter of 2010, we commenced production of didymium metal from our oxide through a third-party processor and began selling this product primarily to customers in the magnet industry during the first quarter of 2011. Also, in the first quarter of 2011, in anticipation of our acquisition, AS Silmet commenced contract tolling for us of mixed rare earth carbonates into lanthanum oxide, cerium carbonate, neodymium oxide and praseodymium oxide, which we began selling in 2011. Effective with the April 1, 2011 acquisition, Molycorp Sillamäe produces the additional rare earth products and two new metal products, tantalum and niobium, within the Molycorp organization. With our acquisition of Molycorp Tolleson, which also occurred during the second quarter of 2011, we added NdFeB alloy and SmCo alloy to Molycorp's product mix. With these products, we have begun expanding and diversifying our product mix and our customer base and we are realizing revenues from increasing sales volumes and higher REO pricing.

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

        As a result of the global economic crisis, rare earth product prices declined by approximately 50% during 2008 and through the third quarter of 2009. According to Metal-Pages, from the quarter ended December 31, 2010 to the quarter ended September 30, 2011, average prices for rare earths have risen by approximately 366%. Furthermore, over the same period, prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and praseodymium oxide) have risen on average by more than 200%. Also, according to Metal-Pages, from the quarter ended June 30, 2011 to the quarter ended September 30, 2011 average prices for rare earths have risen by approximately 51%, whereas average prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and praseodymium oxide) over the same period have risen by approximately 5%. Average prices for lanthanum and cerium have relaxed during the third quarter of 2011 as compared to the average in the second quarter of 2011 due, in part, to a reduction in speculative buying of rare earth materials in China.

	Prices (USD/Kg)*			Change
Rare Earth Oxides	Quarter ended December 31, 2010	Quarter ended June 30, 2011	Quarter ended September 30, 2011	QoQ September/ December	QoQ September/ June
Lanthanum	51	139	130	157%	(6)%
Cerium	51	139	127	151%	(9)%
Praseodymium	77	216	242	213%	12%
Neodymium	80	254	314	291%	24%
Samarium	35	120	127	268%	6%
Europium	627	1,830	5,153	722%	182%
Gadolinium	44	174	194	346%	12%
Terbium	605	1,761	3,997	561%	127%
Dysprosium	295	973	2,446	729%	152%
Yttrium	55	158	174	218%	10%

*
Average FOB China from Metal-Pages.com

Supply of Rare Earth Products

        China has dominated the global supply of REOs for the last ten years and, according to Industrial Minerals Company of Australia Pty Ltd, a rare-earth market consultant, it is estimated that China accounted for approximately 95% of global REO production in 2010. Even with our planned production, global supply is expected by analysts to remain tight due to the combined effects of growing demand and actions taken by the Chinese government to restrict exports. The Chinese government heightened international supply concerns beginning in August 2009 when China's Interior Ministry first signaled that it would further restrict exports of Chinese rare earth resources. Citing the importance of REE availability to internal industries and the desire to conserve resources, the Chinese government has announced export quotas, increased export tariffs and introduced a "mining quotas policy" that, in addition to imposing export quotas and export tariffs, also imposes production quotas and limits the issuance of new licenses for rare earth exploration. On July 8, 2010, China's Ministry of Industry and Information Technology issued the export quota for the second half of 2010, which reduced exports by 72% compared with the second half of 2009 and 40% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. On December 28, 2010, China's Ministry of Industry and Information Technology further reduced the export quota for the first half of 2011, reducing exports by 35% compared with the first half of 2010 and 20% for the twelve months ended June 30, 2011 as compared to the twelve months ended June 30, 2010. In July 2011, the Chinese government announced export quotas for the second half of 2011. When combined with the export quotas for the first half of 2011, China's 2011 rare earth exports represent a decline from 2010 levels, given that ferro alloys are now included in the export quotas, which was not the case in 2010. That means that less rare earth oxide equivalent material will be exported than what the overall quota suggests. China's internal consumption of rare earths is expected to continue to grow, leaving the Rest of World with less supply during a period of increasing global demand. China also dominates the manufacture of rare earth metals, producing substantially all of the world's supply, and the manufacture of NdFeB magnets, producing approximately 80% of the world's supply. The capability to manufacture NdFeB magnets does not currently exist in the United States.

        China has announced a national stockpile program, as has South Korea. Additionally, Japan has increased its national stockpile program. In December 2010, the U.S. Department of Energy released a study concluding that five rare earth metals, including dysprosium, neodymium, terbium, europium and yttrium, are critical to clean energy technologies in the short term due to their importance to the clean energy economy and risk of supply disruption. The report emphasizes that diversified global supply chains for these critical materials are essential, and calls for steps to be taken to facilitate extraction, processing and manufacturing in the United States. Additionally, the U.S. Department of Defense is conducting a study to determine its rare earth requirements and supply chain vulnerabilities and whether to build a strategic stockpile. If U.S. stockpiling programs are pursued, they will likely accelerate the pace of the current and projected global REE supply deficit.

        As a result of the internal industrial development, as well as economic, environmental and regulatory factors in China, there is uncertainty with respect to the availability of rare earth products from China. Although Chinese production of rare earth materials is increasing, export quotas imposed by the Chinese government are decreasing, thus reducing the amount of rare earth materials that China may export to the Rest of World. This reduction is occurring at a time when the demand for REEs is growing significantly.

Factors Affecting Our Results

Modernization and Expansion of Mountain Pass Facility

        We anticipate a dramatic change in our business and results of operations upon the completion of Project Phoenix Phase 1 and 2 and the full execution of our "mine-to-magnets" strategy through which we will produce rare earth metals, alloys, and magnets in 2012. For example, we expect to increase our capacity and ability to produce and sell a significantly expanded slate of products, including specialty cerium products for water treatment, neodymium and praseodymium metal, NdFeB and SmCo alloys for magnets, europium, gadolinium, and terbium oxides for phosphors, and dysprosium and terbium for magnets.

        We acquired the Mountain Pass facility on September 30, 2008 from Chevron Mining Inc., which became the owner of the Mountain Pass facility in 2005 after Unocal Corporation merged with Chevron Corporation. Unocal Corporation had suspended most operations at the Mountain Pass facility by 2002 and, except for pilot processing activities, they remained suspended under Chevron Mining Inc.'s ownership. Additionally, significant reclamation work was completed at the Mountain Pass facility under Chevron Mining Inc.'s ownership.

        We are utilizing the assets we acquired from Chevron Mining Inc. as a foundation to build an integrated rare earth products and technology company, which requires considerable additional capital investment. We believe the application of improved technologies, along with the capital investment, will allow us to create a sustainable business by cost effectively producing high purity rare earth products. Between now and the start-up of the new processing facility, we anticipate further diversifying our product line through the production of samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles. Upon completion of Project Phoenix Phase 1 and 2, we expect to produce lanthanum, cerium, praseodymium, neodymium, samarium, europium, gadolinium, terbium, dysprosium and yttrium in various chemical compounds and/or metal forms, including alloys. In addition to Project Phoenix Phase 1 and 2, we expect to significantly broaden our operations through the addition of a number of downstream activities and products. For example, our acquisitions of Molycorp Tolleson and Molycorp Sillamäe provided us with the facilities and equipment to produce rare earth metals and NdFeB and SmCo alloys. We intend to use some of the NdFeB alloy and dysprosium metal product in a magnet production facility, which we anticipate developing through a joint venture arrangement. Accordingly, upon full implementation of our "mine-to-magnets" strategy, we expect our new products to have significantly more applications and a broader market base than our current products.

Sales

        In the second quarter of 2010, we commenced a second pilot processing campaign to commercially demonstrate our new cracking technology and to further optimize our processing technologies and improve our recovery rates compared to historical operations at the Mountain Pass facility. Due to the success of this second pilot processing campaign, we are producing cerium and lanthanum products as well as didymium oxide from bastnasite concentrate stockpiles. In the fourth quarter of 2010, we commenced production of didymium metal from our oxide through a third-party processor. In the first quarter of 2011, AS Silmet commenced tolling for us of mixed rare earth carbonates into lanthanum oxide, cerium carbonate, neodymium and praseodymium. As a result of the Molycorp Sillamäe acquisition, we added the production of those rare earth products and two new metal products, tantalum and niobium, within the Molycorp organization. From our acquisition of Molycorp Tolleson, we added NdFeB alloy and SmCo alloy to our product mix. The addition of these new products has significantly increased the diversity of our product mix. The following is a summary of the percentage of sales net of intercompany sales by significant product categories for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Rare earth products	80%	100%	80%	100%
Rare metals	10%	n/a	10%	n/a
Specialty alloy products	9%	n/a	8%	n/a
Other products	1%	n/a	2%	n/a

        Our prices and product mix are determined by a combination of global and regional supply and demand factors. Our sales increased significantly for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, due to the combination of a general increase in the market prices of REOs, higher sales volumes of ceric hydrate and didymium products, which have significantly higher values than the lanthanum products that comprised substantially all of our sales in 2010, and the increase in our product mix.

        Pursuant to a contract with one of our largest customers, we are supplying a significant amount of our REOs through mid-2012 at market-based prices subject to a ceiling based on market prices at June 1, 2010, and a floor. This contract was amended effective July 1, 2011 to increase the price ceiling. Under a second contract, we will supply the same customer with approximately 75% of our phase one lanthanum product production per year at market-based prices subject to a floor for a three-year period commencing upon the achievement of expected annual production rates under our Project Phoenix Phase 1, which may be extended at the customer's option for an additional three-year period. Although prices for REOs have generally increased since October 2009, this increase followed a period of generally lower prices corresponding with the global financial crisis beginning in 2008. Many factors influence the market prices for REOs and, in the absence of established pricing in customer contracts, our sales revenue will fluctuate based upon changes in the prevailing prices for REOs. We use various industry sources, including certain publications, in evaluating prevailing market prices and establishing prices for our products because there are no published indices for rare earth products, including alloys or magnets.

        We expect the midpoint of our production range for the fourth quarter of 2011 to be approximately 25% higher than the actual production attained during the third quarter of 2011 due to increased production from our Mountain Pass facility. Substantially all of our lanthanum production in 2011 (which accounts for approximately 49% of our actual production for the nine months ended September 30, 2011), will be sold pursuant to the contract with one of our principal customers described above under which our pricing is subject to a price ceiling, which is below current prices; production of our remaining materials will generally be sold based on prevailing market prices. Accordingly, our ability to realize prevailing market prices in the near term is limited due to that sales contract with one of our principal customers for our lanthanum product, which reverts to prevailing market pricing upon the completion of Project Phoenix Phase 1.

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

        Currently, our most significant variable costs are chemicals, raw materials for alloy production and electricity. In the future, we intend to produce more of our chemicals at a plant on-site, which will reduce our variable chemical costs. We are currently building a co-generation facility to provide power to the Mountain Pass operations. Following the start-up of the co-generation facility, which we expect to occur in the second quarter of 2012, natural gas will substantially replace third-party electricity costs and become one of our most significant variable costs.

        We expect our labor and benefits costs to increase through at least 2012 due to the addition of personnel and consultants required to increase production to a rate of approximately 19,050 mt of REO per year by the fourth quarter of 2012 in connection with our Project Phoenix Phase 1 and up to approximately 40,000 mt of REO per year by the third quarter of 2013 in connection with our Project Phoenix Phase 2. In addition to volume fluctuations, our variable costs, such as electricity, operating supplies and chemicals, are influenced by general economic conditions that are beyond our control. Other events outside our control, such as power outages, have in the past interrupted our operations and increased our total production costs, and we may experience similar events in the future.

        Beginning in the second quarter of 2011, our cost of goods sold also includes the cost allocated to our inventory acquired as part of our acquisitions of Molycorp Tolleson and Molycorp Sillamäe as well as the costs of production subsequent to our acquisitions.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses consist primarily of personnel and related costs; legal, accounting and other professional fees; occupancy costs; and information technology costs. We continue to experience increased selling, general and administrative expenses as we expand our business and operate as a publicly-traded company. These expenses include additional personnel costs as we construct our new facilities and pursue other business development activities to execute our "mine-to-magnets" business plan. We have also experienced additional legal, compliance and corporate governance expenses, as well as additional accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees and increased premiums for certain insurance policies, among other expenses. Additionally, we incurred significant professional fees and other expenses in connection with the business acquisitions that we completed in April 2011, and our future selling, general and administrative expenses will be higher as a result of those acquisitions.

Income Taxes

        We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

        Prior to our Corporate Reorganization, we operated entirely within limited liability companies, which were not directly liable for the payment of federal or state income taxes and our taxable income or loss was included in the state and federal tax returns of Molycorp, LLC's members. Molycorp, Inc. is subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2011, we recorded $20.9 million and $14.4 million, respectively, in income tax expense. The combined tax expense for the nine months ended September 30, 2011 is lower as it included the effect of a discrete income tax benefit related to the mineral resources recorded in the second quarter of 2011.

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

        We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we have acquired enough air emission offset credits for both our Project Phoenix Phase 1 and our Project Phoenix Phase 2. In addition, during the nine months ended September 30, 2011 and 2010, we incurred operating expenses of approximately $4.5 million and $1.2 million, respectively, associated with environmental compliance requirements. The costs expected to be incurred as part of our on-going remediation, which is expected to continue throughout the Mountain Pass facility's operating, closure and post-closure periods, are included as part of our asset retirement obligations. See Asset Retirement Obligation in the Notes to Condensed Consolidated Financial Statements. We anticipate the need to dispose of a portion of the wastewater in one of our evaporation ponds in order to repair recently detected lining tears. We estimate the wastewater transportation and disposal costs associated with this repair to be approximately $4.0 million in 2011. In addition, while our chlor-alkali plant is being constructed, we intend to remove and dispose of any wastewater generated in excess of our evaporation capability at an off-site location, as a result of which we may incur additional significant costs.

        We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the way such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated environmental expenditures will be required in 2011 or in the future, including expenditures as a result of our acquisitions of Molycorp Tolleson and Molycorp Sillamäe. We expect continued government and public emphasis on environmental issues will result in increased future investment for environmental controls at our operations. Additionally, with increased attention paid to emissions of GHGs, including carbon dioxide, current and future regulations are expected to affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.

        Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for costs relating to environmental contamination at our facilities or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of September 30, 2011, we had placed a total of $27.4 million of surety bonds with California state and regional agencies. These bonds require annual payment and renewal. In the second quarter of each year, we are required to provide the State of California with an updated estimate of the costs associated with the mine reclamation. This estimate is reviewed and approved by the State of California, after which we are responsible for making any necessary changes to surety bonds placed with the State of California.

        As a result of new construction activity at Mountain Pass associated with our modernization and expansion project, additional lands have been disturbed since the last mine reclamation cost estimate in 2010, resulting in an increase in the mine reclamation obligation from $3.3 million to $4.1 million. The additional $0.8 million surety amount will be placed with the State of California following approval of the cost estimate by state agencies. The EPA has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, or the "Superfund" law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.

Results of Operations

Three Months Ended September 30, 2011 and 2010 (In thousands)

	Three Months Ended September 30
	2011	2010	Change
Sales	$138,050	$8,533	$129,517
Cost of goods sold	(50,548)	(7,742)	(42,806)
Selling, general and administrative expenses	(14,290)	(4,117)	(10,173)
Stock-based compensation	(611)	(6,527)	5,916
Depreciation and amortization expense	(305)	(83)	(222)
Accretion expense	(240)	(216)	(24)

Operating income (loss)	72,056	(10,152)	82,208
Other (expense) income
Other (expense) income	(117)	14	(131)
Foreign currency transaction losses, net	(2,000)	—	(2,000)
Interest expense, net	(671)	(7)	(664)

Income (loss) before income taxes	69,268	(10,145)	79,413
Provision for income taxes	(20,852)	—	(20,852)

Net income (loss)	$48,416	$(10,145)	58,561

Three Months Ended September 30, 2011 (In thousands)	Molycorp Minerals	Molycorp Sillamäe	Molycorp Tolleson	Other and Eliminations	Total Molycorp
Sales:
External	$94,341	$29,260	$14,449	$—	$138,050
Intersegment	30,535	6,652	—	(37,187)	—

Total sales	124,876	35,912	14,449
Cost of goods sold	(20,921)	(35,761)	(13,833)	19,967	(50,548)
Selling, general and administrative expenses	(13,897)	(212)	(184)	3	(14,290)
Depreciation, amortization and accretion expense	(338)	(398)	191	—	(545)
Stock-based compensation	(591)	(7)	(13)	—	(611)

Operating income (loss)	89,129	(466)	610	(17,217)	72,056
Other (expense) income	(695)	(2,099)	6	—	(2,788)

Income (loss) before income taxes	$88,434	$(2,565)	$616	$(17,217)	$69,268

Total assets at September 30, 2011	$1,184,137	$122,316	$33,032	$(148,934)	$1,190,551

Capital expenditures (accrual basis)	$106,162	$2,300	$—	$—	$108,462

Sales

        For the three months ended September 30, 2011 and 2010, our consolidated sales were $138.1 million and $8.5 million, respectively. This significant increase in sales is due to the combination of a general increase in the prices of REO products, sales of metal and alloy products as a result of our acquisitions of Molycorp Tolleson and the controlling interest in Molycorp Sillamäe in April 2011, and higher sales volumes of didymium products, which have much higher sale prices per kilogram than the lanthanum products that comprised a greater percentage of our sales in 2010.

        The following analysis presents sales and cost of goods sold on a gross basis (i.e., before intercompany eliminations). Management believes this presentation provides a better understanding of the performance of each operating segment in terms of production volumes and costs.

Molycorp Minerals (Mountain Pass)

        Molycorp Minerals' sales were $124.9 million and $8.5 million for the three months ended September 30, 2011 and 2010, respectively. Sales for the three months ended September 30, 2011 consisted primarily of lanthanum oxide, didymium metal and ceric hydrate, which have relatively higher sales prices per kilogram compared to products sold during the three months ended September 30, 2010, which consisted significantly of lanthanum chlorohydrate. In total, for the three months ended September 30, 2011, Mountain Pass sold 1,002 mt of REO products at an average sales price of $124.65 per kilogram compared to sales of 517 mt of REO products at an average sales price of $16.44 per kilogram for the three months ended September 30, 2010. We anticipate cerium products, lanthanum products and didymium products to make up a significant percentage of our total sales until we complete Project Phoenix Phase 1. The following is a summary of the sales percentages by significant product for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30
Molycorp Minerals (Mountain Pass)	2011	2010
Lanthanum products	32%	42%
Ceric Hydrate	12%	18%
Didymium products	53%	31%
Other cerium products	1%	3%

Molycorp Sillamäe

        Sales from our Molycorp Sillamäe facility for the three months ended September 30, 2011 totaled $35.9 million. Rare earth products contained 384 mt of REO equivalent products sold at an average sales price of $57.08 per kilogram; 88 mt of rare metals were sold at an average sales price of $151.50 per kilogram. The following is a summary of sales percentages by significant product categories at Molycorp Sillamäe for the three months ended September 30, 2011.

Molycorp Sillamäe	Three Months Ended September 30, 2011
Rare earth products	61%
Rare metals	37%
Other products	2%

        Rare earth products include cerium carbonate, neodymium oxide, praseodymium oxide, lanthanum oxide and lanthanum carbonate. Rare metals primarily include tantalum and niobium.

Molycorp Tolleson

        For the three months ended September 30, 2011, Molycorp Tolleson sold rare earth and other specialty alloys containing approximately 52 mt of REO equivalent products for a total of $14.4 million. As part of the acquisition of Molycorp Tolleson, we entered into a rare earth products purchase and supply agreement with Santoku through which Molycorp Tolleson will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the purchase and supply agreement. Sales to Santoku under the terms of this agreement were $12.5 million for the three months ended September 30, 2011 and comprised 86% of total Molycorp Tolleson revenue.

        The following is a summary of the sales percentages by significant product for the three months ended September 30, 2011.

Three Months Ended September 30, 2011
Neodymium alloys	74%
Samarium alloys	11%
Other products	15%

        Other products include specialty alloys, small metals, metal foils and the resale of certain materials.

Cost of Goods Sold

Molycorp Minerals (Mountain Pass)

        Molycorp Minerals' cost of goods sold was $20.9 million and $7.7 million for the three months ended September 30, 2011 and 2010, respectively. The higher costs for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, were due to higher sales volume and higher costs associated with purchases. Lower of cost or market inventory write-downs were zero and $0.6 million for the three months ended September 30, 2011 and 2010, respectively.

        Total production costs charged to inventory were $14.0 million and $6.0 million for the three months ended September 30, 2011 and 2010, respectively. Inventory purchases and tolling costs were $6.5 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively. The primary products we purchased during those periods were lanthanum oxide, cerium carbonate, neodymium oxide, didymium metal and praseodymium oxide.

        The following is a summary of the production quantities in metric tons by significant product for the three months ended September 30, 2011 and the corresponding production quantities for the three months ended September 30, 2010 (in metric tons).

	Three Months Ended September 30
Molycorp Minerals (Mountain Pass)	2011	2010
Lanthanum products	389	295
Ceric Hydrate	243	145
Didymium products	93	80
Other cerium products	14	7

        Production costs charged to inventory were higher during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, due to increased production levels. We expect to attain increased production levels throughout 2011.

        Chemical costs allocated to production were $3.7 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively. Chemical costs in the third quarter of 2011 were higher compared to the same period in 2010 due to higher production levels, despite improved processing techniques that reduced chemical usage, and an increase in prices for chemicals.

        Labor costs, including related employee benefits, allocated to production were $4.3 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 we had a total of 177 employees at Mountain Pass compared to 111 employees at September 30, 2010, which led to higher wage and employee related benefit expenses. During the third quarter of 2011, we also experienced increase in labor costs as compared to the third quarter of 2010, due to the annual wage increase required under our union contract signed in March 2011.

        Maintenance costs, including maintenance labor and supplies, were $0.9 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively. Utility charges, which primarily include electricity, were $0.8 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively.

        Other costs allocated to production, including depreciation, were $6.9 million and $3.0 million for three months ended September 30, 2011 and 2010, respectively. These costs were higher in the third quarter of 2011 due to the significant increase in depreciation expense from the placement of assets into service related to the second pilot processing campaign. These assets are being depreciated over their remaining useful lives and will be decommissioned following the full restart of our new production facilities at the completion of Project Phoenix. Additional increases are due to higher consulting and contracted service costs during 2011 compared to 2010.

        In March 2010, we also began blending our existing didymium oxide inventory, which, prior to blending, contained varying percentages of neodymium and praseodymium, to create a more consistent content which better meets customer specifications. For the three months ended September 30, 2011 and 2010, approximately 278 mt and 192 mt were blended, respectively. Blended inventory is reclassified from work in process ("WIP") to finished goods.

Molycorp Sillamäe

        Molycorp Sillamäe's cost of goods sold for the three months ended September 30, 2011 was $35.8 million. The following is a summary of the production quantities in metric tons by significant product categories for the three months ended September 30, 2011.

Molycorp Sillamäe	Three Months Ended September 30, 2011
Rare earth products	417
Rare metals	162
Other products	182

        Cost of goods sold primarily reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily includes labor, materials and reagents, energy, depreciation and other related costs incurred in the production process. In addition, cost of goods sold includes $10.2 million of purchase price in excess of the carrying value that was allocated to inventory at the time of the acquisition in April 2011.

Molycorp Tolleson

        Molycorp Tolleson's cost of goods sold for the three months ended September 30, 2011 was $13.8 million. Molycorp Tolleson manufactured 72 mt of REO equivalent products in the third quarter of 2011, which correspond to approximately 178 tons of total alloys produced. Cost of goods sold primarily reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily includes labor, materials, energy, depreciation and other related costs incurred in the production process.

Selling, General and Administrative Expenses

Molycorp Minerals (Mountain Pass)

        Molycorp Minerals' selling, general and administrative expenses were $13.9 million and $4.1 million for the quarters ended September 30, 2011 and 2010, respectively. Beginning in the first quarter of 2010, we experienced a significant increase in professional fees primarily due to increasing our staffing as we prepared to start construction of our new facilities in January 2011 and other business development activities to execute our "mine-to-magnets" business plan. Total start-up costs for the three months ended September 30, 2011 totaled $1.3 million. We have also experienced increased spending for accounting, information technology consulting and engineering services. Selling, general and administrative expenses include $2.0 million of research and development costs.

        In addition, we recognized $0.6 million and $6.5 million in stock-based compensation in the three months ended September 30, 2011 and 2010, respectively.

Molycorp Sillamäe

        Molycorp Sillamäe's selling, general and administrative expenses for the three months ended September 30, 2011 were $0.2 million. Our selling, general and administrative expenses consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.

Molycorp Tolleson

        Molycorp Tolleson's selling, general and administrative expenses for the three months ended September 30, 2011 were $0.2 million. Our selling, general and administrative expenses consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.

Nine Months Ended September 30, 2011 and 2010 (In thousands)

	Nine Months Ended September 30
	2011	2010	Change
Sales	$263,927	$13,455	$250,472
Cost of goods sold	(110,148)	(19,268)	(90,880)
Selling, general and administrative expenses	(36,597)	(12,851)	(23,746)
Stock-based compensation	(3,922)	(21,660)	17,738
Depreciation and amortization expense	(670)	(239)	(431)
Accretion expense	(715)	(695)	(20)

Operating income (loss)	111,875	(41,258)	153,133
Other (expense) income
Other (expense) income	(152)	80	(232)
Foreign currency transaction losses, net	(1,850)	—	(1,850)
Interest expense, net	(461)	(7)	(454)

Income (loss) before income taxes	109,412	(41,185)	150,597
Provision for income taxes	(14,439)	—	(14,439)

Net income (loss)	$94,973	$(41,185)	136,158

Sales

        For the nine months ended September 30, 2011 and 2010, our consolidated sales were $263.9 million and $13.5 million, respectively. This significant increase in sales is due to the combination of a general increase in the price of REO products, sales of new metal and alloy products as a result of our acquisitions of Molycorp Tolleson and the controlling interest in Molycorp Sillamäe and higher sales volumes of cerium and didymium products, which have much higher sale prices per kilogram than the lanthanum products that comprised substantially all our sales in 2010.

Nine Months Ended September 30, 2011 (In thousands)	Molycorp Minerals	Molycorp Sillamäe	Molycorp Tolleson	Other and Eliminations	Total Molycorp
Sales:
External	$180,951	$58,277	$24,699	$—	$263,927
Intersegment	46,482	10,290	—	(56,772)	—

Total sales	227,433	68,567	24,699
Cost of goods sold	(59,307)	(56,233)	(24,976)	30,368	(110,148)
Selling, general and administrative expenses	(34,530)	(1,774)	(296)	3	(36,597)
Depreciation, amortization and accretion expense	(988)	(397)	—	—	(1,385)
Stock-based compensation	(3,902)	(7)	(13)	—	(3,922)

Operating income (loss)	128,706	10,156	(586)	(26,401)	111,875
Other (expense) income	(418)	(2,051)	6	—	(2,463)

Income (loss) before income taxes	$128,288	$8,105	$(580)	$(26,401)	$109,412

Total assets at September 30, 2011	$1,184,137	$122,316	$33,032	$(148,934)	$1,190,551

Capital expenditures (accrual basis)	$218,128	$4,672	$—	$—	$222,800

        The following analysis presents sales and cost of goods sold on a gross basis (i.e., before intercompany eliminations). Management believes this presentation provides a better understanding of the performance of each operating segment in terms of production volumes and costs.

Molycorp Minerals (Mountain Pass)

        Molycorp Minerals' sales were $227.4 million and $13.5 million for the nine months ending September 30, 2011 and 2010, respectively. Sales for the nine months ended September 30, 2011 consisted primarily of lanthanum oxide, didymium metal and ceric hydrate, which have relatively higher sales prices per kilogram compared to sales for the nine months ended September 30, 2010, which consisted primarily of lanthanum cholorohydrate. In total, for the nine months ended September 30, 2011, we sold 2,685 mt of REO products at an average sales price of $84.69 per kilogram compared to sales of 1,206 mt of REO products at an average sales price of $11.19 per kilogram for the nine months ended September 30, 2010. We anticipate cerium products, lanthanum products and didymium products to make up a significant percentage of our total sales until we complete Project Phoenix

Phase 1. The following is a summary of the sales percentages by significant product for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30
Molycorp Minerals (Mountain Pass)	2011	2010
Lanthanum products	30%	61%
Ceric Hydrate	22%	11%
Didymium products	42%	20%
Other cerium products	4%	16%

Molycorp Sillamäe

        Sales from our Molycorp Sillamäe facility from April 1, 2011 (the acquisition date) through September 30, 2011 totaled $68.6 million. Rare earth products contained 888 mt of REO equivalent products sold at an average sales price of $45.95 per kilogram; 167 mt of rare metals were sold at an average sales price of $160.82 per kilogram. The following is a summary of sales percentages by significant product categories at Molycorp Sillamäe for the three months ended September 30, 2011.

Molycorp Sillamäe	April 1, 2011 through September 30, 2011
Rare earth products	60%
Rare metals	39%
Other products	1%

        Rare earth products include cerium carbonate, niobium oxide, praseodymium oxide, lanthanum oxide and lanthanum carbonate. Rare metals primarily include tantalum and niobium.

Molycorp Tolleson

        For the period of April 15, 2011 (the acquisition date) through September 30, 2011, Molycorp Tolleson sold custom and specialty alloys and high purity rare earth metals containing approximately 105 mt of REO equivalent products for a total of $24.7 million. As part of the acquisition of Molycorp Tolleson, we entered into a rare earth products purchase and supply agreement with Santoku through which Molycorp Tolleson will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the purchase and supply agreement. Sales to Santoku under the terms of this agreement were $19.8 million from April 15, 2011 through September 30, 2011 and comprised 80% of total Molycorp Tolleson revenue.

        The following is a summary of the sales percentages by significant product from April 15, 2011 through September 30, 2011.

April 15, 2011 through September 30, 2011
Neodymium alloys	68%
Samarium alloys	10%
Other products	22%

        Other products include specialty alloys, small metals, metal foils and the resale of certain materials.

Cost of Goods Sold

Molycorp Minerals (Mountain Pass)

        Molycorp Minerals' cost of goods sold was $59.3 million and $19.3 million for the nine months ended September 30, 2011 and 2010, respectively. The higher costs for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, were due to higher sales volume and higher costs associated with purchases. Lower of cost or market inventory write-downs were $0.6 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. In addition, the Company recognized a $1.0 million write-down of WIP inventory based on estimate REO quantities for the nine months ended September 2011.

        Total production costs charged to inventory were $34.2 million and $10.5 million for the nine months ended September 30, 2011 and 2010, respectively. Inventory purchases and tolling costs were $18.1 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. The primary products we purchased during those periods were lanthanum oxide, cerium oxide, cerium carbonate, neodymium oxide, didymium metal and praseodymium oxide.

        The following is a summary of the production quantities in metric tons by significant product for the nine months ended September 30, 2011 and the corresponding production quantities for the nine months ended September 30, 2010 (in metric tons).

	Nine Months Ended September 30
Molycorp Minerals (Mountain Pass)	2011	2010
Lanthanum products	996	625
Ceric Hydrate	737	145
Didymium products	282	160
Other cerium products	37	7

        Production costs charged to inventory were higher during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, due to increased production levels. We expect to attain increased production levels throughout 2011.

        Chemical costs allocated to production were $9.0 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively. Chemical costs in the third quarter of 2011 were higher compared to the same period in 2010 due to higher production levels, despite improved processing techniques that reduced chemical usage, and an increase in prices for chemicals.

        Labor costs, including related employee benefits, allocated to production were $10.8 million and $6.3 million the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 we had a total of 177 employees at Mountain Pass and our corporate office compared to 111 employees at September 30, 2010, which led to higher wage and employee related benefit expenses. Higher labor costs were also due to the annual wage increase required under our union contract, which took effect in March 2011.

        Maintenance costs, including maintenance labor and supplies, were $2.3 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. Utility charges, which primarily include electricity, were $2.4 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively.

        Other costs allocated to production, including depreciation, were $18.8 million and $6.7 million for nine months ended September 30, 2011 and 2010, respectively. These costs were higher in the third quarter of 2011 due to the significant increase in depreciation expense from the placement of assets into service related to the second pilot processing campaign. These assets are being depreciated over their remaining useful life and will be decommissioned with the full restart of the mine at the end of 2012. Additional increases are due to higher consulting and contracted service costs during 2011 compared to 2010.

        In March 2010, we also began blending our existing didymium oxide inventory, which, prior to blending, contained varying percentages of neodymium and praseodymium, to create a more consistent content which better meets customer specifications. For the nine months ended September 30, 2011 and 2010, approximately 603 mt and 481 mt were blended, respectively. Blended inventory is reclassified from WIP to finished goods.

Molycorp Sillamäe

        Molycorp Sillamäe's cost of goods sold from April 1, 2011 (the acquisition date) through September 30, 2011 was $56.2 million. The following is a summary of the production quantities in metric tons by significant product categories from April 1, 2011 through September 30, 2011.

Molycorp Sillamäe	April 1, 2011 through September 30, 2011
Rare earth products	798
Rare metals	327
Other products	377

        Cost of goods sold primarily reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily includes labor, materials and reagents, energy, depreciation and other related costs incurred in the production process. In addition, cost of goods sold includes $10.2 million of purchase price in excess of the carrying value that was allocated to inventory at the time of the acquisition in April 2011.

Molycorp Tolleson

        Molycorp Tolleson's cost of goods sold from April 15, 2011 (the acquisition date) through September 30, 2011 was $25.0 million. Molycorp Tolleson manufactured 125 mt of REO equivalent products in the same period, which correspond to approximately 329 tons of total alloys produced. Cost of goods sold primarily reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily includes labor, materials, energy, depreciation and other related costs incurred in the production process.

Selling, General and Administrative Expenses

Molycorp Minerals (Mountain Pass)

        Molycorp Minerals' selling, general and administrative expenses were $34.5 million and $12.9 million for the nine months ended September 30, 2011 and 2010, respectively. Beginning in the first quarter of 2010, we experienced a significant increase in professional fees primarily due to increasing our staffing as we prepared to start construction of our new facilities in January 2011 and other business development activities to execute our "mine-to-magnets" business plan. Total start-up costs for the nine months ended September 30, 2011 totaled $1.3 million. We have also experienced increased spending for accounting, information technology consulting and engineering services. Selling, general and administrative expenses include $5.0 million of research and development costs.

        In addition, we recognized $3.9 million and $21.7 million in stock-based compensation in the nine months ended September 30, 2011 and 2010, respectively.

Molycorp Sillamäe

        Molycorp Sillamäe's selling, general and administrative expenses from April 1, 2011 (the acquisition date) through September 30, 2011 were $1.8 million. Our selling, general and administrative expenses consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.

Molycorp Tolleson

        Molycorp Tolleson's selling, general and administrative expenses from April 15, 2011 (the acquisition date) through September 30, 2011 were $0.3 million. Our selling, general and administrative expenses consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.

Capital Expenditures

        Our capital expenditures, on an accrual basis, totaled $222.8 million and $15.6 million for the nine months ended September 30, 2011 and 2010, respectively. Most of the capitalized costs incurred during the nine months ended September 30, 2010 are related to our second pilot processing campaign, which commenced in April 2010, and most of the capitalized costs for the nine months ended September 30, 2011 relate to our modernization and expansion project at the Mountain Pass facility.

Outlook for the Remainder of 2011

        For the remainder of 2011, we anticipate China-based producers and suppliers will continue to limit the quantity of REOs available outside of China, supporting strong pricing for REOs despite a near-term price decrease for certain REOs in the third quarter driven by a temporary release of stocks by market speculators in and out of China. We believe this trend will create opportunities for us to increase sales volumes and improve pricing terms for our products. While we experienced a short-term decrease in market demand in the third quarter from the aftermath of the earthquake/tsunami in Japan and the effects of rapid price escalation in the second quarter, we anticipate a rebound in demand during the fourth quarter. While the volume of products we are currently able to produce remain limited by the capability of our existing production facilities, we anticipate further expanding our products and markets throughout the remainder of the year, including market penetration of our XSORBX® technology into the water treatment industry. We will continue to supply Molycorp Sillamäe and Molycorp Tolleson with rare earth concentrates and REOs from our Mountain Pass facility to utilize their production capabilities and maximize value from these acquisitions. We believe that our revenue for the next three months will be sufficient to fund our operating activities for the remainder of the year, which includes corporate selling, general and administrative expense.

Capital Investments

        We are incurring significant capital expenditures under our plans to modernize and expand our Mountain Pass facility, as well as consistent expenditures to replace assets necessary to sustain safe and reliable production. Most of the facilities and equipment acquired in connection with the acquisition of the Mountain Pass facility are at least 20 years old. We are executing an accelerated modernization plan that includes the refurbishment of the Mountain Pass mine and related processing facilities through 2012 in order to increase REO production. We expect to incur approximately $895 million in property, plant and equipment additions in connection with Project Phoenix Phase 1 and Project Phoenix Phase 2. In October 2011, the Board approved an acceleration of the Project Phoenix Phase 1 initial start-up by three months and authorized an additional investment of $114 million in acceleration costs, including contingency funds, which will be funded from current cash flow and existing cash balances. The $114 million incremental investment is included in the $895 million total estimate for

Project Phoenix Phase 1 and Project Phoenix Phase 2 and is in addition to the $20 million increase over our previous estimate approved by the Board in January 2011. As a result of this acceleration, we anticipate our 2012 production will increase by approximately 3,500 mt of REO, with a total 2012 production expected to expand to between 8,000 to 10,000 mt of REO. We accelerated our Project Phoenix Phase 1 start-up due to robust rare earth oxide markets and very favorable project economics. This acceleration, if successful, will help to improve the diversity of global supply, which is an increasingly urgent matter for rare earth consumers. By accelerating our Project Phoenix Phase 1 start-up, we also expect to reduce the overall project risk by allowing for a more orderly and sequential start-up of the various circuits of this complex plant.

        All of the amounts for future capital spending described above are initial estimates that are subject to change as the projects are further developed. Total capital spending in 2011 is expected to be approximately $405 million.

Liquidity and Capital Resources

        Under our current business plan, we intend to spend approximately $895 million, excluding capitalized interest, to restart mining operations, construct and refurbish processing facilities and other infrastructure at the Mountain Pass facility and expand into metal, alloy and magnet production in connection with our Project Phoenix Phase 1, and to expand production capacity at Mountain Pass to 40,000 mt of REO per year by the third quarter of 2013 (Project Phoenix Phase 2). Our total estimated capital expenditures of $895 million do not include corporate, selling, general and administrative expenses, which we estimate to be an additional $50 million to $60 million per year, and capitalized interest.

        We expect to finance our remaining capital expenditures under Project Phoenix Phase 1 and Phase 2, as well as our working capital requirements, with our available cash balances as of September 30, 2011, and anticipated revenue from operations. Additionally, we may elect to satisfy certain capital expenditure requirements through vendor financing, leasing or other financing arrangements.

Cash Provided from Operating Activities

        Net cash provided from operations during the nine months ended September 30, 2011 was $28.7 million, an increase of $49.9 million as compared to the same period in 2010. This change was primarily driven by a higher net income, partially offset by a net increase in working capital requirements. Significant sales growth combined with larger production volume throughout the nine months ended September 30, 2011 contributed to much higher account receivable and inventory balances as compared to the same period in 2010.

Investing Activities

        Net cash used in investing activities increased to $198.0 million during the nine months ended September 30, 2011 as compared to $33.2 million during the same period of 2010. This increase was due to higher capital expenditures as part our modernization and expansion plan at Mountain Pass, the cash paid for the business acquisitions we completed in April 2011 and the investment in non-marketable securities we made in September 2011.

Financing Activities

        Net cash provided from financing activities increased from $398.9 million during the nine months ended September 30, 2010 to $415.1 million during the nine months ended September 30, 2011, primarily due to the net proceeds from the sale of our Convertible Preferred Stock and from the sale of our Convertible Notes, partially offset by the $6.2 million preferred dividend that we paid through September 2011, and $1.5 million of net debt repayments.

Liquidity of Operating Subsidiaries

        The total $562.0 million of cash and cash equivalents held by the Company as of September 30, 2011, is comprised of 1) $547.6 million held by Molycorp Minerals, LLC, which represents liquidity available at the corporate level to fund the remaining capital expenditures under Project Phoenix Phase 1 and Phase 2 as well as the working capital needs at Mountain Pass; 2) $10.6 million held by Molycorp Sillamäe; 3) $3.6 million held by Molycorp Tolleson; and 4) $0.2 million held by the sales office in Tokyo, Japan. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Molycorp Sillamäe, borrowing under certain bank loans. From time to time, the sources of liquidity for Molycorp Sillamäe and Molycorp Tolleson may be supplemented by short-term loans from Molycorp Minerals, LLC.

        As of September 30, 2011, Molycorp Minerals, LLC advanced funds, in the form of interest bearing unsecured promissory notes, to Molycorp Sillamäe for $12.0 million and to Molycorp Tolleson for $8.1 million. Principal repayments under these notes are due to Molycorp Minerals, LLC during the second and third quarter of 2012.

        Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, capital expenditures and third-party debt service requirements.

Contractual Obligations

        As of September 30, 2011, we had the following contractual obligations in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$3,019	$823	$1,142	$932	$122
Purchase obligations (2)	368,621	293,559	36,393	10,320	28,349
Employee obligations (3)	2,567	2,365	202	—	—
Asset retirement obligations (4)	22,486	353	7,052	584	14,497
Debt and capital lease obligations, excluding interest	238,009	134	3,954	232,814	1,107

Total	$634,702	$297,234	$48,743	$244,650	$44,075

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

Off-Balance Sheet Arrangements

        As of September 30, 2011, our only off-balance sheet arrangements are the operating leases reported in the contractual obligations table above.

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

        The Company adopted this guidance and provided the supplemental pro forma information related to the business combination of Molycorp Tolleson and the controlling interest in Molycorp Sillamäe in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

        Molycorp early adopted this update and elected, in the second quarter of 2011, to present comprehensive income in two separate, but consecutive statements for the three- and six-month periods ended June 30, 2011. No retroactive application of this update was necessary as the Company did not have any items entering into the determination of comprehensive income (loss) other than net income (loss) for all periods prior to the second quarter of 2011.

GLOSSARY OF SELECTED MINING TERMS

        The following is a glossary of selected mining terms used in this quarterly report that may be technical in nature:

Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.

Bastnasite	Bastnasite is a mixed Lanthanide fluoro-carbonate mineral (Ln F CO3) that currently provides the bulk of the world's supply of the light REEs. Bastnasite and monazite are the two most common sources of cerium and other REEs. Bastnasite is found in carbonatites, igneous carbonate rocks that melt at unusually low temperatures.
Cerium
Cerium (Ce) is a soft, silvery, ductile metal which easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite. Cerium has two relatively stable oxidation states, enabling both the storage of oxygen and its widespread use in catalytic converters. Cerium is also widely used in glass polish.
Concentrate
A mineral processing product that generally describes the material that is produced after crushing and grinding ore effecting significant separation of gangue (waste) minerals from the desired metal and/or metal minerals, and discarding the waste minerals. The resulting "concentrate" of minerals typically has an order of magnitude higher content of minerals than the beginning ore material.
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
Praseodymium
Praseodymium (Pr) comprising about 4% of the lanthanide content of bastnasite, is a common coloring pigment. Along with neodymium, praseodymium is used to filter certain wavelengths of light. Praseodymium is used in photographic filters, airport signal lenses, and welder's glasses. As part of an alloy, praseodymium is used in permanent magnet systems designed to make smaller and lighter motors. Praseodymium is also used in automobile and other internal combustion engine pollution control catalysts.
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
Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.
Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Same definition as 'ore'

Samarium	Samarium (Sm) is predominantly used to produce high temperature, high power samarium cobalt magnets. Although these magnets are less powerful than NdFeB magnets, they can be used over a wider range of conditions.
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

Commodity Price Risk

        Our current principal product mix, including cerium, lanthanum, praseodymium, neodymium, tantalum and niobium are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. A portion of our current business is conducted in the spot market; therefore, prices can vary with the transaction and individual bids received. Our products are primarily marketed to manufacturers as component materials. Prices will vary based on the demand for the end products being produced with the mineral resources we mine and process.

        Our sales and profitability are determined principally by the price of the rare earth products, rare metals and magnet alloys that we produce and, to a lesser extent by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no hedging contracts for revenues and costs in place and intend to consider hedging strategies in the future.

        Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts on these commodities and we do not currently anticipate entering into derivative agreements on commodities.

Interest Rate Risk

        Our total debt obligations, including our inventory financing arrangement with Traxys North America, LLC, were $239.7 million as of September 30, 2011. Our exposure to interest rate risk as a result of the variable interest debt included in these obligations would result in a roughly $0.1 million increase/decrease in interest rate expense for every 1% increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

Foreign Currency Risk

        We are exposed to fluctuations of the U.S. dollar (the Company's reporting currency) against the functional currency (the euro) of Molycorp Sillamäe, our operating subsidiary in Estonia, when we translate Molycorp Sillamäe's financial statements into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against the euro results into unrealized foreign currency translation losses (gains) with respect to assets acquired in, liabilities assumed from and results of operations from Molycorp Sillamäe. Therefore, we may experience a negative impact on our comprehensive income (loss) and stockholders' equity with respect to our holdings in Molycorp Sillamäe as a result of foreign currency translation. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our Estonian subsidiary into U.S. dollars.

ITEM 4.    CONTROLS AND PROCEDURES.

        In accordance with Rule 13a-15(b) of the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. We acquired a controlling interest in Molycorp Sillamäe on April 1, 2011, and it represented 10% of our total assets as of September 30, 2011. We also acquired Molycorp Tolleson on April 15, 2011, and it represented 3% of our total assets as of September 30, 2011. As both acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include Molycorp Sillamäe and Molycorp Tolleson. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

        Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including the Chief Executive Officer and Chief Financial Officer does not expect that our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently party to any material legal proceedings.

ITEM 1A.    RISK FACTORS.

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)   Use of Proceeds

        Our initial public offering ("IPO") of common stock, par value $0.001 per share, was effected through a Registration Statement on Form S-1 (Registration No. 333-166129) that was declared effective by the SEC on July 29, 2010. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the IPO dated July 29, 2010 filed by us with the SEC pursuant to Rule 424(b). Assuming use of IPO proceeds before proceeds on our preferred stock and convertible debt offerings, through September 30, 2011, we have used approximately $187.3 million, $22.1 million, $46.5 million and $9.0 million of the net proceeds from the IPO for capital expenditures including construction and refurbishment of the Mountain Pass facilities, cash collateral deposit requirements net of refunds of $18.2 million, business acquisitions, including investments in non-marketable securities, and working capital, respectively. Pending application of the remaining net proceeds to fund a portion of our modernization and expansion of the Mountain Pass facility, through September 30, 2011, we have invested $550.3 million of net proceeds from the offering in in a variety of capital preservation investments, including short-term interest-bearing obligations, investment-grade instruments, certificates of deposit and direct guaranteed obligations of the United States.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    [REMOVED AND RESERVED].

ITEM 5.    OTHER INFORMATION.

Mine Safety Practices

        Our operations at the Mountain Pass facility are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the Mine Act, and the regulations adopted by the California Occupational Safety and Health Administration, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. The Mountain Pass facility maintains a rigorous safety program. Our employees and contractors are required to complete 24 hours of initial safety training, as well as an 8 hour annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe or out of compliance. As a direct result of this commitment to safety, the Mountain Pass facility has an exceptional safety record, which as of September 30, 2011, stood at 2,271 days worked without a lost-time or restricted work accident. The lost-time incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee's scheduled work. Our lost-time incidence rate for all Mountain Pass employees through September 30, 2011 was zero as compared to the national average of 1.88 reported by MSHA for the 2010 calendar year.

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

        Within the last several years, the Mountain Pass facility has received numerous awards for safety, including: the MSHA Sentinels of Safety Award (2008, 2006 and 2004); the National Safety Council Awards—Perfect Record (2008, 2007, 2006, 2004); and the National Safety Council Awards—Occupational Excellence achievement award (2009, 2007 and 2004). We believe that our commitment to a safe working environment at the Mountain Pass facility provides us with a competitive advantage in attracting and retaining employees. The Molycorp Tolleson facility has not had a lost-time accident for the past 14 years. Molycorp Sillamäe is certified in ISO 9001, ISO 14001 and ISO 18001. The Molycorp Sillamäe facility has had only one lost-time accident during the second quarter of 2011, and one during the 12 months prior to the acquisition by Molycorp.

Section 1503 of Dodd-Frank Wall Street Reform and Consumer Protection Act: Reporting Requirements regarding Coal or Other Mine Safety.

        Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted on July 21, 2010, requires that mine operators provide certain safety information in their periodic reports filed with the SEC.

        Below is information regarding the safety of our sole rare earth mine located at Mountain Pass, California for the three months ended September 30, 2011:

(A)	Total number of alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104 of the Mine Act for which we received a citation from the MSHA	5
(B)	Total number of orders issued under Section 104(b) of the Mine Act	0
(C)	Total number of citations and orders for alleged unwarrantable failure by us to comply with mandatory health or safety standards under Section 104(d) of the Mine Act	0
(D)	Total number of alleged flagrant violations under Section 110(b)(2) of the Mine Act	0
(E)	Total number of imminent danger orders issued under Section 107(a) of the Mine Act	0
(F)	Total dollar value of proposed assessments from the MSHA under the Mine Act	408.00
(G)	Total number of mining-related fatalities	0

        During the three months ended September 30, 2011, we did not receive written notice from the MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under Section 104(e) of the Mine Act, or (ii) the potential to have such a pattern with respect to our sole rare earth mine located at Mountain Pass, California. As of September 30, 2011, both of our pending legal actions before the Federal Mine Safety and Health Review Commission involving our sole rare earth mine at Mountain Pass, California had been resolved. On June 24, 2010, we filed a

Notice to Contest Citation with the Federal Mine Safety and Health Review Commission pursuant to Section 105(d) of the Mine Act to contest a modification to a citation that was issued after we had paid the penalty assessment due on the citation. MSHA filed an answer on August 24, 2010, claiming that the citation was properly issued. MSHA issued an Order of Dismissal on June 8, 2011, and agreed that the original citation should stand without modification. On February 2, 2011, we filed a Notice to Contest Citation in response to two penalty assessments issued by MSHA, each in the amount of $3,996.00, for minor workplace inspection and chemical storage violations. On April 12, 2011, MSHA responded, and reaffirmed the original penalty amounts. On May 4, 2011, we completed a filing with the Federal Mine Safety and Health Review Commission that outlined the reasons why the penalty assessments were excessive, and requested that the citations be vacated and dismissed. MSHA proposed a settlement in a filing dated August 17, 2011, wherein the severity of the citations would be reduced, and the penalties would be reduced to $154.00 per citation. We accepted this settlement, and paid a total of $308.00 to MSHA on August 29, 2011.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.'s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34827) and incorporated herein by reference)
3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.'s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34827) and incorporated herein by reference)
10.1	Amendment No. 1 to Molycorp, Inc. Amended and Restated Management Incentive Compensation Plan, effective as of December 20, 2010
10.2	Form of Restricted Stock Units Agreement for Non-employee Directors Deferred Compensation Plan Participants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOLYCORP, INC.
November 10, 2011	By:	/s/ MARK A. SMITH President and Chief Executive Officer (Authorized Officer)
November 10, 2011	By:	/s/ JAMES S. ALLEN James S. Allen Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (filed as Exhibit 3.1 to Molycorp, Inc.'s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34827) and incorporated herein by reference)

3.2	Bylaws of Molycorp, Inc., amended as of August 3, 2010 (filed as Exhibit 3.2 to Molycorp, Inc.'s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34827) and incorporated herein by reference)

10.1	Amendment No. 1 to Molycorp, Inc. Amended and Restated Management Incentive Compensation Plan, effective as of December 20, 2010

10.2	Form of Restricted Stock Units Agreement for Non-employee Directors Deferred Compensation Plan Participants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished with this Quarterly Report on Form 10-Q.