Form 10-Q
period 2012-03-31
Molycorp, Inc.
filed 2012-05-10
CIK 1489137

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 9, 2012, the registrant had 96,395,822 shares of common stock, par value $0.001 per share, outstanding.

MOLYCORP, INC.

MOLYCORP, INC.
(A Company in the Development Stage)

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$609,794	$418,855
Trade accounts receivable, net (Note 3)	50,715	70,679
Inventory (Note 4)	110,487	111,943
Deferred charges (Note 14)	6,862	7,318
Deferred tax assets (Note 14)	2,049	—
Prepaid income taxes	9,467	10,514
Prepaid expenses and other assets	7,302	19,735

Total current assets	796,676	639,044

Non-current assets:
Deposits (Note 5)	23,277	23,286
Property, plant and equipment, net (Note 6)	827,716	561,628
Inventory (Note 4)	10,200	4,362
Intangible assets, net (Note 8)	3,084	3,072
Investments (Note 9)	23,608	20,000
Goodwill (Note 10)	3,432	3,432
Other assets	760	301

Total non-current assets	892,077	616,081

Total assets	$1,688,753	$1,255,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$203,986	$161,587
Accrued expenses (Note 11)	15,502	12,898
Deferred tax liabilities (Note 14)	—	1,356
Debt (Note 13)	1,383	1,516
Short-term borrowing—related party (Note 20)	—	870
Current portion of asset retirement obligation (Note 12)	1,552	396

Total current liabilities	222,423	178,623

Non-current liabilities:
Asset retirement obligation (Note 12)	16,035	15,145
Deferred tax liabilities (Note 14)	18,580	18,899
Debt (Note 13)	197,917	196,545
Other non-current liabilities	861	683

Total non-current liabilities	233,393	231,272

Total liabilities	455,816	409,895

Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at March 31, 2012 (Note 15)	96	84
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2012 (Note 15)	2	2
Additional paid-in capital	1,230,036	838,547
Accumulated other comprehensive loss	(5,951)	(8,481)
Surplus accumulated during the development stage	8,754	15,078

Total stockholders' equity	1,232,937	845,230

Total liabilities and stockholders' equity	$1,688,753	$1,255,125

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,		Total from June 12, 2008 (Inception) Through March 31, 2012
	2012	2011
Sales	$84,470	$26,261	$525,688
Operating costs and expenses:
Cost of goods sold	(53,443)	(16,677)	(303,736)
Selling, general and administrative	(31,214)	(11,238)	(158,778)
Depreciation and amortization	(107)	(83)	(1,369)
Accretion expense	(251)	(234)	(3,374)

Operating (loss) income	(545)	(1,971)	58,431

Other income (expense):
Other expense	(6,578)	(168)	(6,341)
Foreign currency transaction gains (losses), net	1,604	—	(3,811)
Interest income (expense), net	85	140	(238)

	(4,889)	(28)	(10,390)

(Loss) income before income taxes and equity earnings	(5,434)	(1,999)	48,041
Income tax benefit (expense)	2,183	(199)	(26,393)
Equity in results of affiliates	(227)	—	(227)

Net (loss) income	$(3,478)	$(2,198)	$21,421

Net (loss) income	$(3,478)	$(2,198)	$21,421
Other comprehensive income:
Foreign currency translation adjustments	2,530	—	(5,951)

Comprehensive (loss) income	$(948)	$(2,198)	$15,470

Weighted average shares outstanding (Common shares)(1)
Basic	87,006,460	82,253,700	60,086,657

Diluted	87,006,460	82,253,700	60,087,803

(Loss) income per share of common stock (Note 16):
Basic	$(0.07)	$(0.04)	$0.14

Diluted	$(0.07)	$(0.04)	$0.14

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

MOLYCORP, INC.
(A Company in the Development Stage)

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

(In thousands, except share and per share amounts)

					Series A Mandatory Convertible Preferred Stock
									Surplus (Deficit) Accumulated During the Development Stage
	Class A Common Stock		Common Stock
								Accumulated Other Comprehensive Income
							Additional Paid-In Capital			Total Molycorp Stockholders	Non controlling interest	Total Equity
	Shares	$	Shares	$	Shares	$
Balance at June 12, 2008 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of shares for cash on various dates at $2.37 per share	38,762,268	39	—	—	—	—	91,961	—	—	92,000	—	92,000
Share-based compensation issued on November 6, 2008 at $2.24 per share based on a set dollar amount	66,957	—	—	—	—	—	150	—	—	150	—	150
Net loss	—	—	—	—	—	—	—	—	(14,074)	(14,074)	—	(14,074)

Balance at December 31, 2008	38,829,225	$39	—	$—	—	$—	$92,111	$—	$(14,074)	$78,076	$—	$78,076

Issuance of shares for cash on various dates at $4.68 per share	3,844,858	4	—	—	—	—	18,000	—	—	18,004	—	18,004
Conversion of short term borrowings from member and related accrued interest in common shares on November 15, 2009 at $2.96 per share based on a contractual price	2,303,033	2	—	—	—	—	6,829	—	—	6,831	—	6,831
Exercise of employee options on September 4, 2009 at $2.37 per share	21,069	—	—	—	—	—	50	—	—	50	—	50
Share-based compensation	—	—	—	—	—	—	241	—	—	241	—	241
Net loss	—	—	—	—	—	—	—	—	(28,587)	(28,587)	—	(28,587)

Balance at December 31, 2009	44,998,185	$45	—	$—	—	$—	$117,231	$—	$(42,661)	$74,615	$—	$74,615

Issuance of shares for cash on various dates at $2.60 per share	5,767,670	6	—	—	—	—	14,994	—	—	15,000	—	15,000
Exercise of employee options on February 1, 2010 at $2.37 per share	126,405	—	—	—	—	—	300	—	—	300	—	300
Conversion of Class A stock to common stock in conjunction with the IPO on August 3, 2010	(50,892,260)	(51)	50,892,260	51	—	—	—	—	—	—	—	—
Sale of shares of common stock at $14.00 per share in IPO 2010, net of offering costs of $29.2 million	—	—	29,128,700	29	—	—	378,604	—	—	378,633	—	378,633
Conversion of Class B stock to common stock in conjunction with the IPO on August 3, 2010	—	—	2,232,740	2	—	—	28,661	—	—	28,663	—	28,663
Stock-based compensation	—	—	37,500	—	—	—	76	—	—	76	—	76
Net loss	—	—	—	—	—	—	—	—	(50,774)	(50,774)	—	(50,774)

Balance at December 31, 2010	—	$—	82,291,200	$82	—	$—	$539,866	$—	$(93,435)	$446,513	$—	$446,513

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)

Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (Continued)

(In thousands, except share and per share amounts)

					Series A Mandatory Convertible Preferred Stock
									Surplus (Deficit) Accumulated During the Development Stage
	Class A Common Stock
			Common Stock					Accumulated Other Comprehensive Income
							Additional Paid-In Capital			Total Molycorp Stockholders	Non controlling interest	Total Equity
	Shares	$	Shares	$	Shares	$
Balance at December 31, 2010	—	$—	82,291,200	$82	—	$—	$539,866	$—	$(93,435)	$446,513	$—	$446,513

Sale of Series A mandatory convertible preferred stock on February 16, 2011 at $100.00 per share, net of underwriting	—	—	—	—	2,070,000	$2	199,640	—	—	199,642	—	199,642
Stock-based compensation	—	—	11,424	—	—	—	4,671	—	—	4,671	—	4,671
Issuance of shares for interest in Molycorp Silmet on April 1, 2011 at $45.60 per share	—	—	1,593,419	2	—	—	72,653	—	—	72,655	8,820	81,475
Component of convertible debt	—	—	—	—	—	—	36,227	—	—	36,227	—	36,227
Deferred taxes on component of convertible debt	—	—	—	—	—	—	(14,138)	—	—	(14,138)	—	(14,138)
Net income	—	—	—	—	—	—	—	—	117,526	117,526	808	118,334
Preferred dividends	—	—	—	—	—	—	—	—	(9,013)	(9,013)	—	(9,013)
Other comprehensive income	—	—	—	—	—	—	—	(8,058)	—	(8,058)	(423)	(8,481)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(372)	(423)	—	(795)	(9,205)	(10,000)

Balance at December 31, 2011	—	$—	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230

Stock-based compensation (Note 17)	—	—	—	—	—	—	1,408	—	—	1,408	—	1,408
Issuance of shares for investment from Molymet on March 8, 2012 at $31.218 per share, net of stock issuance costs (Note 15)	—	—	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Net loss	—	—	—	—	—	—	—	—	(3,478)	(3,478)	—	(3,478)
Preferred dividends	—	—	—	—	—	—	—	—	(2,846)	(2,846)	—	(2,846)
Other comprehensive income	—	—	—	—	—	—	—	2,530	—	2,530	—	2,530

Balance at March 31, 2012	—	$—	96,396,043	$96	2,070,000	$2	$1,230,036	$(5,951)	$8,754	$1,232,937	$—	$1,232,937

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	March 31, 2012	March 31, 2011	Total from June 12, 2008 (Inception) through March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(3,478)	$(2,198)	$21,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,836	2,334	32,751
Deferred income tax benefit	(3,725)	—	(801)
Inventory write-downs	6,563	630	32,356
Stock-based compensation expense	825	2,934	34,626
Foreign currency transaction losses, net	(1,668)	—	3,747
Unrealized loss on derivatives	6,641	—	6,643
Allowance for doubtful accounts	2,500	—	2,500
Other operating adjustments and write-downs	154	—	5,141
Net change in operating assets and liabilities (Note 21)	4,379	1,503	(137,821)

Net cash provided by operating activities	16,027	5,203	563

Cash flows from investing activities:
Acquisition of the Molycorp Mountain Pass facility	—	—	(82,150)
Cash paid in connection with acquisitions, net of cash acquired	—	—	(30,023)
Investment in joint venture	(3,836)	—	(3,836)
Cash paid to acquire non-marketable securities	—	—	(20,000)
Deposits	(459)	(1,500)	(23,762)
Capital expenditures	(206,463)	(26,345)	(549,378)
Other investing activities	2	—	9,521

Net cash used in investing activities	(210,756)	(27,845)	(699,628)

Cash flows provided by financing activities:
Capital contributions	390,225	—	515,229
Repayments of short-term borrowings—related party	(870)	(935)	(5,127)
Repayments of debt	(777)	—	(5,205)
Net proceeds from sale of common stock in conjunction with the initial public offering	—	—	378,633
Net proceeds from sale of preferred stock	—	199,642	199,642
Net proceeds from sale of convertible notes	—	—	223,100
Payments of preferred dividends	(2,846)	—	(11,861)
Proceeds from short-term borrowings—related party	—	—	11,645
Proceeds from debt	—	—	5,131
Other financing activities	(132)	—	34

Net cash provided by financing activities	385,600	198,707	1,311,221
Effect of exchange rate changes on cash	68	—	(2,362)

Net change in cash and cash equivalents	190,939	176,065	609,794
Cash and cash equivalents at beginning of the period	418,855	316,430	—

Cash and cash equivalents at end of period	$609,794	$492,495	$609,794

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

(1) Basis of Presentation

        Molycorp, Inc. ("Molycorp" or the "Company") is the largest rare earth oxides ("REOs") producer in the Western hemisphere and owns one of the world's largest rare earth projects outside of China. Molycorp also owns one of the largest REOs and rare metal producers in Europe, and the only producer of rare earth alloys in the United States. Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interest in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and its wholly owned subsidiary, Molycorp Minerals, LLC ("Molycorp Minerals"), became subsidiaries of Molycorp, Inc., which we refer to as the Corporate Reorganization. On June 15, 2010, Molycorp LLC was merged with and into Molycorp Minerals.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). While the December 31, 2011 balance sheet information was derived from the Company's audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp's consolidated financial statements and related notes for the year ended December 31, 2011, and the period from June 12, 2008 (Inception) through December 31, 2011, included in Molycorp's Form 10-K for the fiscal year ended December 31, 2011.

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp's financial position, results of operations and cash flows at March 31, 2012, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(2) Segment Information

        The Company is currently organized into three primary divisions or operating segments: Molycorp Mountain Pass, Molycorp Silmet and Molycorp Metals and Alloys ("MMA"). Molycorp Mountain Pass owns and operates the Company's rare earth mine and processing facilities in Mountain Pass, California (the "Molycorp Mountain Pass facility"). Molycorp Silmet, which was acquired on April 1, 2011, produces REOs and rare metals at the Company's manufacturing facility located in Sillamäe, Estonia. MMA, which was acquired on April 15, 2011, manufactures neodymium and samarium magnet alloy and other specialty alloy products at the Company's facility in Tolleson, Arizona. Each of the segments has only one production and shipping location. Sales to external customers by geographic area are based on the location in which the sale originated.

        The following table provides operating and financial information of the three segments as of and for the three months ended March 31, 2012:

Three Months Ended March 31, 2012 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Other(a)	Eliminations(b)	Total Molycorp, Inc.
Sales:
External	$44,478	$21,036	$18,956	$—	$—	$84,470
Intersegment	1,832	3,210	—		(5,042)	—

Total sales	46,310	24,246	18,956
Cost of goods sold	(18,846)	(34,774)	(18,632)	—	18,809	(53,443)
Selling, general and administrative expenses	(29,079)	(1,714)	(457)	(273)	309	(31,214)
Depreciation, amortization and accretion expense	(334)	—	—	(24)	—	(358)

Operating (loss) income	(1,949)	(12,242)	(133)	(297)	14,076	(545)
Other (expense) income	(6,444)	1,579	(4)	(20)	—	(4,889)

Loss before income taxes and equity earnings	$(8,393)	$(10,663)	$(137)	$(317)	$14,076	$(5,434)

Total assets at March 31, 2012	$1,675,653	$100,499	$24,313	$630	$(112,342)	$1,688,753

Capital expenditures (accrual basis excluding capitalized interest)	$259,438	$2,501	$100	$—	$—	$262,039

(a)
Includes expenses incurred by and capital invested in the sales office in Tokyo, Japan.

(b)
The $112,342 of total assets eliminations is comprised of $98,883 of intercompany investments and $13,459 of intercompany accounts receivable and profits in inventory. The $18,809 cost of goods sold elimination amount includes elimination of the intercompany gross profits as well as elimination of lower of cost or market adjustments related to the intercompany inventory.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(3) Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts on a quarterly basis. At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $2.5 million and zero, respectively.

(4) Inventory

        At March 31, 2012 and December 31, 2011, inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Current:
Concentrate stockpiles	$1,832	$3,704
Raw materials	33,540	44,770
Work in process	14,099	16,602
Finished goods	58,991	45,045
Materials and supplies	2,025	1,822

Total current	$110,487	$111,943

Long-term:
Concentrate stockpiles	$1,867	$1,144
Raw materials	8,328	3,186
Finished goods	5	32

Total long-term	$10,200	$4,362

Assessment of normal production levels

        For the three months ended March 31, 2012 and 2011, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2012, Molycorp determined that $3.0 million, $2.6 million and $20.8 million, respectively, of production costs would have been allocated to additional production, assuming Molycorp had been operating at normal production ranges. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter.

Write-downs of inventory

        For the three months ended March 31, 2012 and 2011, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2012, the Company recognized write-downs of $6.6 million, $0.6 million and $30.4 million, respectively, as a result of production or purchase costs in excess of net realizable value. In addition, the Company recognized write-downs of work-in-process and stockpile inventory totaling zero, $1.3 million and $5.0 million for the three months ended March 31, 2012 and 2011, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2012, respectively, based on adjustments to estimated REOs quantities.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(5) Deposits

        The Company had $23.3 million in deposits reported as non-current assets at March 31, 2012 and December 31, 2011. The deposits consist of $20.6 million under an escrow arrangement for the Company's facilities agreement with Kern River Gas Transmission Company, $1.5 million related to the Company's construction insurance program and $1.2 million related primarily to other restricted cash requirements.

(6) Property, Plant and Equipment, net

        The Company capitalized $265.8 million and $416.8 million in plant modernization and other capital costs for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. These amounts include capitalized interest of $3.8 million and $7.5 million, respectively.

        Capital expenditures under the Company's initial modernization and expansion efforts, including the accelerated start-up of the Molycorp Mountain Pass facility ("Project Phoenix Phase 1"), and the Company's second phase capacity expansion plan ("Project Phoenix Phase 2"), and other capital projects related to operations at Molycorp Mountain Pass totaled $253.6 million and $388.5 million for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, on an accrual basis and excluding capitalized interest.

        At March 31, 2012 and December 31, 2011, property, plant and equipment consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$11,350	$11,059
Land improvements	15,912	15,748
Buildings and improvements	26,376	23,677
Plant and equipment	85,752	68,441
Vehicles	1,548	1,235
Computer software	4,425	3,002
Furniture and fixtures	635	464
Construction in progress	683,860	436,547
Mineral properties	24,790	24,692

Property, plant and equipment at cost	854,648	584,865
Less accumulated depreciation	(26,932)	(23,237)

Property, plant and equipment, net	$827,716	$561,628

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(7) Mineral Properties and Development Costs

        Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company depletes mineral properties using the units of production method over estimated proven and probable reserves. For the three months ended March 31, 2012, the Company capitalized $21,000 of depletion costs in work-in-process inventory related to the reserves that were mined and crushed during this period.

(8) Intangible Assets

        At March 31, 2012 and December 31, 2011, amortizable intangible assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Trade name	$786	$786
Customer relationships	2,221	2,153
Other	533	516

Gross carrying amount	3,540	3,455
Less accumulated amortization	(456)	(383)

Net carrying amount	$3,084	$3,072

        The change in the gross carrying amount of customer relationships and other intangible assets is attributable to the fluctuation in the period of the U.S. dollar against the Euro, which is the functional currency of Molycorp Silmet.

(9) Investments

Boulder Wind Power, Inc.

        On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power, Inc. Series B convertible preferred stock, which is accounted for at cost. At March 31, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

Intermetallics Japan Joint Venture

        On November 28, 2011, Molycorp, Daido Steel Co., Ltd. ("Daido") and Mitsubishi Corporation ("Mitsubishi") entered into a preliminary shareholders agreement for the purpose of establishing a new private company, Intermetallics Japan ("IMJ"), to manufacture sintered neodymium-iron-boron ("NdFeB") permanent rare earth magnets. The capital contribution ratio of the newly formed company is 30.0% by Molycorp, 35.5% by Daido and 34.5% by Mitsubishi. According to the definitive shareholders agreement, which was signed in January 2012, Molycorp will contribute, upon achievement of certain milestones and subject to the approval of Molycorp's Board of Directors, Japanese Yen

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(9) Investments (Continued)

(JPY) 2.5 billion in cash (or approximately $30.4 million based on the JPY/ U.S. dollar exchange rate at March 31, 2012), in exchange for ordinary shares of IMJ over a period of twelve months. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture.

        On January 11, 2012, the Company made its first contribution of $3.8 million to IMJ. The Company accounts for this investment under the equity method because it has the ability to exercise significant influence over the operating and financial policies of IMJ, as evidenced by Molycorp's ownership share and its proportional voting rights and representation in the Board of Directors of IMJ. The condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2012 includes a loss of $0.2 million from the Company's proportional ownership in IMJ.

(10) Acquisitions

        The following table summarizes the purchase prices and opening balance sheets for the acquisition of 90.023% controlling interest in Molycorp Silmet on April 1, 2011 and of MMA on April 15, 2011 (in thousands):

Effective acquisition date for financial reporting purposes:	Molycorp Silmet April 1, 2011	MMA April 15, 2011
Purchase consideration:
Cash consideration	$9,021	$17,500
Fair value of common stock	72,653	—

Total purchase consideration	$81,674	$17,500

The fair values of the assets and liabilities acquired:
Cash	$105	$6,395
Accounts receivable and other current assets	8,626	5,474
Inventory	37,404	11,327
Property and equipment, net	63,393	4,512
Intangible assets subject to amortization	2,669	—
Goodwill	1,455	1,977
Liabilities	(19,974)	(8,989)
Deferred tax liabilities	—	(3,196)
Long-term debt	(3,184)	—
Noncontrolling interest	(8,820)	—

Total purchase consideration	$81,674	$17,500

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(10) Acquisitions (Continued)

        The fair value of the accounts receivable acquired includes trade receivables of $5.0 million for Molycorp Silmet and $4.9 million for MMA. These trade receivables were collected by December 31, 2011. Molycorp Silmet's intangible assets subject to amortization relate primarily to customer relationships with a weighted average useful life of 15 years. Goodwill associated with the Molycorp Silmet acquisition arose primarily because of the acquired workforce. Goodwill associated with the MMA acquisition arose primarily because of the requirement to record a deferred tax liability for the difference between the assigned values and the tax basis of assets acquired and liabilities assumed at amounts that do not reflect fair value. The goodwill is not amortized and is not deductible for tax purposes. The fair value of the noncontrolling interest in Molycorp Silmet as of April 1, 2011 was valued using a combination of the market approach and income approach.

        The pro forma revenues, earnings and earnings per share of the Company for the first quarter of 2011 assuming the acquisition of Molycorp Silmet and MMA occurred on January 1, 2011, are as follows:

(In thousands, except per share amounts)	Revenue	Net Income (loss)	Net Income (loss) Attributable To Molycorp	EPS Basic
Unaudited pro forma January 1, 2011 to March 31, 2011 (combined entity)	$59,734	$4,916	$4,623	$0.04

        The supplemental pro forma amounts are not necessarily indicative of the operating results that would have occurred if these acquisitions had taken place on January 1, 2011.

        The unaudited pro forma earnings of the combined entity were adjusted to exclude $1.1 million of purchase price variance MMA capitalized during the first quarter of 2011. This pro forma adjustment is based on currently available information and certain assumptions that management believes are reasonable.

Molycorp Silmet

        On April 1, 2011, Molycorp acquired 80% of the outstanding shares of Molycorp Silmet from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock contractually valued at $80.0 million based on the average closing price of the Company's common stock as reported by The New York Stock Exchange for the 20 consecutive trading days immediately preceding April 1, 2011, the acquisition date.

        Generally, the acquisition-date fair value of shares of common stock transferred by the acquirer is the closing price of that stock on the same date adjusted by a discount that a market participant would require as a result of any restrictions on the sale or transferability of the stock. The fair value of common stock of $72.7 million disclosed in the table above is based on the closing price of the Company's common stock on the acquisition date, net of an estimated discount of 23% that a market participant would require given that issuance of the shares of common stock Molycorp transferred in consideration to AS Silmet Grupp was not registered under the Securities Act of 1933 and such shares

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(10) Acquisitions (Continued)

were subject to certain lock-up provisions, which limited AS Silmet Grupp's ability to sell these shares. AS Silmet Grupp retained a 9.977% ownership interest in Molycorp Silmet on the acquisition date; Molycorp acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash also on April 1, 2011.

        On October 24, 2011, the Company acquired the remaining 9.977% ownership interest in Molycorp Silmet for $10.0 million in cash, which resulted in an adjustment to Additional Paid-In Capital of $0.4 million for the difference between the consideration paid and the carrying value of the noncontrolling interest at October 24, 2011.

        The Molycorp Silmet acquisition provides Molycorp with a European base of operations and increases the Company's yearly REOs production capacity by approximately 3,000 mt. Molycorp Silmet sources a portion of rare earth feed stocks for production of its products primarily from the Molycorp Mountain Pass facility. The main focus of Molycorp Silmet is on the production of REOs and metals, including didymium metal, a critical component in the manufacture of NdFeB permanent rare earth magnets. Molycorp Silmet's manufacturing operation is located in Sillamäe, Estonia.

MMA

        On April 15, 2011, Molycorp completed the acquisition from Santoku Corporation ("Santoku") of all the issued and outstanding shares of capital stock of Santoku America, Inc., which is now known as MMA, an Arizona based corporation, in an all-cash transaction for $17.5 million. The acquisition provides Molycorp with access to certain intellectual properties relative to the development, processing and manufacturing of neodymium and samarium magnet alloy products. As part of the stock purchase agreement, Santoku will provide consulting services to Molycorp for the purpose of maintaining and enhancing the quality of MMA's products. Molycorp and Santoku also entered into five-year marketing and distribution agreements for the sale and distribution of neodymium and samarium magnet alloy products produced by each party. Additionally, the parties entered into a rare earth products purchase and supply agreement through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(11) Accrued Expenses

        Accrued expenses at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Defined contribution plan	$782	$1,088
Accrued payroll and related benefits	3,053	3,024
Sales and use tax	1,272	1,367
Bonus accrual	582	4,845
Interest payable	2,192	345
Unrealized loss on derivatives	6,641	265
Other accrued expenses	980	1,964

Total accrued expenses	$15,502	$12,898

(12) Asset Retirement Obligation

        The following table presents the activity in the Company's asset retirement obligation for the three months ended March 31, 2012, and for the year ended December 31, 2011 (in thousands):

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance at beginning of period	$15,541	$12,471
Obligations settled	(124)	(1,030)
Accretion expense	251	955
Revisions in estimated cash flows	1,919	2,508
Gain on settlement	—	637

Balance at end of period	$17,587	$15,541

        The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At March 31, 2012, the Company had financial assurance requirements of $28.8 million, which were satisfied with surety bonds placed with California state and regional agencies.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(13) Debt

        The following tables provide a summary of the current and non-current portions of the debt outstanding at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Current	Non-Current
Convertible Notes 3.25%, net of discount, due June 2016	$—	$192,793
Bank loans 2.69% - 3.88% due September 2012 - September 2017	1,383	5,124

Total debt	$1,383	$197,917

	December 31, 2011
	Current	Non-Current
Convertible Notes 3.25%, net of discount, due June 2016	$—	$190,877
Bank loans 2.69% - 3.88% due February 2012 - September 2017	1,516	5,668

Total debt	$1,516	$196,545

        Scheduled minimum debt repayments are $1.3 million for the remainder of 2012, $1.5 million in 2013, $1.5 million in 2014, $1.4 million in 2015, $230.6 million in 2016, $0.3 million in 2017 and zero thereafter.

(14) Income Taxes

        At March 31, 2012, the Company's net income of $71.9 million since the Corporate Reorganization included $31.9 million in certain stock-based compensation expense, which is a permanent difference between its income for financial reporting and tax purposes. Other permanent differences include legal and due diligence fees related to the acquisitions that were completed in April 2011, as well as costs related to the registration of common stock sold by certain stockholders in secondary offerings completed during the first and second quarters of 2011. Molycorp had net deferred income tax liabilities of $16.5 million as of March 31, 2012.

        Prior to the second quarter of 2011, Molycorp had a history of losses and, as a result, it recognized a full valuation allowance against its net deferred tax assets. As of March 31, 2012, Molycorp determined that it, more likely than not, will realize its deferred tax assets and concluded that no valuation allowance is required. In making this determination, management analyzed, among other things, the Company's recent history of earnings and cash flows, forecasts of future earnings, and the nature and timing of future deductions and benefits represented by the deferred tax assets and liabilities.

        The Company has undistributed earnings of its foreign subsidiary at March 31, 2012, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(14) Income Taxes (Continued)

subsidiary. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

        The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $6.9 million at March 31, 2012.

(15) Stockholders' Equity

        At March 31, 2012 and December 31, 2011, the Company had 96,396,043 and 83,896,043 shares of common stock outstanding, respectively, and 2,070,00 shares of 5.50% Series A Mandatory Convertible Preferred Stock ("Convertible Preferred Stock") outstanding.

        On March 8, 2012, Molibdenos y Metales S.A. ("Molymet"), the world's largest processor of molybdenum and rhenium, headquartered in Santiago, Chile, purchased 12.5 million shares of the Company's common stock for $390.1 million, net of stock issuance costs of $0.1 million, at a purchase price of $31.218 per share, which price was determined based on the average daily volume weighted average price of the Company's common stock on The New York Stock Exchange for the 20 consecutive trading days immediately preceding the date of the agreement, plus a 10% premium. Pursuant to this investment, Molymet acquired the right to nominate a member of the Company's Board of Directors for so long as Molymet owns a certain percentage of the Company's common stock.

        In February 2012, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock. The aggregate dividend of $2.8 million was paid on March 1, 2012 to holders of record at the close of business on February 15, 2012.

(16) Earnings (Loss) per Share

        For the three months ended March 31, 2012 and 2011, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2012, the cumulative undeclared and paid dividends on the Convertible Preferred Stock for the period were subtracted from net (loss) income attributable to Molycorp stockholders for the period for the purpose of computing the basic and diluted earnings per share. The cumulative undeclared and paid dividends on the Convertible Preferred Stock for the three

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(16) Earnings (Loss) per Share (Continued)

months ended March 31, 2011 was revised for an immaterial amount that had no impact on the basic and diluted loss per share for that period.

(In thousands, except share and per share amounts)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Total from June 12, 2008 (Inception) Through March 31, 2012
Net (loss) income attributable to Molycorp stockholders	$(3,478)	$(2,198)	$21,421
Cumulative undeclared and paid dividends on Convertible Preferred Stock	(2,846)	(1,423)	(12,808)

(Loss) income attributable to common stockholders	(6,324)	(3,621)	8,613

Weighted average common shares outstanding—basic	87,006,460	82,253,700	60,086,657
Basic (loss) income per share	$(0.07)	$(0.04)	$0.14

Weighted average common shares outstanding—diluted	87,006,460	82,253,700	60,087,803
Diluted (loss) income per share	$(0.07)	$(0.04)	$0.14

        Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the "treasury stock method" and "if-converted method," as applicable, are used.

        Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and nonvested shares, such as restricted stock, are deemed options for purposes of computing diluted earnings per share. As of March 31, 2012 and 2011, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company does not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock awards.

        In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock (such as the Convertible Preferred Stock) is antidilutive whenever the amount of the dividend declared in or accumulated for the current period including the deemed dividend in the period from a beneficial conversion feature per common share obtainable on conversion exceeds basic earnings per share. The Convertible Preferred Stock was antidilutive as of March 31, 2012 and 2011. Also under the if-converted method, convertible debt (such as the Convertible Notes) is antidilutive whenever its interest including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, per common share obtainable on conversion exceeds basic earnings per share. As of March 31, 2012, the Convertible Notes were antidilutive.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(17) Stock-Based Compensation

        On March 1, 2012, certain of the non-employee directors of the Company elected to convert a portion of their quarterly fees into restricted stock units ("RSUs") based on the Company's common stock price on that day. These RSUs are fully vested because they relate to services already rendered by the non-employee directors. The same non-employee directors received additional RSUs as matching contributions by the Company equal to 25% of the converted RSUs. The matching RSUs vest on the third anniversary of the grant date.

        On February 28, 2012, the Company granted RSUs and performance-based restricted stock units ("PBRSUs") to the Company's named executive officers and certain employees under the 2010 Equity and Performance Incentive Plan. The RSUs vest on the third anniversary of the grant date. The PBRSUs will vest with respect to between 0% and 150% on the basis of the achievement of certain management objectives measured by specified levels of total shareholder return relative to a defined index group over the performance period from January 1, 2012 through December 31, 2014, or upon the occurrence of certain change of control or termination events.

        On February 2, 2012, certain named executive officers and other employees of the Company elected to convert a portion of their 2011 annual cash bonuses into RSUs. These RSUs are fully vested because they relate to services already rendered by the grantees. The conversion of the 2011 annual bonuses into RSUs resulted into an increase in Additional Paid-In Capital of $0.6 million. The same named executive officers and other employees received additional RSUs as matching contribution by the Company equal to 25% of the converted RSUs. The matching RSUs vest on the third anniversary of the grant date.

        The grant-date fair value of RSUs is determined using the Company's common stock price on the date of grant and is recognized as stock-based compensation expense on a straight-line basis over the three-year vesting period for the awards that are expected to vest.

        The grant-date fair value of PBRSUs is determined using a lattice approach that incorporates a Monte Carlo simulation model. The compensation cost associated with the PBRSUs is recognized straight-line over the performance period for the awards that are expected to vest, even if the market conditions are never satisfied.

        The following tables summarize the activity related to stock-based awards during the first quarter of 2012:

PBRSUs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	—	—
Granted	45,553	$30.33
Forfeited	—	—
Vested	—	—

Unvested at March 31, 2012	45,553	$30.33

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(17) Stock-Based Compensation (Continued)

RSUs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	78,544	$56.55
Granted	188,844	$26.43
Forfeited	—	—
Vested*	(20,683)	$29.06

Unvested at March 31, 2012	246,705	$35.80

*
Represents deferral and conversion of a portion of fees payable to certain non-employee directors of the Company, and deferral and conversion of a portion of the 2011 annual cash bonuses paid to certain executive officers and other employees of the Company.

RSAs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	48,924	$40.20
Granted	—	—
Forfeited	(221)	$48.87
Vested	—	—

Unvested at March 31, 2012	48,703	$40.16

        The following tables summarize the activity related to stock options during the first quarter of 2012:

	March 31, 2012
Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	52,819	$48.87
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—

Outstanding at March 31, 2012	52,819	$48.87

Options exercisable at March 31, 2012	17,606	$48.87

        The total stock-based compensation associated with all equity awards was $0.8 million, $2.9 million and $34.4 million for the three months ended March 31, 2012 and 2011, and for the period from June 12, 2008 (inception) through March 31, 2012, respectively.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(18) Commitments and Contingencies

(a)    Future Operating Lease Commitments

        The Company has certain operating leases for office space, trailers and certain equipment. Remaining annual minimum payments under these leases at March 31, 2012 were $1.5 million for the remainder of 2012, $0.6 million in 2013, $0.5 million in 2014, $0.5 million in 2015, $0.5 million in 2016 and zero thereafter, totaling $3.6 million.

(b)    Capital Commitments

        In connection with the Molycorp Mountain Pass facility modernization and expansion and future operations, the Company entered into contractual commitments for the purchase of materials and services from various vendors. Future payments for these commitments are estimated at $384.7 million due over one and two years.

        Total capital spending for Project Phoenix Phase 1, Project Phoenix Phase 2 and other capital projects related to operations at Molycorp Mountain Pass for the remainder of 2012 is expected to be approximately $336.0 million. The Company is encountering cost pressures on its projects and management has initiated measures to mitigate certain adverse cost trends. While management is continuing to re-evaluate the impact on the Company's budgets, the Company will incur additional costs, which may be significant, if our mitigation measures are not successful.

(c)    Potential Environmental Obligations

        As part of its ongoing remediation efforts at the Molycorp Mountain Pass facility, the Company identified liner defects in three of the onsite evaporation ponds in 2011. This led to minor groundwater contamination issues that are limited to a small area directly underneath the evaporation ponds. In order to remediate this issue, the Company will replace the primary lining system and might have to install a groundwater recovery system. The Company estimated the cost of these items at between $2.4 million and $4.6 million, which will be treated as capital expenditures. The Company is in the process of finalizing the remediation plans with the Regional Water Quality board.

(d)    Labor Contract

        Certain Molycorp Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At March 31, 2012, 168 employees, or approximately 57% of the Company's workforce at the Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.

        At March 31, 2012, 174 employees, or approximately 30% of the workforce at the Company's Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia was renewed by the end of February 2012.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(18) Commitments and Contingencies (Continued)

(d)    Reclamation Surety Bonds

        At March 31, 2012, Molycorp had placed $28.8 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(e)    Purported class action and derivative lawsuits

        In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others Similarly Situated v. Molycorp, Inc., et al., was filed against the Company and certain of its executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that the Company and those officers violated Section 10(b) of the Exchange Act in connection with statements relating to its third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that the Company had filed with or furnished to the SEC, or otherwise made available to the public. The plaintiffs are seeking unspecified damages and other relief. The Company believes the allegations are without merit and that it has valid defenses to such allegations. The Company intends to defend this action vigorously. The Company is unable to provide meaningful quantification of how the final resolution of these claims may impact its future consolidated financial position or results of operations.

        Seven stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of its directors, certain of its officers, and certain of its private equity investors. These cases have been filed in the Delaware Chancery Court, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases have since been consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.).

        The derivative complaints challenge among other things certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The complaints assert causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged unjust enrichment; (3) alleged waste of corporate assets; and (4) alleged "abuse of control." On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures.

        The Defendants have filed a motion in each case seeking to consolidate the derivative actions in one jurisdiction, and have expressed a preference for the Delaware Court of Chancery.

        The Defendants deny allegations in the derivative complaints and will vigorously contest the claims in each lawsuit.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(19) Concentrations

(a)    Limited Number of Products

Molycorp Mountain Pass

        Percentages of Molycorp Mountain Pass' revenue, net of intercompany sales, by product that accounted for more than 10% of consolidated sales in the first quarter of 2012 or 2011, were approximately as follows:

	March 31, 2012	March 31, 2011
Lanthanum products	46%	44%
Cerium products	1%	34%
Didymium, Neodymium and Praseodymium products	53%	18%

Molycorp Silmet

        The majority of sales from the Molycorp Silmet facility during the first quarter of 2012, net of intercompany sales, consisted of cerium, neodymium and praseodymium rare earth products, and two rare metal products, tantalum and niobium.

MMA

        The MMA facility sold primarily NdFeB alloys and samarium-cobalt alloys during the first quarter of 2012. MMA's sales of NdFeB alloys for the same period were approximately 19% of consolidated sales.

(b)    Limited Number of Customers

Molycorp Mountain Pass

        In the first quarter of 2012, Molycorp Mountain Pass' sales to two of its customers in excess of 10% of consolidated sales were $20.4 million and $17.2 million, respectively. Molycorp Mountain Pass' sales to three of its customers, net of intercompany sales, represented in total approximately 98% of Molycorp Mountain Pass' sales in same period.

        For the three months ended March 31, 2011, approximately 75% of Molycorp Mountain Pass' total sales were to three of its customers. Sales to these three customers were approximately $7.8 million, $6.2 million and $5.8 million, respectively.

Molycorp Silmet

        Sales to four of Molycorp Silmet's customers during the first quarter of 2012 represented, in aggregate, approximately 57% of Molycorp Silmet's sales for that period.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(19) Concentrations (Continued)

MMA

        MMA's sales to one of its customers for the three months ended March 31, 2012, were $16.6 million, or approximately 20% of the Company's consolidated sales, and approximately 88% of MMA's sales for that period.

(20) Related-Party Transactions

        The Company made principal payments of $0.9 million and $3.1 million for the three month period ended March 31, 2012 and for the year ended December 31, 2011, respectively, under the inventory financing arrangement with Traxys North America LLC ("Traxys and affiliates"), the parent of one of the Company's stockholders, TNA Moly Group, LLC. The outstanding amounts payable to Traxys and affiliates under this arrangement were zero and $0.9 million reported on the condensed consolidated balance sheet at March 31, 2012 and December 31, 2011, respectively, under Short-term borrowing—related party, and zero and $2.8 million in Trade Accounts Payable related to the sales made, but not remitted to Traxys and affiliates at March 31, 2012 and December 31, 2011, respectively.

        The Company and Traxys and affiliates also jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Per the terms of this other arrangement, the Company and Traxys and affiliates split gross margin equally once all costs associated with the sale are recovered by both parties. The Company had an outstanding related payable to Traxys and affiliates in the amount of $65,000 and $169,000 at March 31, 2012 and December 31, 2011, respectively.

        During 2011, the Company made purchases of lanthanum oxide from Traxys and affiliates in the amount of $6.2 million, and purchases of yttrium and bastnasite material of approximately $0.7 million.

        At March 31, 2012 and December 31, 2011, Molycorp Silmet had a balance receivable from Traxys and affiliates of $0.4 million and $2.1 million, respectively, related to sales of tantalum metal to Traxys and affiliates of $3.2 million in 2011.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(21) Net Change in Operating Assets and Liabilities

        Net cash used in (provided by) operating activities related to changes in operating assets and liabilities, net of the effects of acquisitions and dispositions, consist of the following:

(In thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Total from June 12, 2008 (Inception) through March 31, 2012
Decrease (increase) in operating assets:
Accounts receivable	$25,408	$(1,160)	$(44,368)
Inventory	(4,442)	(1,175)	(82,654)
Prepaid expenses and other assets	382	(874)	(7,004)
Increase (decrease) in operating liabilities:
Accounts payable	(13,924)	2,803	6,494
Prepaid income taxes	1,560	—	(16,272)
Asset retirement obligation	—	(165)	(2,049)
Accrued expenses	(4,605)	2,074	8,032

	$4,379	$1,503	$(137,821)

(22) Supplemental Cash Flow Information

(In thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Total from June 12, 2008 (Inception) through March 31, 2012
Non-cash financing activities and investing activities:
Conversion of short-term borrowings from member plus accrued interest, into common shares	$—	$—	$6,831
Change in accrued capital expenditures	$55,226	$14,896	$172,858

(23) Research and Development

        The Company has invested significant resources to improve the efficiency of its REOs processing operations, the development of new applications for individual rare earth elements and exploratory drilling. For the three months ended March 31, 2012 and 2011, and cumulatively for the period from June 12, 2008 (Inception) through March 31, 2012, the Company spent $3.9 million, $1.5 million and $16.5 million, respectively, on research and development. These costs are included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income, and consist primarily of salaries, outside labor, material and equipment.

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(24) Derivative Instruments

        On March 28, 2012, the Company entered into a contingent forward contract to purchase Canadian dollars ("Cdn") with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to its planned acquisition of Neo Material Technologies Inc. ("Neo"). The Company did not apply hedge accounting to this contingent foreign currency forward contract. As a result, the change in the fair value of this derivative instrument resulted in an unrealized loss of $6.7 million for the quarter ended March 31, 2012, recorded as part of Other expense. This derivative has a maturity of September 4, 2012. The derivative fair value of $6.7 million at March 31, 2012 was recorded in Accrued expenses.

        During the third quarter of 2011, the Company, through its subsidiary, Molycorp Minerals, entered into three derivative forward contracts to manage its foreign currency exposure with respect to Euro denominated purchases of certain equipment. The Company did not apply hedge accounting to these foreign currency forward contracts. Two of these derivatives were settled during the first quarter of 2012 resulting in a realized loss of $0.2 million, the majority of which was previously recorded in the last two quarters of 2011 as unrealized expense under Other expense. The change in the fair value of the third derivative contract not yet settled at March 31, 2012, resulted in an unrealized loss of approximately $40,000, the majority of which was already recorded in the last two quarters of 2011 under Other expense.

        The Company accounts for derivative instruments using the fair value method. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

        The fair value measurement of the derivative forward contracts outstanding at March 31, 2012, was determined using internally developed discounted cash flow models. The inputs to these models consisted of, or were derived from, observable Level 2 data for substantially the full term of each derivative instrument. The internally determined fair value was then compared to the fair value assessment from the counterparties to these derivative contracts; large or unexpected differences between the Company's internal valuation and the fair value assessment from the counterparties were investigated and reconciled.

        The Company expects that the values to be realized on these derivatives will be based on market conditions at the time of settlement, which will occur at the maturity of each derivative instrument.

(25) Recent Accounting Pronouncements

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under this updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is necessary. The

MOLYCORP, INC.
(A Company in the Development Stage)

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2012

(Unaudited)

(25) Recent Accounting Pronouncements (Continued)

update does not change how an entity performs the two-step impairment test under the current guidance. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this updated guidance to have a significant impact on its financial statements.

        In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income ("AOCI") in both net income and other comprehensive income on the face of the financial statements.

        Companies will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. For the period ended March 31, 2012, the Company did not have any reclassification adjustments for components of AOCI.

(26) Subsequent Events

Preferred stock dividend

        In May 2012, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock. The aggregate dividend of $2.8 million will be paid on June 1, 2012 to holders of record at the close of business on May 15, 2012.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to "Molycorp," "we," "our" or "us" refer to Molycorp, Inc. and its consolidated subsidiaries after the Corporate Reorganization (as described below). As used herein, a ton is equal to 2,000 pounds, the term "mt" means a metric tonne (equal to 2,205 pounds), and the term "Rest of World" means the entire world except China. For definitions of certain rare earth-related and mining terms, see "Glossary of Selected Mining Terms."

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

        Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others: our ability to successfully complete the proposed acquisition of Neo Material Technologies Inc., or Neo; our ability to successfully integrate Neo with our operations; our ability to achieve fully the strategic and financial objectives related to the proposed acquisition of Neo, including the acquisition's impact on our financial condition and results of operations; and unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Neo.

        Additional risk factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to: the potential need to secure additional capital to implement our business plans; our ability to complete our planned capital projects, such as our initial modernization and expansion efforts, including the accelerated start-up of our Mountain Pass, California rare earth mine and processing facility, or the Molycorp Mountain Pass facility, which we refer to as Project Phoenix Phase 1, and our second phase capacity expansion plan, which we refer to as Project Phoenix Phase 2, and reach full planned production rates for rare earth oxides, or REOs, and other planned downstream products, in each case within the projected time frame; the success of our cost mitigation efforts in connection with Project Phoenix, which if unsuccessful, might cause our costs to exceed budget; the final costs of our planned capital projects, such as Project Phoenix Phase 1, including the accelerated start-up of the Molycorp Mountain Pass facility, and Project Phoenix Phase 2, which may differ from estimated costs; uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production; uncertainties related to feasibility studies that provide estimates of expected or anticipated costs, expenditures and economic returns; and REOs prices, production costs and other expenses for operations, which are subject to fluctuation; uncertainties regarding global supply and demand for rare earths materials; uncertainties regarding the results of our exploratory drilling programs; our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships; the sintered neodymium-iron-boron, or NdFeB, rare earth magnet joint venture's ability to successfully manufacture magnets within its expected timeframe; our ability to successfully integrate acquired businesses; our ability to maintain appropriate relations with unions and employees; our ability to successfully implement our "mine-to-magnets" strategy; environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; uncertainties associated with unanticipated geological conditions related to mining; and those risks discussed and referenced in the section entitled "Risk Factors" described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview

Presentation

        Molycorp, Inc. was formed on March 4, 2010 for the purpose of continuing the business of Molycorp, LLC in corporate form. On April 15, 2010, pursuant to the Contribution Agreement, the members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interest in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for Molycorp, Inc. Class A common stock. Accordingly, Molycorp, LLC and its wholly owned subsidiary, Molycorp Minerals, LLC, or Molycorp Minerals, became subsidiaries of Molycorp, Inc., which we refer to as the Corporate Reorganization. On June 15, 2010, Molycorp LLC was merged with and into Molycorp Minerals.

        We have three operating segments: Molycorp Mountain Pass, Molycorp Metals and Alloys ("MMA") and Molycorp Silmet. Each of the segments has only one production and shipping location. Sales to external customers by geographic area are based on the location in which the sale originated.

Recent Developments

Planned acquisition of Neo Material Technologies Inc.

        On March 8, 2012, we and Neo executed a definitive agreement, or Arrangement Agreement, under which we will acquire Neo for approximately Cdn $1.3 billion. The proposed Neo acquisition is expected to create one of the most technologically advanced, vertically integrated rare earth companies in the world. Under the Arrangement Agreement, which was unanimously approved by Neo's and our Board of Directors, Neo shareholders may elect to receive either (i) cash consideration equal to Cdn $11.30 per share, (ii) share consideration of either 0.4242 shares of our common stock or 0.4242 shares issued by MCP Exchangeco Inc., our wholly owned Canadian subsidiary, which we refer to as the Exchangeable Shares (which are exchangeable for shares of our common stock), per share or (iii) a combination of cash and Exchangeable Shares and/or shares of our common stock, provided that the aggregate consideration received by Neo shareholders will be pro-rated to approximately 71.2% in cash ($926 million) (Cdn $926 million)) and approximately 28.8% in Exchangeable Shares and/or shares of our common stock.

        In addition, Neo currently has $230.0 million in aggregate principal amount of convertible debentures outstanding, which we refer to as the Neo debentures. Pursuant to the indenture governing the Neo debentures, holders of the Neo debentures will have the opportunity to convert their Neo debentures into shares of Neo common stock as a result of the proposed Neo acquisition. That conversion takes place at a ratio of 72.4637 shares of Neo common stock per $1,000 principal amount of Neo debentures. In addition, if holders convert their Neo debentures into shares of Neo common stock pursuant to certain prescribed procedures in the indenture, then they will be entitled to a number of additional "make-whole" shares of Neo common stock calculated pursuant to a matrix set forth in the indenture. Given the variables in the indenture, we will not be able to calculate the number of "make-whole" shares issuable upon conversion of Neo debentures until after the closing of the proposed Neo acquisition; however, we anticipate that between 18 and 20 "make-whole" shares will be issued for each $1,000 in principal amount of Neo debentures converted. In total, we anticipate that holders of Neo debentures will convert their Neo debentures into between 20 million and 23 million shares of Neo common stock. As a result of the proposed Neo acquisition, holders of Neo debentures that elect to convert their Neo debentures into shares of Neo common stock will, instead of receiving shares of Neo common stock, receive the consideration mix received by Neo's common shareholders in the proposed Neo acquisition contemplated by the Arrangement Agreement.

        The Cdn $11.30 per share represents a premium of approximately 42% to Neo's closing share price of Cdn $7.97 on March 8, 2012. The proposed combination of Molycorp and Neo will expand Molycorp's geographic footprint across 11 countries and provide leading product development, research, and sales capabilities. Additionally, we will gain cutting-edge technologies and will leverage Neo's years of processing experience and knowledge, to better service our customer base as well as new customer segments. The proposed acquisition will bring to us direct operating and sales channels in China, the world's largest and fastest growing rare earth consuming nation. In 2010 and 2011, Neo's sales to China and Japan, collectively, accounted for approximately 68% and 64% of its total sales, respectively.

        The proposed acquisition will expand our technology portfolio to include production of magnetic powders, zirconium based engineered materials, and rare metals including gallium, indium and rhenium, which will enable us to produce and market materials that are integral to a wide variety of strategic technologies, including advanced electronics, thin film photovoltaic, light-emitting diode, or LED, flat panel display, super alloys, catalytic converters, mobile and smart phones, magnets, batteries. The addition of Neo expertise will provide entry for us into customer segments requiring value-added rare earth and rare metal production capabilities—up to 99.99999% purity for some elements.

Investment by Molibdenos y Metales S.A.

        On March 8, 2012, Molibdenos y Metales S.A., or Molymet, the world's largest processor of molybdenum and rhenium headquartered in Santiago, Chile, purchased 12.5 million shares of our common stock for $390.1 million, net of stock issuance costs of $0.1 million, at a purchase price of $31.218 per share, which price was determined based on the average daily volume weighted average price of our common stock on The New York Stock Exchange for the 20 consecutive trading days immediately preceding the date of the agreement, plus a 10% premium. Pursuant to this investment, Molymet acquired the right to nominate a member of our Board of Directors, for so long as Molymet owns a certain percentage of our common stock.

Intermetallics Japan Joint Venture

        On November 28, 2011, Molycorp, Daido Steel Co., Ltd., or Daido, and Mitsubishi Corporation, or Mitsubishi, formed a joint venture, Intermetallics Japan, or IMJ, to manufacture and sell next-generation NdFeB permanent rare earth magnets. The joint venture will manufacture sintered NdFeB permanent rare earth magnets with technology licensed from Intermetallics, Inc., a partnership between Mitsubishi, Daido and Dr. Masato Sagawa, co-inventor of the NdFeB magnet. The new company will take full advantage of Daido's commercial scale magnet manufacturing technologies, Mitsubishi's domestic and international marketing and sales network and Molycorp's REOs, metals, and alloy manufacturing resources and capabilities. The capital contribution ratio of the newly formed company is 30.0% by Molycorp, 35.5% by Daido and 34.5% by Mitsubishi. We will contribute, upon achievement of certain milestones and subject to our Board of Directors' approval, Japanese Yen (JPY) 2.5 billion in cash (or approximately $30.4 million based on the JPY/ U.S. dollar exchange rate as of March 31, 2012), in exchange of ordinary shares of the joint venture over a period of twelve months. On March 12, 2012, we made our first contribution of $3.8 million to IMJ.

        Additionally, IMJ will be partially financed by a government subsidy sponsored by Japan's Ministry of Economy, Trade, and Industry. IMJ plans to construct an initial 500 metric-ton-per-year magnet manufacturing facility in Nakatsugawa, Japan (Gifu Prefecture), with operations expected to commence by January 2013.

        The joint venturers began working on the new facility in late December 2011 and expect to eventually expand operations in the United States and elsewhere. The technology to be used by IMJ is a new and novel approach that does not depend on the use of patents held by other magnet companies. This technology allows for the manufacture of permanent rare earth magnets that deliver greater performance with less reliance on dysprosium, a relatively scarce rare earth. The process also results in higher production yields. Target markets for IMJ are the automotive and home appliance markets. These markets, as well as other markets for environmentally friendly technologies, are forecast to be significant drivers of demand growth for permanent rare earth magnets. IMJ has been provisionally awarded a supply agreement for a next-generation electric vehicle with a major automotive manufacturer.

        Concurrently with the formation of IMJ, we, Mitsubishi (acting as the procurement agent) and IMJ entered into a supply agreement pursuant to which we will sell to IMJ certain rare earth products under the conditions set forth in the supply agreement.

Our Business

        We are the largest REOs producer in the Western hemisphere and own one of the world's largest rare earth projects outside of China. We also own one of the largest rare earth oxides and rare metals producers in Europe, and the only producer of rare earth alloys in the United States. Upon the full execution of our "mine-to-magnets" strategy and completion of Project Phoenix Phase 1and Project Phoenix Phase 2, we expect to be one of the world's most integrated producers of rare earth products, including oxides, metals, alloys and magnets.

        Rare earth products are critical inputs in many existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including fiber optics, lasers and hard disk drives; numerous defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. Global demand for rare earth elements, or REEs, is projected to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses. We have made significant investments, and expect to continue to invest, in developing technologically advanced applications and proprietary applications for individual REEs. Our goals are:

  •
  develop innovative rare earth technologies and products vital to green energy, high-tech, defense and industrial applications;

  •
  be commercially sustainable, globally competitive, profitable and environmentally superior;

  •
  act as a responsible steward of our rare earth resources; and

  •
  use our technology to improve the daily lives of people throughout the world.

        Our objective is to be the rare earth products and technology company recognized for its "ETHICS"—Excellence, Trust, Honesty, Integrity, Creativity and Safety. Since July 2005, the Molycorp Mountain Pass facility has not had a lost-time accident and has received from the Mine Safety and Health Administration, or MSHA, the coveted Sentinels of Safety Award (2008, 2006 and 2004); the National Safety Council Awards—Perfect Record (2008, 2007, 2006, 2004); and the National Safety Council Awards—Occupational Excellence achievement award (2009, 2007 and 2004). Additionally, the MMA facility has not had a lost-time accident for the past 15 years and the Molycorp Silmet facility has had one lost-time accident in 2011, and one during the 12 months prior to the acquisition by us. The Molycorp Silmet facility is now reporting lost-time accidents consistently with the U.S. standard followed by the Molycorp Mountain Pass and MMA facilities.

Our Mine Process and Development Plans

        Processing at our Molycorp Mountain Pass facility entails mining the bastnasite ore followed by crushing and milling it to a fine powder. Milled bastnasite ore is then processed by flotation whereby the bastnasite, which is a mineral containing light and heavy rare earth elements, floats to the surface and is separated from the waste material, which sinks in a series of flotation cells. The resultant bastnasite concentrate is then processed by leaching (cracking) with acid solutions followed by a series of solvent-extraction separation steps that produce various individual REOs, generally in a high purity oxide form.

        In December 2011, the U.S. Department of Interior Bureau of Land Management granted us authorization to commence exploratory drilling at an occurrence of heavy rare earths located near our Molycorp Mountain Pass facility. Preliminary exploration at the site has shown rare earth mineralization with an average ore grade of approximately four percent and a relatively high percentage of heavy REEs, such as terbium, dysprosium, europium and samarium, as well as relatively high percentages of yttrium, neodymium, and praseodymium. This prospect is still at an early stage of exploration and the commercial feasibility of what has been found to date cannot be known at this time.

        Upon the completion of the construction of Project Phoenix Phase 1, we expect to have the capacity to produce approximately 19,050 mt of REOs per year at our Molycorp Mountain Pass facility by the beginning of the fourth quarter of 2012. Following the completion of Project Phoenix Phase 2 construction, which we expect to be by the end of the fourth quarter of 2012, we expect to have the ability to produce, if customer demand warrants, approximately 40,000 mt of REOs per year by mid-2013 at our Molycorp Mountain Pass facility, or approximately double the amount we expect to be able to produce upon completion of Project Phoenix Phase 1. Based on our estimated reserves and an expected annual production rate of approximately 19,050 mt of REOs under Project Phoenix Phase 1, the expected mine life of our Molycorp Mountain Pass mine is in excess of 30 years (SRK Consulting (U.S.), Inc., or SRK, has preliminarily indicated, however, that doubling the amount of production pursuant to Project Phoenix Phase 2 would reduce the current mine life to 22 years, assuming no additional exploration, conversion of known mineralized material to reserves, no realization of anticipated improvements in recoveries, and all other factors, such as cut-off grade, remain constant.)

        We expect the consummation of the IMJ joint venture described above, in conjunction with our modernization plans at our Molycorp Mountain Pass facility, the strategic acquisitions of Molycorp Silmet and MMA and the planned acquisition of Neo, to provide us with the capability to mine, process, separate and alloy individual REEs and manufacture them into NdFeB magnets. This downstream integration, which we refer to as our "mine-to-magnets" strategy, would make us the only fully integrated producer of NdFeB magnets outside of China, helping to secure a rare earth supply chain for the Rest of World. In addition to the foregoing, we continue to explore additional joint ventures or other arrangements with third parties for the production of NdFeB alloys and/or magnets.

Proven and probable mineral reserves update

        In April 2012, SRK issued a technical report on a new reserve estimate of the Molycorp Mountain Pass property to include an expanded pit boundary and revised recovery schedule. The expansion of the ultimate pit boundary and the associated increase in the size of the overburden stockpiles will require the modification of existing permits after 2021. SRK applied new capital expenditure assumptions to the original 2010 cash flow model to arrive at the new reserve estimate. As a result of this new study, SRK estimated total proven reserves of 26.3 million pounds of REOs contained in 0.156 million tons of ore, with an average ore grade of 8.45% REOs, and probable reserves of 2.91 billion pounds of REOs contained in 18.267 million tons of ore, with an average ore grade of 7.98% REOs, in each case using a cut-off grade of 5.0% REOs.

        The following tables present our current proven and probable reserves as compared to the prior estimation:

  January 2012 estimation

Category of Reserves	Average Ore Grade (% REO)	Ore	Contained REOs
		(Millions of Tons)	(Millions of Pounds)
Proven	8.45%	0.156	26.3
Probable	7.98%	18.267	2,914

  February 2010 estimation

Category of Reserves	Average Ore Grade (% REO)	Ore	Contained REOs
		(Millions of Tons)	(Millions of Pounds)
Proven	9.38%	0.480	88
Probable	8.20%	13.108	2,122

        The reduction in the proven reserves estimation, and the larger increase in the probable reserves estimation, from the 2010 to the 2012 study, is primarily due to the use of additional drilling data combined with the advantage of performing the new study from a deeper observation point at the bottom of the mine pit.

Our Products and Markets

        Since our acquisition of the Molycorp Mountain Pass facility, we have been producing and selling REOs from stockpiled feedstocks to significantly improve our solvent extraction technologies and capabilities and commercially demonstrate several other new processing technologies. As of March 31, 2012, we had achieved greater than 98% recovery in our solvent extraction units at commercial scale for cerium, lanthanum, and didymium, which we believe is one of the highest recovery rates in the world. We have also developed the expertise to produce the following REEs in many usable forms: bastnasite concentrate; cerium; lanthanum; neodymium; praseodymium; europium; samarium; gadolinium; dysprosium; and terbium. When used to describe the current recovery rate for our solvent extraction units, the term "commercial scale" means that the solvent extraction units are operating at such a production rate that the scale-up factor required to achieve the desired production rate is less than ten times the current production rate.

        We sell and transport a portion of the REOs we produce at our Molycorp Mountain Pass and Molycorp Silmet facilities to customers for use in their particular applications. The remainder of the REOs are processed into rare earth metals and rare earth alloys. We produce rare earth metals outside of the United States at our Molycorp Silmet facility and via toll manufacturing through third-party tolling arrangements. A portion of these metals is sold to end-users, and we process the rest into rare earth alloys at our MMA facility in Arizona. With the Molycorp Silmet acquisition in 2011, we added two rare metals, tantalum and niobium, to our product mix.

        As of March 31, 2012, we have allocated 20% of Project Phoenix Phase 1 output to production of XSORBX®, our proprietary water treatment technology. In addition, we are in discussions with multiple large companies regarding the sale of XSORBX®, which could significantly expand demand for cerium-rich materials. We have begun to sell XSORBX® for commercial use in the wastewater, recreation, pool and spa, industrial process and other water treatment markets.

Key Industry Factors

Demand for Rare Earth Products

        Global consumption of REEs is projected to steadily increase due to continuing growth in existing applications and increased innovation and development of new end uses. For example, the integration of rare earth permanent magnet drives into wind power turbines has reduced the need for gearboxes, which increases overall efficiency and reliability. We believe that this anticipated market dynamic will underpin growing demand for REEs. If Molycorp Mountain Pass and other rare earth projects do not commence production when anticipated, we expect there will continue to be a gap between current and forecasted demand and supply.

Supply of Rare Earth Products

        China has dominated the global supply of REOs for the last fifteen years, and accounted for approximately 94% of global REOs production in 2011. Even with our planned production, global supply is expected to remain tight due to the combined effects of growing demand and actions taken by the Chinese government to restrict exports. As a result of the internal industrial development, as well as economic, environmental and regulatory factors in China, there is uncertainty with respect to the total planned production and availability of rare earth products from China. Export quotas imposed by the Chinese government have substantially decreased from 2008 to 2010, and remained virtually unchanged in 2011, thus reducing the amount of rare earth materials that China may export to the Rest of World. Despite the challenge to the Chinese export policy by some of the members of the World Trade Organization in early 2012, we believe the growing demand for REOs will continue to outstrip global supply in the future.

Factors Affecting Our Results

Modernization and Expansion of the Molycorp Mountain Pass Facility

        We anticipate a dramatic change in our business and results of operations upon the completion of Project Phoenix Phase 1 and Project Phoenix Phase 2 and the full execution of our "mine-to-magnets" strategy, through which we expect to produce rare earth magnets later in 2012 in addition to our current production of REOs, rare earth metals and rare earth alloys. We expect to increase our capacity and ability to produce and sell a significantly expanded slate of products, including specialty cerium products for water treatment; neodymium, praseodymium and dysprosium metals for NdFeB magnets; samarium cobalt alloys for magnets; and europium, gadolinium, and terbium oxides for phosphors.

        We are utilizing the assets we acquired from Chevron Mining Inc. as a foundation to build an integrated rare earth products and technology company, which requires considerable additional capital investment. We believe the application of improved technologies, along with the capital investment, will allow us to create a sustainable business by cost effectively producing high purity rare earth products. Prior to the completion of Project Phoenix Phase 1, we anticipate further diversifying our product line through the production of samarium/europium/gadolinium concentrate from bastnasite concentrate stockpiles. Upon completion of Project Phoenix Phase 1 and Project Phoenix Phase 2, we expect to produce lanthanum, cerium, praseodymium, neodymium, samarium, europium, gadolinium, terbium, dysprosium and yttrium in various chemical compounds and/or metal forms, including alloys.

Sales

        The following is a summary of sales by significant product and product categories, net of intercompany transactions, for the three months ended March 31, 2012 and 2011, in thousands:

	Three Months Ended March 31,
	2012	2011
Rare earth products:
Lanthanum products	$20,838	$11,466
Cerium products	$2,694	$9,053
Neodymium/Praseodymium products	$27,963	$4,762
Other rare earth products	$109	$980
Rare metals	$13,716	—
Rare earth alloy products	$16,728	—
Other non-rare earth products	$2,422	—

        Our prices and product mix are determined by a combination of global and regional supply and demand factors. Our sales increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to higher sales volumes of neodymium and praseodymium products, which have significantly higher values than the lanthanum and cerium products that comprised approximately 78% of our sales in the first quarter of 2011, and an enhanced product mix. Sales of rare earth products in the first quarter of 2012 included 680 mt of REOs at an average price of $75.89 per kilogram, as compared to sales of 696 mt of REOs at an average price of $37.73 per kilogram during the corresponding period in 2011. Sales of rare metals for the three months ended March 31, 2012 consisted of 75 mt at an average price of $182.88 per kilogram. During the first quarter of 2012, we also sold 96 mt of rare earth alloys, which included 39 mt of REOs, at an average price of $174.25 per kilogram.

        The quantities we sell are determined by the production capabilities of our Molycorp Mountain Pass facility, and starting in April 2011, by the production capabilities of our Molycorp Silmet and MMA facilities and by demand for our products, which is also influenced by the level of purity and consistency we are able to achieve. Our sales also include finished products acquired as part of our purchase of our Molycorp Mountain Pass facility.

        Sales of our products are subject to seasonal decreases in the first three months of each year as companies react to the Chinese New Year holiday shutdown.

Cost of Goods Sold

        Our cost of goods sold reflects the cost allocated to the inventory we acquired as part of our purchase of the Molycorp Mountain Pass facility and, beginning in the second quarter of 2011, the cost allocated to the inventory we acquired as part of our purchases of the Molycorp Silmet and MMA facilities. In addition, our cost of goods sold includes the processing costs and the cost of certain raw materials we purchased from outside vendors, which we allocated to the products we sold at our three operating facilities. Because many of our costs are fixed, as our production increases or decreases, our average cost per metric ton produced decreases or increases, respectively. Primary production costs include direct labor and benefits, maintenance, natural gas, electricity, operating supplies, chemicals, depreciation and amortization and other plant overhead expenses. Our cost of goods sold may also reflect the write-down of inventory based on current prices for our products, which could materially affect our consolidated net results of operations.

        Our most significant variable costs are chemicals, raw materials for alloy production and electricity. In the future, we intend to produce more of our chemicals for our Molycorp Mountain Pass facility at an on-site plant, which we expect will reduce our variable chemical costs. We are building a combined heat and power facility, or CHP facility, which we have also referred to as a co-generation facility, to provide power to our Molycorp Mountain Pass facility. Following the start-up of the CHP facility, natural gas will substantially replace third party electricity costs and become one of the most significant variable costs at our Molycorp Mountain Pass facility.

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

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation; legal, accounting and other professional fees; occupancy costs; and information technology costs. We continue to experience increased selling, general and administrative expenses as we expand our business, including our planned acquisition of Neo, and operate as a publicly traded company. These expenses include additional personnel and other costs as we construct our new facilities and pursue other business development activities to execute our "mine-to-magnets" business plan. We have also experienced additional legal, compliance and corporate governance expenses, as well as additional accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees and increased premiums for certain insurance policies, among other expenses. Additionally, we incurred significant professional fees and other expenses in connection with the business acquisitions that we completed in April 2011, and our selling, general and administrative expenses are higher as a result of those acquisitions. We also invest significant resources to improve the efficiency of our REO processing operations, the development of new applications for individual REEs and exploratory drilling. During the first quarter of 2012 and 2011, we spent $3.9 million and $1.5 million, respectively, on research and development. These costs consist primarily of salaries, outside labor, material and equipment.

Income Taxes

        We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that no valuation allowance is required as of March 31, 2012 and a 100% valuation allowance was required as of March 31, 2011.

        We are a Subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income, whereas prior to our Corporate Reorganization, we operated entirely within limited liability companies, which were not directly liable for the payment of federal or state income taxes and our taxable income or loss was included in the state and federal tax returns of Molycorp, LLC's members. For the three months ended March 31, 2012 and 2011, we recorded an income tax benefit of $2.2 million and an income tax expense $0.2 million, respectively.

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

        We review our deferred tax assets and liabilities each reporting period using the enacted tax rate expected to apply to taxable income for the period in which the deferred tax asset or liability is expected to be realized. The statutory income tax rates that are applied to our current and deferred income tax calculations are significantly impacted by the states in which we do business. Changes in state income tax rates and apportionment laws will result in changes in the calculation of our current and deferred income taxes. The effects of any changes are recorded in the period of enactment and can increase or decrease the net deferred tax assets and liabilities on the balance sheet.

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

        We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we have acquired enough air emission offset credits for both Project Phoenix Phase 1 and Project Phoenix Phase 2. In addition, at our Molycorp Mountain Pass facility during the first quarter of 2012 and 2011, we incurred operating expenses of approximately $2.2 million and $1.0 million, respectively, associated with environmental compliance requirements.

        The costs we anticipate to incur as part of our on-going remediation, which is expected to continue throughout our Molycorp Mountain Pass facility's operating, closure and post-closure periods, are included as part of our asset retirement obligations. See Asset Retirement Obligation in the Notes to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

        As part of our ongoing remediation efforts at the Molycorp Mountain Pass facility, we identified liner defects in three of the onsite evaporation ponds earlier in 2011. This led to minor groundwater contamination issues that are limited to a small area directly underneath the evaporation ponds. In order to remediate this issue, we will replace the primary lining system and might have to install a groundwater recovery system. We estimate the cost of these items to range between $2.4 million and $4.6 million, which will be treated as capital expenditures in 2012. The evaporation ponds in which the lining tears have been detected were substantially drained in 2011 to allow the repair of the lining defects, and the related costs were recorded as of December 31, 2011.

        We estimate to incur approximately $17.0 million for wastewater transportation and disposal costs in 2012, primarily for the removal and disposal of any wastewater generated in excess of the existing evaporation capability of all ponds at the Molycorp Mountain Pass facility, until all facilities currently under construction as part of Project Phoenix Phase 1 and Phase 2 are operational and properly coordinated. These costs will be recognized as incurred consistently with the prior period.

        We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the way such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated environmental expenditures will be required in 2012 or in the future, including expenditures as a result of our acquisitions of MMA and Molycorp Silmet. We expect continued government and public emphasis on environmental issues will result in increased future investment for environmental controls at our operations. Additionally, with increased attention paid to emissions of GHGs, including carbon dioxide, current and future regulations are expected to affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.

        Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for costs relating to environmental contamination at our facilities or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of March 31, 2012, we had placed a total of $28.8 million of surety bonds with California state and regional agencies. These bonds require annual payment and renewal. In the second quarter of each year, we are required to provide the State of California with an updated estimate of the costs associated with the mine reclamation. This estimate is reviewed and approved by the State of California, after which we are responsible for making any necessary changes to surety bonds placed with the State of California.

        As a result of new construction activity at the Molycorp Mountain Pass facility associated with our modernization and expansion project, additional lands have been disturbed since the last mine reclamation cost estimate in 2010, resulting in an increase in the mine reclamation obligation from $3.3 million to $4.1 million. The additional $0.8 million surety amount was placed with the County of San Bernardino and the State of California during the quarter. The EPA has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act or the "Superfund" law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.

Results of Operations

Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31
(In thousands)	2012	2011	Change
Sales	$84,470	$26,261	$58,209
Cost of goods sold	(53,443)	(16,677)	(36,766)
Selling, general and administrative expenses	(31,214)	(11,238)	(19,976)
Depreciation and amortization expense	(107)	(83)	(24)
Accretion expense	(251)	(234)	(17)

Operating loss	(545)	(1,971)	1,426
Other (expense) income:
Other income (expense)	(6,578)	(168)	(6,410)
Foreign currency transaction losses, net	1,604	—	1,604
Interest (expense) income, net	85	140	(55)

Loss before income taxes and equity earnings	(5,434)	(1,999)	(3,435)
Income tax expense	2,183	(199)	2,382
Equity in results of affiliates	(227)	—	(227)

Net loss	$(3,478)	$(2,198)	$(1,280)

Segment Information

Three Months Ended March 31, 2012 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Other	Eliminations	Total Molycorp, Inc.
Sales:
External	$44,478	$21,036	$18,956	$—	$—	$84,470
Intersegment	1,832	3,210	—		(5,042)	—

Total sales	46,310	24,246	18,956
Cost of goods sold	(18,846)	(34,774)	(18,632)	—	18,809	(53,443)
Selling, general and administrative expenses	(29,079)	(1,714)	(457)	(273)	309	(31,214)
Depreciation, amortization and accretion expense	(334)	—	—	(24)	—	(358)

Operating (loss) income	(1,949)	(12,242)	(133)	(297)	14,076	(545)
Other (expense) income	(6,444)	1,579	(4)	(20)	—	(4,889)

Loss before income taxes and equity earnings	$(8,393)	$(10,663)	$(137)	$(317)	$14,076	$(5,434)

Total assets at March 31, 2012	$1,675,653	$100,499	$24,313	$630	$(112,342)	$1,688,753

Capital expenditures (accrual basis excluding capitalized interest)	$259,438	$2,501	$100	$—	$—	$262,039

Molycorp Mountain Pass was the only operating segment for the three months ended March 31, 2011. Therefore, no comparative segment information is provided in the first quarter of 2012.

Sales

        For the three months ended March 31, 2012 and 2011, our consolidated sales were $84.5 million and $26.3 million, respectively. The increase in sales is due to higher sales of metal and alloy products as a result of our acquisitions of MMA and Molycorp Silmet in April 2011, and higher sales volumes of neodymium and praseodymium products, which have much higher sale prices per kilogram than the lanthanum and cerium products that comprised a greater percentage of our sales in the first quarter of 2011.

        The following analysis presents sales and cost of goods sold on a gross basis (i.e., before intercompany eliminations). Management believes this presentation provides a better understanding of the performance of each operating segment in terms of production volumes and costs.

Molycorp Mountain Pass

        Molycorp Mountain Pass' sales were $46.3 million and $26.3 million for the three months ended March 31, 2012 and 2011, respectively. Sales in the first quarter of 2012 included neodymium and praseodymium products, which have relatively higher sales prices per kilogram compared to products sold in the first quarter of 2011, which primarily consisted of lanthanum and cerium products. In total, for the three months ended March 31, 2012, Molycorp Mountain Pass sold 673 mt of products on a REOs equivalent basis at an average sales price of $68.81 per kilogram compared to sales of 696 mt of products on the same basis at an average sales price of $37.73 per kilogram for the corresponding period in 2011. We anticipate cerium, lanthanum, neodymium and praseodymium products to make up a significant percentage of our total sales until we complete Project Phoenix Phase 1. The following is a summary of sales at Molycorp Mountain Pass by product for the three months ended March 31, 2012 and 2011, in thousands.

	Three Months Ended March 31,
Molycorp Mountain Pass	2012	2011
Lanthanum products	$20,614	$11,466
Cerium products	$2,007	$9,053
Neodymium/Praseodymium products	$23,580	$4,762
Other rare earth products	$109	$980

        Other rare earth products include yttrium, misch metal, erbium, and other heavy rare earth products.

Molycorp Silmet

        Sales from our Molycorp Silmet facility for the three months ended March 31, 2012 were $24.2 million. Molycorp Silmet sold 277 mt of REOs equivalent products at an average sales price of approximately $35.58 per kilogram, and 75 mt of rare metals at an average sales price of approximately

$182.88 per kilogram. The following is a summary of sales by product at Molycorp Silmet for the three months ended March 31, 2012, in thousands.

Molycorp Silmet	Three Months Ended March 31, 2012
Rare earth products:
Lanthanum products	$1,493
Cerium products	$2,911
Neodymium/Praseodymium products	$5,453
Rare metals:
Tantalum	$7,180
Niobium	$6,536
Other products	$673

        Other products include rare earth fluorides, samarium, europium, gadolinium and nitric fertilizer.

MMA

        For the three months ended March 31, 2012, MMA sold rare earth alloys, custom and specialty alloys, high purity rare earth metals, and resale of other non-REOs material totaling approximately 168 mt, which contained an equivalent of 39 mt of REOs, for a total of $19.0 million. As part of the acquisition of MMA, we entered into a rare earth products purchase and supply agreement with Santoku Corporation, or Santoku, through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the purchase and supply agreement. Sales to Santoku under the terms of this agreement were $16.6 million in the first quarter of 2012, and comprised 88% of total MMA sales. The following is a summary of sales by product at MMA for the three months ended March 31, 2012, in thousands.

MMA	Three Months Ended March 31, 2012
Rare earth alloys:
Neodymium alloys	$15,730
Samarium alloys	$998
Other products	$2,228

        Other products include specialty alloys, small metals, metal foils and the resale of certain other materials.

Cost of Goods Sold

Molycorp Mountain Pass

        Molycorp Mountain Pass' cost of goods sold was $18.8 million and $16.7 million for the three months ended March 31, 2012 and 2011, respectively. The higher costs in the first quarter of 2012, as compared to the first quarter in 2011, were primarily due to increased production costs. In addition, we recognized a zero and $1.3 million write-down of work in process inventory based on estimated REO quantities, and a $0.3 million and $0.6 million write-down due to production costs in excess of net realizable value for the three months ended March 31, 2012 and 2011, respectively. The weighted average cost of goods sold on a REO basis at Molycorp Mountain Pass was approximately $28.00 per kilogram in the first quarter of 2012 as compared to approximately $23.96 per kilogram in first quarter of 2011.

        Total production costs charged to inventory were $15.4 million and $7.9 million for the three months ended March 31, 2012 and 2011, respectively. Inventory purchases and tolling costs were $3.3 million and $6.0 million in the first quarter of 2012 and 2011, respectively. The primary products we purchased during those periods were lanthanum oxide, cerium oxide, cerium carbonate, neodymium oxide, didymium metal and praseodymium oxide.

        The following is a summary of rare earth products produced at the Molycorp Mountain Pass facility for the three months ended March 31, 2012 and 2011, in metric tons.

	Three Months Ended March 31,
Molycorp Mountain Pass	2012	2011
Lanthanum products	251	261
Cerium products	284	170
Neodymium/Praseodymium products	80	68

        Production costs charged to inventory were higher during the first quarter of 2012 as compared to the corresponding period in 2011 due to a larger labor workforce, higher chemical, and domestic and hazard waste disposal costs. We expensed $3.0 million and $2.6 million in the first quarter of 2012 and 2011, respectively, of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during these periods. We expect to attain increased production levels throughout 2012.

        Chemical costs allocated to production were $3.8 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. Chemical costs in the first quarter of 2012 were higher as compared to the first quarter of 2011 due to a general increase in prices for chemicals.

        Labor costs, including related employee benefits, allocated to production were $5.8 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had a total of 352 employees at the Molycorp Mountain Pass facility and our corporate office (which together comprise our Molycorp Mountain Pass segment), as compared to 165 employees as of March 31, 2011, which led to higher wage and employee-related benefit expenses. Higher labor costs were also due to the annual wage increase required under our union contract, which took effect in January 2012.

        Maintenance costs, including maintenance labor and supplies, were $1.9 million and $0.7 million in the first quarter of 2012 and 2011, respectively. Utility charges, which primarily include electricity, were $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

        Other costs allocated to production, including depreciation, were $6.4 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively. These costs were higher in the first quarter of 2012 due to the significant increase in waste disposal costs. Additional increases are due to higher consulting and contracted service costs during the first quarter of 2012 as compared to the same period in 2011.

Molycorp Silmet

        Cost of goods sold at Molycorp Silmet reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily include labor, materials and chemicals, energy and depreciation. In addition, we recognized $13.0 million write-down due to production costs in excess of net realizable value for the three months ended March 31, 2012. Molycorp Silmet's cost of goods sold for the three months ended March 31, 2012 was $34.8 million, with a weighted average cost of goods sold on a REOs basis of approximately $38.00 per kilogram. The weighted average cost of goods sold per kilogram excludes costs recognized for the write-down due to production costs in excess of net realizable value.

        The following table provides volumes of rare earth products, rare metals and other products Molycorp Silmet produced during the first quarter of 2012, in metric tons.

Molycorp Silmet	Three Months Ended March 31, 2012
Rare earth products:
Lanthanum products	126
Cerium products	190
Neodymium/Praseodymium products	87
Other products	7
Rare metals:
Tantalum	40
Niobium	130
Other products	170

        Labor, chemicals and energy costs that Molycorp Silmet allocated to production of rare earth products, rare metal and other products for the three months ended March 31, 2012 were $0.5 million, $0.5 million, and $0.6 million, respectively. Other costs allocated to all production, including depreciation, were $1.2 million for the same period.

MMA

        Cost of goods sold at MMA reflects costs that are incurred to acquire raw materials and processing costs incurred to obtain finished goods. Processing costs primarily include labor, materials, energy and depreciation. MMA's cost of goods sold for the first quarter of 2012 was $18.6 million, with a weighted average cost of goods sold of approximately $110.00 per kilogram. In addition, we recognized $0.2 million write-down due to production costs in excess net realizable value for the three months ended March 31, 2012. The weighted average cost of goods sold per kilogram excludes costs recognized for the write-down due to production costs in excess of net realizable value.

        The following table provides volumes of rare earth alloys, and other products MMA produced for the three months ended March 31, 2012, in metric tons.

MMA	Three Months Ended March 31, 2012
Rare earth alloys:
Neodymium alloys	84
Samarium alloys	25
Other products	9

        The total MMA production of 118 mt in the period included approximately 44 mt of REOs equivalent products. Other products include specialty alloys, small metals, metal foils and the resale of other non-REO-based materials.

        MMA costs allocated to production were $16.0 million, which include labor, materials, energy costs and depreciation for the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Molycorp Mountain Pass

        Selling, general and administrative expenses at Molycorp Mountain Pass, including stock-based compensation, were $29.1 million and $11.2 million for three months ended March 31, 2012 and 2011, respectively. Beginning in the first quarter of 2011, we experienced a significant increase in professional fees associated with the construction of our new facilities and other business development activities to execute our "mine-to-magnets" business plan. Total start-up costs for the three months ended March 31, 2012 and 2011 were $8.9 million and zero, respectively. We have also experienced increased spending for accounting, legal, information technology consulting and engineering services. Selling, general and administrative expenses include $3.9 million and $1.5 million of research and development costs, which include exploratory drilling, in the first quarter of 2012 and 2011, respectively.

Molycorp Silmet

        Selling, general and administrative expenses at Molycorp Silmet were $1.7 million in the first quarter of 2012. Our selling, general and administrative expenses at Molycorp Silmet consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.

MMA

        Selling, general and administrative expenses at MMA were $0.5 million in the first quarter of 2012. Our selling, general and administrative expenses at MMA consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.

Capital Expenditures

        Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $262.0 million and $41.3 million for the three months ended March 31, 2012 and 2011, respectively. The majority of these capitalized costs relate to Project Phoenix Phase 1 and Project Phoenix Phase 2 at our Molycorp Mountain Pass facility.

Related Party Transactions

        We made principal payments of $0.9 million for each the three month periods ended March 31, 2012 and 2011 under the inventory financing arrangement with Traxys North America LLC, which we refer to as Traxys and affiliates, the parent of one of our stockholders, TNA Moly Group, LLC.

        We and Traxys and affiliates jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Per the terms of this other arrangement, we and Traxys and affiliates split gross margin equally once all costs associated with the sale are recovered by both parties. In the first quarter of 2012, we made a payment of $104,000 to Traxys and affiliates under this other arrangement.

        Our Molycorp Silmet facility had a balance receivable from Traxys and affiliates of $0.4 million as of March 31, 2012, which related to sales of tantalum metal to Traxys and affiliates of $3.2 million in 2011.

Foreign currency transaction gains

        Net foreign currency transaction gains were $1.6 million during the three months ended March 31, 2012. These gains primarily relate to U.S. dollar monetary balances owed by Molycorp Silmet revalued as a result of the change in the exchange rate between the functional currency of Molycorp Silmet, the Euro,and the U.S. dollar, as of March 31, 2012. During the three months ended March 31, 2012, the Euro appreciation against the U.S. dollar was approximately 3%.

Outlook for the Remainder of 2012

        We anticipate China-based producers and suppliers will continue to limit the quantity of REOs available outside of China for the remainder of 2012, despite the challenge to the Chinese export policy by some of the members of the World Trade Organization in early 2012. While we anticipate the demand for our product to remain soft during the second quarter of 2012, we believe a recovery in demand will begin in the third quarter of 2012, although there can be no assurance of such recovery. We also anticipate prices for most of our products to remain stable or experience some slight and temporary declines for the remainder of 2012. Additionally, the volume of products we are able to produce will remain limited by the capability of our existing production facilities until the completion of the construction of Project Phoenix Phase 1 by the end of the third quarter of 2012, which, coupled with the anticipated soft demand for our products during the second quarter of 2012 and the potential for declining prices, could adversely impact our second quarter results of operations. We do, however, anticipate progressively expanding our products and markets through the remainder of 2012, including market penetrations of our XSORBX® technology into the water treatment industry. We will continue to supply Molycorp Silmet and MMA with rare earth feedstocks from our Molycorp Mountain Pass facility to utilize their production capabilities. We believe that our consolidated sales in 2012 will be sufficient to fund our operating activities throughout the year, including consolidated selling, general and administrative expenses. We expect our REOs production in 2012 to be between 8,000 mt and 10,000 mt. Additionally, we expect to produce between 315 mt and 325 mt of rare metals at our Molycorp Silmet facility in 2012.

Capital Investments

        We are incurring significant capital expenditures under our plans to modernize and expand our Molycorp Mountain Pass facility, as well as consistent expenditures to replace assets necessary to sustain safe and reliable production. Most of the facilities and equipment acquired in connection with the acquisition of the Molycorp Mountain Pass facility are at least 20 years old. We are executing an accelerated modernization plan that includes the refurbishment of the Molycorp Mountain Pass mine and related processing facilities through 2012 in order to increase our REOs production. We anticipate our 2012 production to be between 8,000 and 10,000 mt of REOs. We accelerated Project Phoenix Phase 1 start-up due to robust rare earth oxide markets and favorable project economics. This acceleration, if successful, will help to improve the diversity of global supply, which is an increasingly urgent matter for rare earth consumers. By accelerating Project Phoenix Phase 1 start-up, we also expect to reduce the overall project risk by allowing for a more orderly and sequential start-up of the various circuits of this complex plant. Our capital expenditures for the engineering, procurement and construction, or EPC, portion of Project Phoenix Phase 1 and Project Phoenix Phase 2 currently are expected to total approximately $895.0 million. Capital expenditures for other capital projects related to operations at Molycorp Mountain Pass are expected to total approximately $105.0 million. These estimates do not include certain other capitalizable costs such as insurance, permitting, contracting and other legal costs, which totaled approximately $10.0 million through March 31, 2012, and capitalized interest. We are also incurring other administrative expenses related to the construction of Project Phoenix Phase 1 and Project Phoenix Phase 2, which are expected to total approximately $16.0 million to $19.0 million in the second through fourth quarters of 2012.

        All of the amounts for future capital spending described above are initial estimates that are subject to change as the projects are further developed. Total capital spending for our Molycorp Mountain Pass facility, plant and modernization project, including the other capital projects, is expected to be approximately $336.0 million for the remainder of 2012. We are encountering cost pressures on our projects and have initiated measures to mitigate certain adverse cost trends. While we are continuing to re-evaluate the impact on the budget, we will incur additional costs, which may be significant if our mitigation measures are not successful.

        We expect to incur capital expenditures of $20.0 million to $24.0 million at our Molycorp Silmet facility for the remainder of 2012 for the renovation of the premises, the upgrade of laboratory and production equipment, the extension of the warehouse, as well as the improvement of the information technology system.

        At our MMA facility, we expect to incur capital expenditures of $11.0 million to $15.0 million to increase our alloy production capacity by 2,000 metric tons per year with the addition of one new strip casting furnace, and to expand NdFeB alloy production. A portion of this capital expenditure will be incurred later in 2012 with the remainder during the first quarter of 2013.

Liquidity and Capital Resources

        We expect to fund the cash portion of the proposed Neo acquisition, including related fees and expenses, of approximately $1.3 billion with a combination of proceeds from the planned issuance of long-term debt and cash on hand of the combined companies, including the $390.1 million of proceeds from the Molymet equity placement we received in March 2012.

        We expect to finance the remaining capital expenditures under Project Phoenix Phase 1 and Project Phoenix Phase 2 and other capital expenditures, related to operations at Molycorp Mountain Pass, as well as working capital and other funding requirements, with our available cash balances, excluding the equity placement from Molymet, of $219.7 million as of March 31, 2012, anticipated cash flow from operations, and other financing arrangements, which may include a portion of the proceeds from our planned issuance of long-term debt, vendor financing, and lease arrangements.

Cash Provided from Operating Activities

        Net cash provided from operations during the three months ended March 31, 2012 was $16.0 million, an increase of $10.8 million as compared to the same period in 2011. This change was primarily driven by higher sales, partially offset by a net increase in working capital requirements.

Investing Activities

        Net cash used in investing activities increased to $210.8 million in the first quarter of 2012 as compared to $27.8 million in the first quarter of 2011. This increase was due primarily to higher capital expenditures as part our modernization and expansion plan at Molycorp Mountain Pass, and our first contribution to IMJ.

Financing Activities

        Net cash provided from financing activities increased from $198.7 million in the first quarter of 2011 to $385.6 million during the three months ended March 31, 2012, primarily due to the Molymet's $390.2 million investment in us, partially offset by the $2.8 million preferred dividend that we paid on March 1, 2012, and $1.6 million of debt repayments.

Liquidity of Operating Subsidiaries

        Our total $609.8 million of cash and cash equivalents as of March 31, 2012 is comprised of 1) $592.9 million held by Molycorp Minerals, LLC, of which $203.0 million represents liquidity available at the corporate level to fund the remaining capital expenditures under Project Phoenix Phase 1 and Project Phoenix Phase 2 as well as the working capital needs at Molycorp Mountain Pass, with the remainder to be used for the planned acquisition of Neo; 2) $37,404 held by Molycorp Silmet; 3) $16.7 million held by MMA; and 4) $0.2 million held by the sales office in Tokyo, Japan. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Molycorp Silmet, borrowing under certain bank loans. From time to time, the sources of liquidity for Molycorp Silmet and MMA may be supplemented by short-term loans from Molycorp Minerals, LLC.

        As of March 31, 2012, Molycorp Minerals, LLC advanced funds, in the form of interest bearing unsecured promissory notes, to Molycorp Silmet for $17.4 million and to MMA for $37.2 million, including accrued interest. Principal repayments under these notes are due to Molycorp Minerals, LLC during the second and third quarter of 2012. Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, capital expenditures and third-party debt service requirements.

Contractual Obligations

        As of March 31, 2012, we had the following contractual obligations, in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$3,666	$1,509	$1,702	$455	$—
Purchase obligations and other commitments(2)	388,799	388,745	53	—	—
Employee obligations(3)	799	745	54	—	—
Asset retirement obligations(4)	32,425	346	6,919	568	24,592
Debt, excluding interest	236,581	1,383	4,296	230,902	—

Total	$662,270	$392,728	$13,024	$231,925	$24,592

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

        On September 30, 2010, we entered into a natural gas transportation lease agreement with Kern River Gas Transmission Company, or Kern River, under which we agreed, subject to certain conditions, to make payments totaling $5.2 million per year ($0.43 million per month) for 10 years beginning in April 2012 to Kern River in exchange for the designing, permitting, constructing, operating, and maintaining of facilities necessary to provide natural gas to the power generation facility to be constructed at our Molycorp Mountain Pass facility. However, the contractual obligation table above does not include any obligations under this natural gas transportation lease agreement with Kern River as the lease agreement is subject to certain conditions not yet met as of March 31, 2012.

Off-Balance Sheet Arrangements

        As of March 31, 2012, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05: Presentation of Comprehensive Income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. For public entities, the amendments, which should be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.

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

        In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income, or AOCI, in both net income and other comprehensive income on the face of the financial statements. Companies will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income.

        For the period ended March 31, 2012, we did not have any reclassification adjustments for components of AOCI.

GLOSSARY OF SELECTED MINING TERMS

        The following is a glossary of selected mining terms used in this quarterly report on Form 10-Q that may be technical in nature:

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

Interest Rate Risk

        Our total debt obligations, including our inventory financing arrangement with Traxys North America LLC, were $236.6 million at March 31, 2012. Our exposure to interest rate risk as a result of the variable interest debt included in these obligations would result in a roughly $0.1 million increase/decrease in interest rate expense for every 100 basis point increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

Foreign Currency Risk

        We are exposed to fluctuations of the U.S. dollar (our reporting currency) against the functional currency (the Euro) of Molycorp Silmet, our operating subsidiary in Estonia, when we translate Molycorp Silmet's financial statements into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against the Euro results into unrealized foreign currency translation losses (gains) with respect to assets acquired in, liabilities assumed from, intercompany balances with and results of operations from Molycorp Silmet. Therefore, we may experience a negative impact on our comprehensive income (loss) and stockholders' equity with respect to our holdings in Molycorp Silmet as a result of foreign currency translation. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our Estonian subsidiary into U.S. dollars.

        We are exposed to fluctuations in foreign currency exchange rates relative to a small portion of our purchases of equipment and have entered into foreign currency forward contracts to hedge against such foreign currency risk.

        We are also exposed to fluctuations of the U.S dollar against the Japanese Yen as it pertains to our investment in IMJ. We will contribute, upon achievement of certain milestones and subject to our Board of Directors' approval, Japanese Yen, or JPY, 2.5 billion in cash, or approximately $30.4 million based on the JPY/ U.S. dollar exchange rate as of March 31, 2012, in exchange of ordinary shares of the joint venture over a period of twelve months starting in January 2012. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture.

        We are exposed to the fluctuation of the U.S. dollar against the Canadian dollar relative to the cash portion of the purchase consideration we have estimated for our planned acquisition of Neo Material Technologies Inc. in the second or third quarter of 2012. As a result, we have entered into a contingent forward contract to purchase $870.0 million Canadian dollars to manage the foreign currency exposure with respect to this planned acquisition.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on its evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2012, so to provide reasonable assurance that material information required to be disclosed in reports the Company files or submits under the Exchange Act is made known to them timely.

Changes in internal control over financial reporting

        There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business.

        In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others Similarly Situated v. Molycorp, Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that we and those officers violated Section 10(b) of the Securities Exchange Act of 1934 in connection with statements relating to our third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that we had filed with or furnished to the SEC, or otherwise made available to the public. The plaintiffs are seeking unspecified damages and other relief. We believe the allegations are without merit and that we have valid defenses to such allegations. We intend to defend this action vigorously. We are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial position or results of operations.

        Seven stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of its directors, certain of its officers, and certain of its private equity investors. These cases have been filed in the Delaware Chancery Court, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases have since been consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.).

        The derivative complaints challenge among other things certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The complaints assert causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged unjust enrichment; (3) alleged waste of corporate assets; and (4) alleged "abuse of control." On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures.

        The Defendants have filed a motion in each case seeking to consolidate the derivative actions in one jurisdiction, and have expressed a preference for the Delaware Court of Chancery.

        The Defendants deny allegations in the derivative complaints and will vigorously contest the claims in each lawsuit.

ITEM 1A.    RISK FACTORS.

        There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 28, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.    OTHER INFORMATION.

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1	Arrangement Agreement, dated March 8, 2012, by and among Molycorp, Inc., 0934634 B.C. Ltd. and Neo Material Technologies Inc. (incorporated by reference to Exhibit 2.1 to Molycorp Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 14, 2012)*
3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001- 34827) filed with the Securities and Exchange Commission on August 6, 2010
3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010
10.1	Securities Purchase Agreement, dated January 31, 2012, by and between Molycorp, Inc. and Molibdenos y Metales S.A.
10.2
Summary of Molycorp, Inc. 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.3
Form of Performance-Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.4
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.3 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.5
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and James S. Allen (incorporated by reference to Exhibit 10.4 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.6
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and John F. Ashburn, Jr. (incorporated by reference to Exhibit 10.1 to Molycorp, Inc's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.7
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and John Burba (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.8	Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and Douglas J. Jackson
10.9	Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and John K. Bassett
23.1	Consent of SRK Consulting (U.S.), Inc.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Certain of the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOLYCORP, INC.
May 10, 2012	By:	/s/ MARK A. SMITH President and Chief Executive Officer (Principal Executive Officer)
May 10, 2012	By:	/s/ JAMES S. ALLEN James S. Allen Chief Financial Officer and Treasurer (Principal Financial Officer)

 EXHIBIT INDEX

Exhibit Number	Description
2.1	Arrangement Agreement, dated March 8, 2012, by and among Molycorp, Inc., 0934634 B.C. Ltd. and Neo Material Technologies Inc. (incorporated by reference to Exhibit 2.1 to Molycorp Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 14, 2012)*
3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., dated as of August 3, 2010 (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001- 34827) filed with the Securities and Exchange Commission on August 6, 2010
3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010
10.1	Securities Purchase Agreement, dated January 31, 2012, by and between Molycorp, Inc. and Molibdenos y Metales S.A.
10.2
Summary of Molycorp, Inc. 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.3
Form of Performance-Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.4
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.3 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.5
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and James S. Allen (incorporated by reference to Exhibit 10.4 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.6
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and John F. Ashburn, Jr. (incorporated by reference to Exhibit 10.1 to Molycorp, Inc's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.7
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and John Burba (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012)
10.8	Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and Douglas J. Jackson
10.9	Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and John K. Bassett
23.1	Consent of SRK Consulting (U.S.), Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Certain of the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.