Form 10-Q
period 2012-06-30
Molycorp, Inc.
filed 2012-08-09
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2012, the registrant had 110,078,757 shares of common stock, par value $0.001 per share, outstanding.

MOLYCORP, INC.

MOLYCORP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$369,262	$418,855
Restricted cash	4,951	—
Trade accounts receivable, net (Note 4)	118,402	70,679
Inventory (Note 5)	319,872	111,943
Deferred charges (Note 15)	16,627	7,318
Deferred tax assets (Note 15)	9,179	—
Income tax receivable	28,648	10,514
Prepaid expenses and other current assets	46,038	19,735
Total current assets	912,979	639,044
Non-current assets:
Deposits (Note 6)	23,283	23,286
Property, plant and equipment, net (Note 7)	1,153,304	561,628
Inventory (Note 5)	10,445	4,362
Intangible assets, net (Note 9)	491,927	3,072
Investments (Note 10)	55,339	20,000
Deferred tax assets (Note 15)	1,704	—
Goodwill (Note 11)	505,003	3,432
Other non-current assets	5,244	301
Total non-current assets	2,246,249	616,081
Total assets	$3,159,228	$1,255,125

	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$287,928	$161,587
Accrued expenses (Note 12)	56,605	12,898
Income tax payable	25,013	—
Deferred tax liabilities (Note 15)	692	1,356
Debt and capital lease obligations (Note 14)	263,569	1,516
Other current liabilities	3,807	1,266
Total current liabilities	637,614	178,623
Non-current liabilities:
Asset retirement obligation (Note 13)	20,162	15,145
Deferred tax liabilities (Note 15)	172,715	18,899
Debt and capital lease obligations (Note 14)	850,319	196,545
Derivative liability (Note 25)	9,148	—
Pension liabilities (Note 26)	2,835	—
Other non-current liabilities	3,404	683
Total non-current liabilities	1,058,583	231,272
Total liabilities	$1,696,197	$409,895
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at June 30, 2012 (Note 16)	110	84
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2012 (Note 16)	2	2
Additional paid-in capital	1,518,347	838,547
Accumulated other comprehensive loss	(10,172)	(8,481)
(Deficit) retained earnings	(61,697)	15,078
Total Molycorp stockholders’ equity	1,446,590	845,230
Noncontrolling interests	16,441	—
Total stockholders’ equity	1,463,031	845,230
Total liabilities and stockholders’ equity	$3,159,228	$1,255,125

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Sales	$104,577	$99,615	$189,047	$125,876
Costs of sales:
Costs excluding depreciation and amortization	(103,569)	(40,348)	(153,641)	(55,069)
Depreciation and amortization	(5,081)	(2,575)	(8,452)	(4,531)
Gross (loss) profit	(4,073)	56,692	26,954	66,276
Operating expenses:
Selling, general and administrative	(23,070)	(10,476)	(47,253)	(19,175)
Corporate development	(14,925)	(2,042)	(18,305)	(3,317)
Depreciation, amortization and accretion	(2,279)	(523)	(2,637)	(840)
Research and development	(6,049)	(1,753)	(9,699)	(3,017)
Operating (loss) income	(50,396)	41,898	(50,940)	39,927
Other (expense) income:
Other (expense) income	(30,980)	133	(37,558)	(35)
Foreign exchange (losses) gains, net	(2,789)	42	(1,185)	42
Interest (expense) income, net	(9,805)	70	(9,720)	210
	(43,574)	245	(48,463)	217
(Loss) income before income taxes and equity earnings	(93,970)	42,143	(99,403)	40,144
Income tax benefit	27,303	6,612	29,485	6,413
Equity in results of affiliates	(257)	—	(484)	—
Net (loss) income	(66,924)	48,755	(70,402)	46,557
Net income attributable to noncontrolling interest	(680)	(968)	(680)	(968)
Net (loss) income attributable to Molycorp stockholders	$(67,604)	$47,787	$(71,082)	$45,589

Net (loss) income	$(66,924)	$48,755	$(70,402)	$46,557
Other comprehensive income:
Foreign currency translation adjustments	(4,221)	1,324	(1,691)	1,324
Comprehensive (loss) income	$(71,145)	$50,079	$(72,093)	$47,881
Comprehensive (loss) income attributable to:
Molycorp stockholders	(70,465)	48,980	(71,413)	46,782
Noncontrolling interest	(680)	1,099	(680)	1,099
	$(71,145)	$50,079	$(72,093)	$47,881
Weighted average shares outstanding (Common shares)
Basic	99,175,285	83,847,119	93,090,872	83,054,811
Diluted	99,175,285	84,413,499	93,090,872	83,339,566
(Loss) income per share of common stock (Note 17):
Basic	$(0.71)	$0.54	$(0.82)	$0.50
Diluted	$(0.71)	$0.53	$(0.82)	$0.50

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2011	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230
Stock-based compensation (Note 18)	—	—	—	—	2,484	—	—	2,484	—	2,484
Issuance of shares for investment from Molymet, net of stock issuance costs (Note 16)	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Issuance of shares for interest in Molycorp Canada (Note 16)	13,545,426	14	—	—	284,130	—	—	284,144	15,761	299,905
Component of convertible debt (Note 14)	—	—	—	—	3,105	—	—	3,105	—	3,105
Net (loss) income	—	—	—	—	—	—	(71,082)	(71,082)	680	(70,402)
Preferred dividends	—	—	—	—	—	—	(5,693)	(5,693)	—	(5,693)
Other comprehensive loss	—	—	—	—	—	(1,691)	—	(1,691)	—	(1,691)
Balance at June 30, 2012	109,941,469	$110	2,070,000	$2	$1,518,347	$(10,172)	$(61,697)	$1,446,590	$16,441	$1,463,031

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net (loss) income	$(70,402)	$46,557
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,188	5,895
Deferred income tax benefit	(12,131)	(13,481)
Inventory write-downs	26,106	1,585
Stock-based compensation expense	1,900	3,386
Foreign exchange losses, net	1,214	—
Allowance for doubtful accounts	2,500	—
Equity results of affiliates	484	—
Other operating adjustments and write-downs	(66)	(113)
Net change in operating assets and liabilities (Note 22)	(25,174)	(12,471)
Net cash (used in) provided by operating activities	(64,381)	31,358
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(591,011)	(20,021)
Investment in joint venture	(14,805)	—
Deposits	(488)	10,700
Capital expenditures	(403,932)	(79,291)
Other investing activities	2	(33)
Net cash used in investing activities	(1,010,234)	(88,645)
Cash flows provided by financing activities:
Capital contributions	390,225	—
Repayments of short-term borrowings—related party	—	(1,688)
Repayments of debt	(2,188)	(2,958)
Net proceeds from sale of preferred stock	—	199,642
Net proceeds from sale of Senior Notes	635,373	—
Net proceeds from sale of Convertible Notes	—	223,100
Payments of preferred dividends	(5,693)	(3,320)
Proceeds from debt	9,745	6,288
Other financing activities	(2,394)	(22)
Net cash provided by financing activities	1,025,068	421,042
Effect of exchange rate changes on cash	(46)	97
Net change in cash and cash equivalents	(49,593)	363,852
Cash and cash equivalents at beginning of the period	418,855	316,430
Cash and cash equivalents at end of period	$369,262	$680,282

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

(1)	Basis of Presentation
Molycorp, Inc. (“Molycorp” or the “Company”) is one of the world's leading rare earth products and rare metals companies. Molycorp owns: a world-class rare earth mine and processing facilities at Mountain Pass, California (the "Molycorp Mountain Pass facility"); Molycorp Silmet, one of the largest rare earth oxide ("REO") and rare metal producers in Europe; and the only producer of rare earth alloys in the United States. Following the acquisition of Neo Material Technologies, Inc. (formerly referred to as “Neo” and now “Molycorp Canada”) on June 11, 2012, Molycorp is currently a leading global producer of neodymium-iron-boron (“NdFeB”) magnetic powders (“Neo Powders”), which are used to manufacture bonded NdFeB permanent rare earth magnets, and a leading global manufacturer and distributor of rare earths and zirconium-based engineered materials and applications, and other rare metals and their compounds.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). While the December 31, 2011 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp’s consolidated financial statements and related notes for the year ended December 31, 2011, included in Molycorp’s Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at June 30, 2012, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of the financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions. Significant estimates made by management in the accompanying financial statements include the collectability of accounts receivable, the recoverability of inventory, the useful lives and recoverability of long-lived assets such as property, plant and equipment, intangible assets and investments, capital leases, uncertain tax positions, the fair values of assets acquired and liabilities assumed, including business combinations, and the adequacy of the Company’s asset retirement obligations.
As a result of restarting mining operations at the Molycorp Mountain Pass facility in early 2012, and the substantial increase in revenue through the acquisition of Molycorp Canada in June 2012, Molycorp exited development stage status in the second quarter of 2012.
Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications did not affect results of operations.

(2)	Capital Requirements
Capital expenditures for the engineering, procurement and construction portion ("EPC") of the Company’s modernization and expansion efforts, including achieving an annual production capacity of 19,050 mt at the Molycorp Mountain Pass facility (“Project Phoenix Phase 1”), and the Company’s second phase capacity expansion plan (“Project Phoenix Phase 2”), currently are expected to total approximately $895.0 million. Capital expenditures for other current and planned 2012 capital projects related to operations at the Molycorp Mountain Pass facility, including post-EPC, start-up, commissioning and other costs, are expected to total approximately $138.0 million.

These estimates do not include certain other capitalizable costs such as preliminary engineering, insurance, permitting, contracting and other legal costs, post-construction and plant commissioning costs and capitalized interest. The Company is also incurring other administrative expenses related to the construction of Project Phoenix Phase 1 and Project Phoenix Phase 2, which are expected to total approximately $10.0 million to $15.0 million in the second half of 2012.
All amounts for future capital spending are estimates that are subject to change as the projects are further developed. Capital spending for the Molycorp Mountain Pass facility plant modernization and expansion project, including Project Phoenix Phase 1, Project Phoenix Phase 2 and the other capital projects, is expected to be approximately $289.0 million for the remainder of 2012, and approximately $25.0 million in 2013, each on an accrual basis. The Company is encountering cost pressures on its projects and has initiated measures to mitigate certain adverse cost trends. The Company may incur additional costs, which may be material, if its mitigation measures are not successful.
Anticipated capital expenditures at all other operating facilities of the Company are expected to be approximately $15.0 million for the remainder of 2012. See Note 7.
Other cash requirements may include payments in August 2012 to certain holders of Molycorp Canada's $230.0 million 5% subordinated unsecured convertible debentures due December 2017 (the “Debentures”), in connection with the exercise of certain buyout and conversion rights triggered by the change of control provisions contained in the underlying indenture. The change of control provisions in the underlying indenture allow the holders of Debentures to elect to (a) have their Debentures purchased by Molycorp Canada at a price equal to 100% of the principal amount thereof plus accrued but unpaid interest up to, but not including, the purchase date, or (b) convert their Debentures into common shares of Molycorp Canada's predecessor company, including a number of additional “make-whole” shares. Holders of Debentures who elect to convert their Debentures will, in lieu of receiving shares of Molycorp Canada's predecessor company, have the right to make the same per share election for cash or share consideration that was offered to the shareholders of Molycorp Canada's predecessor company pursuant to the Arrangement Agreement as if such holders had converted their Debentures immediately prior to the closing under the Arrangement Agreement, all subject to the same proration mechanisms  found therein. Such holders will also be entitled to receive accrued but unpaid interest through the date of conversion. Holders who fail to make either of the above elections may retain their Debentures. The Company currently estimates that cash payments resulting from the exercise of buyout and conversion rights may total approximately $192.0 million to $230.0 million plus accrued interest from June 30, 2012.
Additionally, Molycorp will contribute, upon achievement of certain milestones and subject to the approval of Molycorp’s Board of Directors, Japanese Yen (JPY) 2.5 billion in cash (or approximately $31.4 million based on the JPY/ U.S. dollar exchange rate at June 30, 2012), in exchange for ordinary shares of Intermetallics Japan ("IMJ") over a period of twelve months. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture. The Company contributed $14.8 million to IMJ through June 30, 2012. See Note 10.
Molycorp expects to fund the remaining capital expenditures under Project Phoenix Phase 1, Project Phoenix Phase 2 and other capital expenditures related to operations at the Molycorp Mountain Pass and all other operating facilities, as well as working capital and other cash requirements, with its available cash balances of $369.3 million at June 30, 2012, anticipated future cash flow from operations and proceeds from other financing arrangements. The Company will need to secure additional financing for a substantial portion of its cash requirements for the remainder of 2012 and the first six months of 2013, including capital expenditures at its Mountain Pass facility and other capital projects, as well as other cash requirements, such as cash payments for the Debentures. The Company is in negotiations with various third-parties with respect to potential equipment leasing arrangements, asset-based revolving credit facilities and other financing arrangements, and is considering the issuance of equity and/or debt. The Company is also in negotiations with certain related persons for commercial transactions that would be provided at market terms and generate significant cash proceeds.
If the Company is unable to raise sufficient capital through the issuance of equity and/or debt, or other alternative sources of financing, management has the ability to exercise discretion over certain capital expenditures, which the Company estimates to total at least $75.0 million for the remainder of 2012. Such discretionary measures can be implemented without any material impact to the Company's current operations or production capacity under Project Phoenix Phase 1 or Phase 2.
There can be no assurance that the Company will be successful in raising additional capital in the future on commercially acceptable terms, or at all.

(3)	Segment Information
As a result of the Molycorp Canada acquisition on June 11, 2012, management has temporarily organized the Company into four operating segments: Molycorp Mountain Pass; Molycorp Silmet; Molycorp Metals and Alloys (“MMA”); and Molycorp Canada. As the Company further integrates Molycorp Canada operations, management anticipates organizing the Company into different reportable segments in future periods.
Molycorp Mountain Pass owns and operates the Molycorp Mountain Pass facility. Molycorp Silmet, which was acquired on April 1, 2011, produces REO and rare metals at the Company's manufacturing facility located in Sillamäe, Estonia. MMA, which was acquired on April 15, 2011, manufactures neodymium and samarium magnet alloy and other specialty alloy products at the Company's facility in Tolleson, Arizona. Molycorp Canada manufactures Neo Powders, which are used to make bonded magnets for a variety of electronic and mechanical products such as micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. Molycorp Canada produces Neo Powders through its wholly owned manufacturing facilities in Tianjin, China and Korat, Thailand. Molycorp Canada also manufactures and distributes rare earths and zirconium-based engineered products, as well as other rare metals and their compounds. The rare earths and zirconium-based engineered products are primarily supplied to the automotive catalyst, electronics, ceramic and glass industries. Rare metals from the Molycorp Canada segment are primarily used in the wireless, light-emitting diode, flat panel display, turbine, solar and catalyst industries. Molycorp Canada produces rare earths and zirconium-based engineered products, and other rare metals and their compounds, through its joint ventures and at its majority owned manufacturing facilities in Jiangsu Province, China; Shandong Province, China; Stade, Germany; Sagard, Germany and Quapaw, Oklahoma, and its wholly owned manufacturing facilities in Peterborough, Ontario; Napanee, Ontario; Blanding, Utah and the Hyeongok Industrial Zone in South Korea.
The following tables provide operating and financial information of the four operating segments for the three months ended and at June 30, 2012, and for the six months ended June 30, 2012 (the information for Molycorp Canada is for the period from June 12, 2012 through June 30, 2012):

Three months ended and at June 30, 2012 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Molycorp Canada	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$16,533	$31,541	$12,870	$43,633	$—	$—	$104,577
Intersegment	400	712	—	14	(1,126)	—	—
Total sales	16,933	32,253	12,870	43,647	(1,126)	—	104,577
Cost of sales:
Costs excluding depreciation and amortization	(22,277)	(37,947)	(17,112)	(37,703)	11,470	—	(103,569)
Depreciation and amortization	(2,229)	(1,526)	(79)	(1,247)	—	—	(5,081)
Gross (loss) profit	(7,573)	(7,220)	(4,321)	4,697	10,344	—	(4,073)
Operating expenses:
Selling, general and administrative	(9,041)	(1,510)	(116)	(1,737)	—	(10,666)	(23,070)
Corporate development	—	—	—	—	—	(14,925)	(14,925)
Depreciation, amortization and accretion	(365)	(77)	—	(1,813)	—	(24)	(2,279)
Research and development	(2,006)	(359)	—	(1,175)	—	(2,509)	(6,049)
Operating (loss) income	(18,985)	(9,166)	(4,437)	(28)	10,344	(28,124)	(50,396)
Interest expense	—	(177)	(175)	(828)	—	(8,625)	(9,805)
Other income (expense)	21	(2,385)	8	(478)	—	(30,935)	(33,769)
(Loss) income before income taxes and equity earnings (loss)	$(18,964)	$(11,728)	$(4,604)	$(1,334)	$10,344	$(67,684)	$(93,970)
Equity (loss) earnings in results of affiliates	$(15,754)	$—	$—	$309	$15,754	$(566)	$(257)
Total assets	$433,808	$79,185	$20,174	$1,746,876	$(80,988)	$960,173	$3,159,228
Investment in equity method affiliates	$14,011	$—	$—	$19,053	$—	$—	$33,064
Capital expenditures (c)	$228,787	$5,254	$—	$832	$—	$—	$234,873

Six months ended June 30, 2012 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Molycorp Canada	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$61,011	$52,577	$31,826	$43,633	$—	$—	$189,047
Intersegment	2,232	3,922	—	14	(6,168)	—	—
Total sales	63,243	56,499	31,826	43,647	(6,168)	—	189,047
Cost of sales:
Costs excluding depreciation and amortization	(39,344)	(71,205)	(35,668)	(37,703)	30,279	—	(153,641)
Depreciation and amortization	(4,008)	(3,042)	(155)	(1,247)	—	—	(8,452)
Gross profit (loss)	19,891	(17,748)	(3,997)	4,697	24,111	—	26,954
Operating expenses:
Selling, general and administrative	(18,464)	(3,048)	(295)	(1,737)	—	(23,709)	(47,253)
Corporate development	—	—	—	—	—	(18,305)	(18,305)
Depreciation, amortization and accretion	(699)	(77)	—	(1,813)	—	(48)	(2,637)
Research and development	(4,091)	(438)	—	(1,175)	—	(3,995)	(9,699)
Operating (loss) income	(3,363)	(21,311)	(4,292)	(28)	24,111	(46,057)	(50,940)
Interest expense	—	(318)	(452)	(828)	—	(8,122)	(9,720)
Other income (expense)	89	(762)	5	(478)	—	(37,597)	(38,743)
(Loss) income before income taxes and equity earnings (loss)	$(3,274)	$(22,391)	$(4,739)	$(1,334)	$24,111	$(91,776)	$(99,403)
Equity (loss) earnings in results of affiliates	$(26,898)	$—	$—	$309	$26,898	$(793)	$(484)
Capital expenditures (c)	$488,225	$7,755	$100	$832	$—	$—	$496,912
________________________

(a)
The $80,988 of total assets elimination is comprised of $2,662 intercompany investments and $78,326 intercompany accounts receivable and profits in inventory. The cost of sales elimination amounts of $11,470 for three months ended June 30, 2012 and $30,279 for the six months ended June 30, 2012, include elimination of the intercompany gross profits as well as elimination of lower of cost or market adjustments related to the intercompany inventory.

(b)	Includes expenses incurred by and capital invested in the sales office in Tokyo, Japan.

(c)	On an accrual basis excluding capitalized interest.

Prior to the acquisition of Molycorp Canada on June 11, 2012, the Company was organized into three operating segments: Molycorp Mountain Pass, Molycorp Silmet and MMA. The following tables provide operating and financial information of the three segments for the three months ended and at June 30, 2011, and for the six months ended June 30, 2011. Some of the prior interim period captions and segments subtotals have been modified to conform to the current interim period presentation:

Three months ended and at June 30, 2011 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Eliminations(d)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$60,348	$29,017	$10,250	$—		$99,615
Intersegment	15,947	3,639	—	(19,586)		—
Total sales	76,295	32,656	10,250	(19,586)		99,615
Cost of sales:
Costs excluding depreciation and amortization	(19,493)	(20,321)	(10,935)	10,401	—	(40,348)
Depreciation and amortization	(2,216)	(151)	(208)	—	—	(2,575)
Gross profit (loss)	54,586	12,184	(893)	(9,185)	—	56,692
Operating expenses:
Selling, general and administrative	(1,518)	(1,453)	(112)	—	(7,393)	(10,476)
Corporate development	—	—	—	—	(2,042)	(2,042)
Depreciation, amortization and accretion	(332)	—	(191)	—	—	(523)
Research and development	(1,734)	—	—	—	(19)	(1,753)
Operating income (loss)	51,002	10,731	(1,196)	(9,185)	(9,454)	41,898
Other income (expense)	—	(61)	2	—	304	245
Income before income taxes	$51,002	$10,670	$(1,194)	$(9,185)	$(9,150)	$42,143
Total assets at June 30, 2011	$399,908	$152,984	$29,705	$(140,923)	$699,992	$1,141,666
Capital expenditures (c)	$70,142	$2,231	$—	$—	$—	$72,373

(d)	The total assets elimination of $140,923 is comprised of $114,000 of intercompany investments and $26,923 of intercompany accounts receivable and profits in inventory.

Six months ended June 30, 2011 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Eliminations	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$86,609	$29,017	$10,250	$—		$125,876
Intersegment	15,947	3,639	—	(19,586)		—
Total sales	102,556	32,656	10,250	(19,586)		125,876
Cost of sales:
Costs excluding depreciation and amortization	(34,214)	(20,321)	(10,935)	10,401	—	(55,069)
Depreciation and amortization	(4,172)	(151)	(208)	—	—	(4,531)
Gross profit (loss)	64,170	12,184	(893)	(9,185)	—	66,276
Operating expenses:
Selling, general and administrative	(4,941)	(1,453)	(112)	—	(12,669)	(19,175)
Corporate development	—	—	—	—	(3,317)	(3,317)
Depreciation, amortization and accretion	(649)	—	(191)	—	—	(840)
Research and development	(3,000)	—	—	—	(17)	(3,017)
Operating income (loss)	55,580	10,731	(1,196)	(9,185)	(16,003)	39,927
Other income (expense)	$(37)	$(61)	$2	$—	$313	$217
Income before income taxes	$55,543	$10,670	$(1,194)	$(9,185)	$(15,690)	$40,144
Capital expenditures (c)	$111,966	$2,231	$—	$—		$113,497

(4)	Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts on a quarterly basis. At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $2.5 million and $0, respectively.

(5)	Inventory
At June 30, 2012 and December 31, 2011, inventory consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Current:
Concentrate stockpiles	$1,341	$3,704
Raw materials	103,554	44,770
Work in process	51,366	16,602
Finished goods	159,140	45,045
Materials and supplies	4,471	1,822
Total current	$319,872	$111,943
Long-term:
Concentrate stockpiles	$2,112	$1,144
Raw materials	8,329	3,186
Finished goods	4	32
Total long-term	$10,445	$4,362
Assessment of normal production levels
For the three months ended June 30, 2012 and 2011, Molycorp determined that $2.4 million and $0.9 million, respectively, of production costs would have been allocated to additional production, assuming Molycorp had been operating at normal production ranges. For the six months ended June 30, 2012 and 2011, the Company determined that $5.4 million and $3.5 million, respectively, of production costs would have been allocated to additional production, assuming Molycorp had been operating at normal production ranges. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter.
Write-downs of inventory
For the three months ended June 30, 2012 and 2011, the Company recognized write-downs of $19.5 million, and $0, respectively, as a result of production or purchase costs in excess of net realizable value. For the six months ended June 30, 2012 and 2011, Molycorp recognized write-downs of $26.1 million, and $0.6 million, respectively, as a result of production or purchase costs in excess of net realizable value. In addition, the Company recognized write-downs of work-in-process and stockpile inventory totaling $0 and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, based on adjustments to estimated REO quantities.

(6)	Deposits
The Company had $23.3 million in deposits reported as non-current assets at June 30, 2012 and December 31, 2011, respectively. The deposits at June 30, 2012 consist of $20.6 million under an escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company ("Kern River"), $1.5 million related to the Company’s construction insurance program and $1.2 million comprised primarily of other deposit requirements.

(7)	Property, Plant and Equipment, net
The Company capitalized $244.4 million and $73.0 million in plant modernization and other capital costs for the three months ended June 30, 2012 and 2011, respectively, and $510.2 million and $114.2 million for the six months ended June 30,

2012 and 2011, respectively. These amounts include capitalized interest of $9.5 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $13.3 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.
Capital expenditures under Project Phoenix Phase 1 and Project Phoenix Phase 2, and other capital projects related to operations at Molycorp Mountain Pass, totaled $226.0 million and $66.5 million for the three months ended June 30, 2012 and 2011, respectively, and $479.6 million and $106.0 million for the six months ended June 30, 2012 and 2011, respectively. These amounts are on an accrual basis and exclude capitalized interest.
At June 30, 2012 and December 31, 2011, property, plant and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$12,106	$11,059
Land improvements	15,823	15,748
Buildings and improvements	54,740	23,677
Plant and equipment	126,907	68,441
Vehicles	1,978	1,235
Computer software	4,669	3,002
Furniture and fixtures	731	464
Construction in progress (a)	926,864	436,547
Capital Leases	15,658	—
Mineral properties	24,457	24,692
Property, plant and equipment at cost	1,183,933	584,865
Less accumulated depreciation	(30,629)	(23,237)
Property, plant and equipment, net	$1,153,304	$561,628
(a) Represents costs incurred for Project Phoenix Phase 1 and Project Phoenix Phase 2 and all other capital projects. See Note 2.

(8)	Mineral Properties and Development Costs
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company began depleting mineral properties in 2012 using the units of production method over estimated proven and probable reserves. For the three and six months ended June 30, 2012, the Company capitalized $61 thousand and $82 thousand, respectively, of depletion costs in work-in-process inventory related to the reserves that were mined and crushed during these periods.

(9)	Intangible Assets
At June 30, 2012 and December 31, 2011, amortizable intangible assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Customer relationships	$350,077	$2,153
Rare earth quotas	80,300	—
Patents	39,753	—
Trade name	16,586	786
Land use rights	3,420	—
Other	4,890	516
Gross carrying amount	495,026	3,455
Less accumulated amortization	(3,099)	(383)
Net carrying amount	$491,927	$3,072
At June 30, 2012, the net carrying amounts of customer relationships, rare earth quotas, patents, trade name, and other intangible assets included preliminary estimates of $489.2 million as a result of the Molycorp Canada acquisition. The Company expects to complete the final determination of these estimates and related estimated lives for amortizable intangible assets no later than the second quarter of 2013.

(10)	Investments
Boulder Wind Power, Inc.
On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power, Inc. Series B convertible preferred stock, which is accounted for at cost. At June 30, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
Intermetallics Japan Joint Venture
On November 28, 2011, Molycorp, Daido Steel Co., Ltd. (“Daido”) and Mitsubishi Corporation (“Mitsubishi”) entered into a preliminary shareholders agreement for the purpose of establishing a new private company, IMJ, to manufacture sintered NdFeB permanent rare earth magnets. The capital contribution ratio of the newly formed company is 30.0% by Molycorp, 35.5% by Daido and 34.5% by Mitsubishi. According to the definitive shareholders agreement, which was signed in January 2012, Molycorp will contribute, upon achievement of certain milestones and subject to the approval of Molycorp’s Board of Directors, Japanese Yen (JPY) 2.5 billion in cash (or approximately $31.4 million based on the JPY/ U.S. dollar exchange rate at June 30, 2012), in exchange for ordinary shares of IMJ over a period of twelve months. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture. The Company contributed $14.8 million to IMJ through June 30, 2012.
Molycorp accounts for this investment under the equity method because it has the ability to exercise significant influence over the operating and financial policies of IMJ, as evidenced by Molycorp’s ownership share and its proportional voting rights and representation in the Board of Directors of IMJ. The condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2012 include a loss of $0.2 million and $0.6 million, respectively, associated with this equity method interest.
Ganzhou Keli Rare Earth New Material Co., Ltd.
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 25% ownership interest in Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), a company that converts REO into metals for use in Neo Powders. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $12.2 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Keli, as evidenced by Molycorp’s ownership share and its proportional voting rights. The condensed consolidated statements of operations and comprehensive income include a gain of $0.3 million for the period from June 12, 2012 to June 30, 2012 associated with this equity method ownership interest.

Toda Magnequench Magnetic Materials Co. Ltd.
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 33% ownership interest in Toda Magnequench Magnetic Materials Co. Ltd. (“TMT”), a company that produces rare earth magnetic compounds with Neo Powders supplied by Magnequench (Tianjin) Company Limited in its normal course of business. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $1.6 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of TMT, as evidenced by Molycorp’s ownership share and its proportional voting rights.
Ingal Stade GmbH
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 50% ownership interest in Ingal Stade GmbH (“Ingal Stade”), a joint venture facility in Stade, Germany with 5N Plus that extracts gallium metal from alumina smelter bayer liquor. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $4.9 million. Molycorp accounts for this ownership interest under the equity method.
Atlantic Metals & Alloys, LLC
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 19.5% ownership interest in Atlantic Metals & Alloys, LLC, a company which provides refining services for residues and scrap of the rare and platinum group metals. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $1.4 million. Molycorp accounts for this ownership interest under the cost method. At June 30, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
Vive Crop Protection
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 7% ownership interest in Vive Crop Protection, a company that specializes in the formulation of active ingredients used in crop protection. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $0.9 million. Molycorp accounts for this ownership interest under the cost method. At June 30, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

(11)	Acquisitions
On June 11, 2012, Molycorp completed the acquisition of all of the outstanding equity of Molycorp Canada's predecessor company pursuant to the terms of an arrangement agreement (the "Arrangement Agreement") for an aggregate purchase price of approximately $1.2 billion. Pursuant to the Arrangement Agreement, Molycorp Canada's former shareholders elected to receive: (a) cash consideration equal to Canadian dollars ("Cdn") $11.30 per share of Molycorp Canada's predecessor company's common stock; or (b) share consideration of 0.4242 shares of Molycorp common stock or 0.4242 shares (the "Exchangeable Shares") issued by MCP Exchangeco Inc., Molycorp's wholly owned Canadian subsidiary, which are exchangeable for shares of Molycorp's common stock on a one for one basis, per each share of Molycorp Canada's predecessor company's common stock; or (c) a combination of cash and shares of Molycorp common stock or Exchangeable Shares, all subject to the proration mechanics set forth in the Arrangement Agreement.
The consideration paid to Molycorp Canada's former shareholders was comprised of approximately $908.2 million in cash, exclusive of realized losses on the contingent forward contract to purchase Canadian dollars, accounted for as a separate transaction apart from the business combination, as further discussed in Note 25. Additionally, approximately 13.5 million shares of Molycorp common stock and 0.5 million Exchangeable Shares were issued and collectively valued at $284.1 million based on the closing price of the Company's common stock on the acquisition date in accordance with the relevant accounting guidance.
The following is a preliminary allocation of the Molycorp Canada purchase price (in thousands) and is based on management's preliminary estimates of the fair value of the tangible and intangible assets and liabilities of Molycorp Canada.

This valuation is subject to change as the Company obtains additional information on the assets acquired and liabilities assumed during the acquisition measurement period (up to one year from the acquisition date).

June 11, 2012
Purchase consideration:
Cash consideration	$908,181
Fair value of Molycorp common stock and Exchangeable Shares issued	284,144
Total purchase consideration	$1,192,325
Estimated fair values of the assets and liabilities acquired:
Cash and cash equivalents	$317,169
Accounts receivable	101,470
Inventory	250,989
Prepaid expenses and other current assets	26,893
Property, plant and equipment	70,391
Investments	21,019
Intangibles	491,786
Goodwill	501,571
Other non-current assets	22,859
Accounts payable and accrued expenses	(138,576)
Debt - current	(255,056)
Other current liabilities	(29,939)
Deferred tax liabilities	(158,177)
Long-term debt	(281)
Other non-current liabilities	(14,032)
Non-controlling interests	(15,761)
Total purchase consideration	$1,192,325

The fair value of the accounts receivable acquired includes trade receivables of $101.5 million, which are considered to be collectible at June 30, 2012.
Molycorp Canada's intangible assets subject to amortization relate to: a) customer relationships of $348.1 million with a weighted average useful life of approximately fifteen years; b) rare earth quotas of $80.3 million with a useful life of approximately eleven years; c) patents of $39.8 million with a weighted average useful life of approximately two years; d) trade name of $15.8 million with a useful life of approximately ten years; and e) other of $7.8 million with a weighted average useful life of approximately twelve years.
Goodwill associated with the Molycorp Canada acquisition arose primarily because of Molycorp Canada's proven leadership in the development, processing, and distribution of technically advanced rare earth products; greater exposure to the world’s largest and fastest-growing rare earths consuming market; deferred tax liabilities and expected synergies that do not qualify for separate recognition. The goodwill is not amortized and is not deductible for tax purposes.
The amounts of Molycorp Canada's sales, earnings and earnings per share included in the Company’s condensed consolidated statements of operations since the acquisition date, and the sales, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2011, are as follows:

(In thousands, except per share amounts)	Sales	Net Income (Loss)	Net Income (Loss) Attributable To Molycorp	EPS Basic
Actual June 11, 2012 to June 30, 2012 (acquiree)	$43,647	$47	$(633)	$(0.01)
Unaudited pro forma April 1, 2012 to June 30, 2012 (combined entity)	$260,542	$(59,519)	$(62,114)	$(0.60)
Unaudited pro forma January 1, 2012 to June 30, 2012 (combined entity)	$523,865	$(59,079)	$(63,466)	$(0.63)
Unaudited pro forma April 1, 2011 to June 30, 2011 (combined entity)	$315,758	$83,642	$78,354	$0.69
Unaudited pro forma January 1, 2011 to June 30, 2011 (combined entity)	$474,817	$92,564	$86,352	$0.75
The unaudited pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Molycorp Canada acquisition had taken place on January 1, 2011.
The unaudited pro forma sales, earnings and earnings per share of the combined entity above are adjusted a) to eliminate the effect of sales and costs that occurred previous to the business combination between the Company and Molycorp Canada; b) to reflect the net incremental depreciation and amortization expense as a result of the allocation of the purchase price to certain depreciable and amortizable assets with useful lives ranging from two to thirty years c) the tax effect of unaudited pro forma adjustments using the Molycorp federal, state and international statutory tax rates based on the applicable tax jurisdictions; and d) the estimated net increase of interest expense associated with the issuance the Senior Notes as part of the acquisition. The weighted average number of shares outstanding utilized in the EPS basic calculation have been adjusted to reflect the additional shares issued pursuant to the acquisition of Molycorp Canada and the related Molibdenos y Metales S.A. equity financing further discussed in Note 16. The unaudited pro forma earnings of the combined entity for the three and six months ended June 30, 2012, were also adjusted to exclude $103.9 million and $114.7 million, respectively, of non-recurring transaction costs, which resulted directly from the transaction. For the three and six months ended June 30, 2012, the Company recognized approximately $52.8 million and $61.6 million, respectively, of transaction costs in the condensed consolidated statements of operations and comprehensive income as follows:

(In thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Corporate development
Legal, accounting and advisory fees	$14,043	$16,074
Other expenses:
Contingent forward contract loss	$30,770	$37,589
Interest expense:
Bridge loan fee	$7,937	$7,937
Molycorp Silmet and MMA
The following table summarizes the purchase prices and opening balance sheets for the acquisition of 90.023% controlling interest in Molycorp Silmet on April 1, 2011 and of MMA on April 15, 2011 (in thousands):

Effective acquisition date for financial reporting purposes:	Molycorp Silmet April 1, 2011	MMA April 15, 2011
Purchase consideration:
Cash consideration	$9,021	$17,500
Fair value of Molycorp common stock issued	72,653	—
Total purchase consideration	$81,674	$17,500
Fair values of the assets and liabilities acquired:
Cash	$105	$6,395
Accounts receivable and other current assets	8,626	5,474
Inventory	37,404	11,327
Property, plant and equipment, net	63,393	4,512
Intangible assets subject to amortization	2,669	—
Goodwill	1,455	1,977
Liabilities	(19,974)	(8,989)
Deferred tax liabilities	—	(3,196)
Long-term debt	(3,184)	—
Noncontrolling interest	(8,820)	—
Total purchase consideration	$81,674	$17,500
The fair value of the accounts receivable acquired includes trade receivables of $5.0 million for Molycorp Silmet and $4.9 million for MMA. These trade receivables were collected by December 31, 2011. Molycorp Silmet’s intangible assets subject to amortization relate primarily to customer relationships with a weighted average useful life of 15 years. Goodwill associated with the Molycorp Silmet acquisition arose primarily because of the acquired workforce. Goodwill associated with the MMA acquisition arose primarily because of the requirement to record a deferred tax liability for the difference between the assigned values and the tax basis of assets acquired and liabilities assumed at amounts that do not reflect fair value. The goodwill is not amortized and is not deductible for tax purposes. The fair value of the noncontrolling interest in Molycorp Silmet as of April 1, 2011 was valued using a combination of the market approach and income approach.
The pro forma sales, earnings and earnings per share of the Company had both acquisitions occurred on January 1, 2011, are as follows:

(In thousands, except per share amounts)	Sales	Net Income	Net Income Attributable To Molycorp	EPS Basic
Unaudited pro forma January 1, 2011 to June 30, 2011 (combined entity)	$159,350	$55,463	$54,495	$0.6
The unaudited pro forma amounts are not necessarily indicative of the operating results that would have occurred if these acquisitions had taken place on January 1, 2011.
The 2011 earnings of the combined entity were adjusted to exclude $19.6 million of intercompany sales and $1.8 million of non-recurring acquisition-related costs the Company incurred to acquire Molycorp Silmet and MMA, and to reverse $1.1 million of purchase price variance MMA capitalized during the first quarter of 2011.
Molycorp Silmet
On April 1, 2011, Molycorp acquired 80% of the outstanding shares of Molycorp Silmet from AS Silmet Grupp in exchange for 1,593,419 shares of Molycorp common stock contractually valued at $80.0 million based on the average closing price of the Company’s common stock as reported by The New York Stock Exchange for the 20 consecutive trading days immediately preceding April 1, 2011, the acquisition date.
Generally, the acquisition-date fair value of shares of common stock transferred by the acquirer is the closing price of that stock on the same date adjusted by a discount that a market participant would require as a result of any restrictions on the sale or transferability of the stock. The fair value of common stock of $72.7 million disclosed in the table above is based on the closing price of the Company’s common stock on the acquisition date, net of an estimated discount of 23% that a market participant would require given that issuance of the shares of common stock Molycorp transferred in consideration to AS Silmet Grupp was not registered under the Securities Act of 1933 and such shares were subject to certain lock-up provisions, which limited AS Silmet Grupp’s ability to sell these shares. AS Silmet Grupp retained a 9.977% ownership interest in Molycorp Silmet on the acquisition date; Molycorp acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash also on April 1, 2011.
On October 24, 2011, the Company acquired the remaining 9.977% ownership interest in Molycorp Silmet for $10.0 million in cash, which resulted in an adjustment to Additional Paid-In Capital of $0.4 million for the difference between the consideration paid and the carrying value of the noncontrolling interest at October 24, 2011.
The Molycorp Silmet acquisition provides Molycorp with a European base of operations and increases the Company’s yearly REO production capacity by approximately 3,000 mt. Molycorp Silmet sources a portion of rare earth feed stocks for production of its products primarily from the Molycorp Mountain Pass facility. The main focus of Molycorp Silmet is on the production of REO and metals, including didymium metal, a critical component in the manufacture of NdFeB permanent rare earth magnets. Molycorp Silmet’s manufacturing operation is located in Sillamäe, Estonia.
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

(12)	Accrued Expenses
Accrued expenses at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Defined contribution plan	$1,312	$1,088
Professional fees	14,242	—
Accrued payroll and related benefits	10,570	3,024
Sales and use tax	6,671	1,367
Bonus accrual	2,426	4,845
Interest payable	6,992	345
Advance from customer	5,120	—
Other accrued expenses	9,272	2,229
Total accrued expenses	$56,605	$12,898

(13)	Asset Retirement Obligation
The following table presents the activity in the Company’s asset retirement obligation for the six months ended June 30, 2012, and for the year ended December 31, 2011 (in thousands):

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance at beginning of period	$15,541	$12,471
Obligations settled	(500)	(1,030)
Accretion expense	495	955
Revisions in estimated cash flows	8,433	2,508
Gain on settlement	—	637
Balance at end of period	$23,969	$15,541
The balance above for the six months ended June 30, 2012 includes a short-term portion of $3.8 million, which is recorded under other current liabilities. The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At June 30, 2012, the Company had financial assurance requirements of $28.8 million, which were satisfied with surety bonds placed with California state and regional agencies.

(14)	Debt and Capital Lease Obligations
On May 25, 2012, Molycorp issued $650.0 million aggregate principal amount of the senior secured notes due 2020 ("Senior Notes") in an offering exempt from the registration requirements of the Securities Act of 1933. The Senior Notes will bear interest at the rate of 10% per year payable on June 1 and December 1 of each year beginning on December 1, 2012. At any time and from time to time prior to June 1, 2016, the Company may redeem any of the Senior Notes at a price equal to 100% of the principal amount thereof plus an applicable make-whole premium and accrued and unpaid interest. At any time and from time to time from and after June 1, 2016, Molycorp may redeem the Senior Notes, in whole or in part, at a redemption price for the Senior Notes plus accrued and unpaid interest, initially at 105% of the principal amount thereof, but gradually declining to 100% of the principal amount thereof. In addition, at any time and from time to time prior to June 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more permitted sales of Molycorp’s capital stock at a redemption price (expressed as a percentage of principal amount) of 110% plus accrued and unpaid interest. Upon the occurrence of a change of control, Molycorp will be required to offer to repurchase all of the Senior Notes. The Senior Notes are senior secured obligations of Molycorp and are guaranteed by certain of Molycorp’s domestic subsidiaries ("Guarantors"). A substantial portion of the net proceeds from the offering of the Senior Notes were used to fund the cash consideration the Company paid for Molycorp Canada. The remainder of the net proceeds from the issuance of the Senior Notes will be used for general corporate purposes. The Company, the Guarantors and the initial purchasers of the Senior Notes agreed to file an exchange offer registration statement with the Securities and Exchange Commission ("SEC") within 180 days of the May 25, 2012 issuance date, and use their respective commercially reasonable efforts to have it declared effective at the earliest possible time and in any event within 270 days following the issuance date.
As a result of the Molycorp Canada acquisition, the Company assumed $230.0 million principal amount of the Debentures with a par value of $1,000 per Debenture and maturing on December 31, 2017. The Debentures carry a 5% coupon and are convertible at $13.80 per share of Molycorp Canada's predecessor company. As required under the change in control provisions of the Debentures, holders of the Debentures have the option to either require the Company to repurchase the Debentures at par plus accrued interest, convert the Debentures to shares of Molycorp common stock, or hold the Debentures to maturity. The Debenture holders that convert will receive, at their election, the same cash and/or share consideration that was paid to Molycorp Canada's former shareholders in connection with the acquisition of Molycorp Canada, subject to the same pro-ration calculation, as if such holders had converted immediately prior to the acquisition. The Debenture holders must exercise their options under the change in control provisions, if at all, on or before August 11, 2012. The Company separately accounts for the liability and equity components of the Debentures to reflect the issuer's economic interest cost. The equity component of the Debentures is included in the additional paid-in capital section of the condensed consolidated statement of stockholders' equity at June 30, 2012, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Debentures. At June 30, 2012, Molycorp recognized a liability component related to the Debentures of approximately $230.2 million, which includes a small accretion of the original issue discount for the 19 days following the acquisition of Molycorp Canada, and an equity component of $3.1 million. Total interest cost related to the Debentures for the period from June 12, 2012 to June 30, 2012 was $0.6 million.
Additional short-term indebtedness was assumed as part of the acquisition of Molycorp Canada totaling $31.7 million, which relates to various bank loans maturing between July 2012 and December 2012 with a weighted average interest rate of approximately 4.2%.
On September 1, 2010, Molycorp and Kern River entered into a firm Transportation Service Agreement ("TSA") under which Kern River agreed to construct and operate facilities necessary to provide natural gas transportation services to the Molycorp Mountain Pass facility. Under the terms of the TSA, Molycorp agreed to pay Kern River for the cost attributable to the design, permitting, and construction of the delivery facilities through a transportation service charge of approximately $0.4 million per month for ten years. This charge includes reimbursement to Kern River for construction of the delivery facilities and installation, as well as reimbursement and compensation for transportation services. The term of the TSA started on June 1, 2012, the date on which Kern River deemed the TSA facilities ready to provide service. The Company accounted for the TSA as a capital lease under the relevant accounting guidance.

The following tables provide a summary of the current and non-current portions of the debt outstanding at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Current	Non-Current
Senior Notes 10.00%, net of discount, due June 2020	$—	$635,498
Convertible Notes 3.25%, net of discount, due June 2016	—	194,720
Debentures 5.00%, net of discount	230,227	—
Bank loans with a weighted average rate of 4.07% due July 2012 - September 2017	33,009	4,777
Total debt	263,236	834,995

Capital lease obligations	333	15,324
Total debt and capital lease obligations	$263,569	$850,319

	December 31, 2011
	Current	Non-Current
Convertible Notes 3.25%, net of discount, due June 2016	$—	$190,877
Bank loans 2.69% - 3.88% due February 2012 - September 2017	1,516	5,668
Total debt	$1,516	$196,545
Scheduled minimum debt repayments are $261.6 million for the remainder of 2012, $1.6 million in 2013, $1.4 million in 2014, $1.3 million in 2015, $230.7 million in 2016, $0.3 million in 2017 and $650.0 million thereafter.

(15)	Income Taxes
At June 30, 2012, the Company’s net loss of $70.4 million included $11.3 million in acquisition related expense, which is a permanent difference between its loss for financial reporting and tax purposes. Molycorp had net deferred income tax liabilities of $162.5 million at June 30, 2012 primarily related to the purchase accounting adjustment associated with the Molycorp Canada acquisition.
At June 30, 2012, Molycorp determined that it, more likely than not, will realize its deferred tax assets and concluded that no valuation allowance is required. In making this determination, management analyzed, among other things, the Company’s recent history of earnings and cash flows, forecasts of future earnings, and the nature and timing of future deductions and benefits represented by the deferred tax assets and liabilities.
The Company has undistributed earnings for several foreign subsidiaries at June 30, 2012, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $16.6 million at June 30, 2012.

(16)	Stockholders’ Equity
At June 30, 2012 and December 31, 2011, the Company had 109,941,469 and 83,896,043 shares of common stock outstanding, respectively, and 2,070,000 shares of 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding.
As a result of the acquisition of Molycorp Canada on June 11, 2012, Molycorp and MCP Exchangeco Inc. issued an aggregate of 13,545,426 shares of common stock and 507,203 Exchangeable Shares in consideration for that portion of the purchase price Molycorp paid to Molycorp Canada’s former shareholders who elected to receive shares of Molycorp common stock in addition to or in lieu of cash on the acquisition date. The $284.1 million fair value recorded in additional paid-in capital related to the issuance of acquisition consideration was based on the closing price of the Company’s common stock on June 11, 2012.
On March 8, 2012, Molibdenos y Metales S.A. (“Molymet”), the world’s largest processor of molybdenum and rhenium, headquartered in Santiago, Chile, purchased 12,500,000 shares of the Company’s common stock for $390.1 million, net of stock issuance costs of $0.1 million, at a purchase price of $31.218 per share, which price was determined based on the average daily volume weighted average price of the Company’s common stock on The New York Stock Exchange for the 20 consecutive trading days immediately preceding the date of the agreement, plus a 10% premium. Pursuant to this investment, Molymet acquired the right to nominate a member of the Company’s Board of Directors for so long as Molymet owns a certain percentage of the Company’s common stock.
In May and February of 2012, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock, respectively. $2.8 million of the aggregate dividend was paid on June 1, 2012 to holders of record at the close of business on May 15, 2012, and $2.8 million was paid on March 1, 2012 to holders of record at the close of business on February 15, 2012.

(17)	(Loss) Earnings per Share
For the three and six months ended June 30, 2012 and 2011, respectively, the paid dividends on the Convertible Preferred Stock were subtracted from net (loss) income attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.

(In thousands, except share and per share amounts)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net (loss) income attributable to Molycorp stockholders	$(67,604)	$47,787
Dividends on Convertible Preferred Stock	(2,846)	(2,846)
(Loss) income attributable to common stockholders	(70,450)	44,941
Weighted average common shares outstanding—basic	99,175,285	83,847,119
Basic (loss) earnings per share	$(0.71)	$0.54
Weighted average common shares outstanding—diluted	99,175,285	84,413,499
Diluted (loss) earnings per share	$(0.71)	$0.53

(In thousands, except share and per share amounts)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net (loss) income attributable to Molycorp stockholders	$(71,082)	$45,589
Dividends on Convertible Preferred Stock	(5,693)	(4,269)
(Loss) income attributable to common stockholders	(76,775)	41,320
Weighted average common shares outstanding—basic	93,090,872	83,054,811
Basic (loss) earnings per share	$(0.82)	$0.50
Weighted average common shares outstanding—diluted	93,090,872	83,339,566
Diluted (loss) earnings per share	$(0.82)	$0.50
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used.
Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and nonvested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At June 30, 2012 and 2011, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock (such as the Convertible Preferred Stock) is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. The Convertible Preferred Stock was antidilutive at June 30, 2012 and 2011. Also, under the if-converted method, convertible debt (such as the Convertible Notes and the Debentures) is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At June 30, 2012, the Convertible Notes and the Debentures, and the Convertible Notes at June 30, 2011, were antidilutive.

(18)	Stock-Based Compensation
During the first two quarters of 2012, the Company granted performance-based restricted stock units ("PBRSUs") and restricted stock units (“RSUs”) to its executive officers, to certain other employees and to some non-employee directors of the Company under the 2010 Equity and Performance Incentive Plan. The RSUs vest on the third anniversary of the grant date. The grant-date fair value of RSUs is determined using the Company’s common stock price on the date of grant and is recognized as stock-based compensation expense on a straight-line basis over the three-year vesting period for the awards that are expected to vest. The PBRSUs vest with respect to between 0% and 150% of the PBRSUs granted to an individual on the basis of the achievement of certain management objectives measured by specified levels of total shareholder return relative to a defined index group over the performance period from January 1, 2012 through December 31, 2014, or upon the occurrence of certain change of control or termination events. The grant-date fair value of PBRSUs is determined using a lattice approach that incorporates a Monte Carlo simulation model. The compensation cost associated with the PBRSUs is recognized straight-line over the performance period for the awards that are expected to vest, even if the market conditions are never satisfied.
During the second quarter of 2012, the Company issued 483 PBRSUs to certain employees, and a total of 22,659 RSUs to certain employees and non-employee directors of the Company.
In the first quarter of 2012, the Company granted 45,553 PBRSUs, in aggregate, to its executive officers and certain other employees, and a total of 188,844 RSUs to certain employees and non-employee directors of the Company.
Some of the RSUs granted to the non-employee directors, in both the first and second quarter of 2012, relate to the grantees' election to convert a portion of their quarterly cash retainer into RSUs. These converted RSUs are fully vested because they relate to services already rendered by the non-employee directors. The same non-employee directors who elected to convert their cash retainer into RSUs, received additional RSUs as matching contributions by the Company equal to 25% of the converted units. The matching RSUs vest on the third anniversary of the grant date.
Included in the RSUs issued during the first quarter of 2012, are also grants related to the election by certain executive officers and other employees of the Company to convert a portion of their 2011 annual cash bonuses into RSUs. These RSUs are fully vested because they relate to services already rendered by the grantees. The conversion of the 2011 annual bonuses into RSUs resulted into an increase in Additional Paid-In Capital of $0.6 million in the first quarter of 2012. The same named executive officers and other employees received additional RSUs as matching contribution by the Company equal to 25% of the converted RSUs. The matching RSUs vest on the third anniversary of the grant date.
The following tables summarize the activity related to stock-based awards during the first and second quarter of 2012:

PBRSUs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	—	—
Granted	46,036	$30.30
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2012	46,036	$30.33

RSUs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	78,544	$56.55
Granted	211,503	$25.81
Forfeited	—	—
Vested*	(22,180)	$28.44
Unvested at June 30, 2012	267,867	$34.72

*
Represents deferral and conversion of a portion of fees payable to certain non-employee directors of the Company, and deferral and conversion of a portion of the 2011 annual cash bonuses paid to certain executive officers and other employees of the Company.

RSAs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	48,924	$40.20
Granted	—	—
Forfeited	(238)	$48.87
Vested	—	—
Unvested at June 30, 2012	48,686	$40.15

The following tables summarize the activity related to stock options during the first two quarters of 2012:

	June 30, 2012
Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	52,819	$48.87
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Outstanding at June 30, 2012	52,819	$48.87
Options exercisable at June 30, 2012	17,606	$48.87

The stock-based compensation associated with all equity awards was $1.1 million and $1.9 million for the three months and six months ended June 30, 2012, respectively, and $0.5 million and $3.4 million for the three months and six months ended June 30, 2011, respectively.

(19)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
The Company has certain operating leases for office space, trailers and certain equipment. Remaining annual minimum payments under these leases at June 30, 2012 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease obligations	$10,297	$2,198	$5,556	$1,188	$1,355

(b)	Purchase Commitments
In connection with the Molycorp Mountain Pass facility modernization and expansion and future operations, the Company entered into contractual commitments for the purchase of materials and services from various vendors. As a result of the Molycorp Canada acquisition, the Company assumed other purchase obligations totaling $8.5 million at June 30, 2012, which are expected to be settled between 2012 and 2013. Future payments for all purchase commitments at June 30, 2012 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Purchase obligations and other commitment	$326,114	$322,800	$1,749	$538	$1,027

(c)	Potential Environmental Obligations
As part of its ongoing remediation efforts at the Molycorp Mountain Pass facility, the Company identified liner defects in three of the onsite evaporation ponds in 2011. These defects led to minor groundwater contamination issues that are limited to a small area directly underneath the evaporation ponds. In order to remediate this issue, the Company will replace the primary lining system and might have to install a groundwater recovery system. The Company estimated the cost of these items at between $2.4 million and $4.6 million, which will be treated as capital expenditures and are included in the purchase obligations table above. The Company is in the process of finalizing the remediation plans with the Regional Water Quality Control Board.

(d)	Labor Contract
Certain Molycorp Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At June 30, 2012, 206 employees, or approximately 60% of the Company’s workforce at the Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.
At June 30, 2012, 176 employees, or approximately 30% of the workforce at the Company’s Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia was renewed in February 2012.

(e)	Reclamation Surety Bonds
At June 30, 2012, Molycorp had placed $28.8 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(f)	Purported Class Action and Derivative Lawsuits
In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others Similarly Situated v. Molycorp, Inc., et al., was filed against the Company and certain of its executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that the Company and those officers violated Section 10(b) of the Securities Exchange Act of 1934 in connection with statements relating to its third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that the Company had filed with or furnished to the SEC, or otherwise made available to the public. The plaintiffs are seeking unspecified damages and other relief. The Company believes the allegations are without merit and that it has valid defenses to such allegations. The Company intends to defend this action vigorously. The Company is unable to provide meaningful quantification of how the final resolution of these claims may impact its future consolidated financial position or results of operations.
Seven stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of its directors, certain of its officers, and certain of its private equity investors. These cases have been filed in the Delaware Court of Chancery, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases, which were previously consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.), have been voluntarily dismissed without prejudice. The Wells and Swaggerty cases have both been dismissed without prejudice in favor of the lawsuits proceeding in the Delaware Court of Chancery. As a result, plaintiffs in the Wells and Swaggerty cases filed notices of appeal before the 10th Circuit.
The derivative complaints challenge among other things certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The complaints assert causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged unjust enrichment; (3) alleged waste of corporate assets; and (4) alleged “abuse of control.” On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures.
The defendants have filed a motion in each case seeking to consolidate the derivative actions in one jurisdiction, and have expressed a preference for the Delaware Court of Chancery.

(20)	Concentrations

(a)	Limited Number of Products
Molycorp Mountain Pass
Percentages of Molycorp Mountain Pass’ sales by product, net of intercompany transactions, that accounted for more than 10% of consolidated sales for the three and six months ended June 30, 2012 and 2011, respectively, were approximately as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Lanthanum products	7%	15%
Didymium, Neodymium and Praseodymium products	8%	16%

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Lanthanum products	15%	27%
Cerium products	23%	25%
Didymium, Neodymium and Praseodymium products	21%	20%
Molycorp Silmet
The majority of sales from the Molycorp Silmet facility during the three and six months ended June 30, 2012, and for the period from April 1, 2011 (the acquisition date) to June 30, 2011, net of intercompany sales, consisted of cerium, neodymium and praseodymium rare earth products, and two rare metal products, tantalum and niobium.

MMA
The MMA facility sold primarily NdFeB alloys and samarium-cobalt alloys during the three and six months ended June 30, 2012, and for the period from April 15, 2011 (the acquisition date) to June 30, 2011. MMA’s sales of NdFeB alloys were approximately 60% and 74% of consolidated sales for the three and six months ended June 30, 2012, respectively, and approximately 61% of consolidated sales for the period from April 15, 2011 to June 30, 2011.
Molycorp Canada
Molycorp Canada sold Neo Powders, rare earths and zirconium based engineered materials and other rare metals for the period from June 12, 2012 to June 30, 2012. Molycorp Canada's sales of Neo Powders, rare earth and other rare metals were approximately 43% and 23% of consolidated sales for the three and six months ended June 30, 2012, respectively.

(b)	Limited Number of Customers
Molycorp Mountain Pass
For the six months ended June 30, 2012, Molycorp Mountain Pass’ sales to two of its customers in excess of 10% of consolidated sales were $22.7 million and $24.4 million, respectively.
For the quarter ended June 30, 2011, Molycorp Mountain Pass’ sales to two of its customers in excess of 10% of consolidated sales were $18.6 million, and $18.3 million, respectively. For the six months ended June 30, 2011, Molycorp Mountain Pass’ sales to two of its customers in excess of 10% of consolidated sales were $26.4 million and $24.1 million, respectively.
Molycorp Mountain Pass’ sales to three of its customers, net of intercompany sales, represented in total approximately 84% and 85% of Molycorp Mountain Pass’ sales for the three and six months ended June 30, 2012, respectively.
For the three and six months ended June 30, 2011, Molycorp Mountain Pass’ sales to two of its customers, net of intercompany sales, represented in total approximately 61% and 58% of Molycorp Mountain Pass’ sales, respectively.
Molycorp Silmet
Sales to four of Molycorp Silmet’s customers during the three and six months ended June 30, 2012, were approximately 55% and 56% of Molycorp Silmet’s sales, respectively.
For the period from April 1, 2011 to June 30, 2011, sales to three of Molycorp Silmet’s customers were approximately 59% of Molycorp Silmet’s sales.
MMA
MMA’s sales to one of its customers for the three and six months ended June 30, 2012, were $9.2 million and $24.7 million, respectively, or approximately 9% and 13% of the Company’s consolidated sales, respectively, and approximately 71% and 78% of MMA’s sales for that period, respectively.
MMA’s sales to one of its customers for the period from April 15, 2011 to June 30, 2011, were $7.3 million, or approximately 7% of the Company’s consolidated sales, and approximately 71% of MMA’s sales.

(21)	Related-Party Transactions
Transactions with Traxys North America LLC

The Company made principal payments of $0.9 million and $3.1 million for the six month period ended June 30, 2012 and for the year ended December 31, 2011, respectively, under the inventory financing arrangement with Traxys North America LLC (“Traxys and affiliates”), a subsidiary of one of the Company’s stockholders, Traxys S.a.r.l. The outstanding amounts payable to Traxys and affiliates under this arrangement were $0 and $0.9 million reported under Other current liabilities on the condensed consolidated balance sheet at June 30, 2012 and December 31, 2011, respectively. Molycorp also had outstanding amounts payable to Traxys and affiliates under the same arrangement of $0 and $2.8 million reported in Trade accounts payable at June 30, 2012 and December 31, 2011, respectively, associated with product purchased from Traxys and affiliates in 2011. For the three and six months ended June 30, 2011, the Company made purchases of lanthanum oxide from Traxys and affiliates in the amount of $1.9 million and $6.2 million, respectively.
The Company and Traxys and affiliates also jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Per the terms of this other arrangement, the Company and Traxys and affiliates split gross margin equally once all costs associated with the sale are recovered by both parties. Additionally, the Company had an outstanding related party receivable from Traxys and affiliates in the amount of $0.1 million and $0.2 million at June 30, 2012 and December 31, 2011, respectively.
At June 30, 2012 and December 31, 2011, Molycorp had also a balance receivable from Traxys and affiliates of $0.1 million and $2.1 million, respectively, related to sales of tantalum metal to Traxys and affiliates of $3.2 million in 2011.
Transactions with Neo Material Technologies Inc.
During the three and six months ended June 30, 2012, but prior to June 11, 2012, Molycorp sold neodymium/ praseodymium oxides to Neo Material Technologies, Inc. for $4.3 million. Additionally, during the three and six months ended June 30, 2012, but prior to June 11, 2012, the Company sold heavy rare earths to Neo Material Technologies, Inc. for $1.6 million. There were no sales between the companies in the comparative 2011 periods. The related intercompany accounts receivable and payable were eliminated in consolidation.
Transactions with equity method investees: TMT, Keli and Ingal Stade
The Company supplies Neo Powders to TMT to produce rare earth magnetic compounds. Molycorp then purchases these compounds back from TMT in its normal course of business. Additionally, Keli processes rare earth oxides into metals for inclusion in the Neo Powders.
For the period from June 12, 2012 to June 30, 2012, the Company purchased $0.5 million worth of compounds from TMT, and purchased metals and received services from Keli amounting to $5.3 million.
Ingal Stade sells gallium to the Company's facilities located in Ontario, Canada and to some of its facilities in the United States. For the period from June 12, 2012 to June 30, 2012, the Company purchased $0.5 million of gallium metal from Ingal Stade.

(22)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consists of the following:

	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011
Decrease (increase) in operating assets:
Accounts receivable	$58,705	$(20,711)
Inventory	14,126	(12,593)
Prepaid expenses and other assets	(8,875)	(417)
Increase (decrease) in operating liabilities:
Accounts payable	(29,116)	14,194
Income tax payable	(17,405)	—
Interest payable	(5,143)
Asset retirement obligation	—	(339)
Accrued expenses	(37,466)	7,395
	$(25,174)	$(12,471)

(23)	Supplemental Cash Flow Information

	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2011
Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$93,446	$34,540

(24)	Research and Development
The Company invests significant resources to improve the efficiency of its REO processing operations, the development of new applications for individual rare earth elements and exploratory drilling. These costs consist primarily of salaries, outside labor, material and equipment.

(25)	Derivative Instruments
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
As a result of the Molycorp Canada acquisition, the Company assumed a liability associated with the put option issued to holders of the noncontrolling interest of Buss & Buss, a business acquired by Molycorp Canada's predecessor company. The Buss & Buss put option is related to a share purchase agreement (“SPA”) between NMT Holding GmbH, a German subsidiary of the Company, and the shareholders of Buss & Buss entered into May 27, 2010 by Molycorp Canada's predecessor company. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by the Company, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to the Company. The Company did not apply hedge accounting to this derivative. The put option had a fair value of $9.1 million at June 30, 2012, recorded as Derivative liability in the condensed consolidated balance sheets. The change in fair value of the put option resulted in an unrealized loss of $0.1 million for the period from June 12, 2012 to June 30, 2012, which was recognized in Interest expense in the condensed consolidated statements of operations and comprehensive income.

The technique Molycorp used to fair value this derivative is the income approach based on a discounted cash flow model. With the exception of the risk free interest rate, the inputs used to fair value this put option are based on unobservable Level 3 inputs based on management's assumptions. Any reasonably foreseeable changes in assumed levels of unobservable inputs used to fair value this put option would not be expected to have a material impact on the Company's financial position or results of operations.

On March 28, 2012, the Company entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to its planned acquisition of Molycorp Canada. The Company did not apply hedge accounting to this contingent forward contract. Upon settlement of this derivative on June 11, 2012 (Molycorp Canada acquisition date), the Company recognized a loss of $37.5 million in Other expense. Of this loss $6.7 million was recognized during the three months ended March 31, 2012, and the remainder during the second quarter of 2012.

(26)	Pension
In accordance with the terms of the Arrangement Agreement, Molycorp maintained the terms of the benefit plan for Molycorp Canada’s current and former employees. Molycorp Canada's predecessor company had a defined benefit pension plan (“Pension Plan”), which covered all hourly employees employed as of September 30, 1995, and all hourly employees subsequently hired by Molycorp Canada's predecessor company up to 2003 at its former U.S. manufacturing facility in Anderson, Indiana. A December 31 measurement date is used for the Pension Plan. Molycorp paid $0.1 million as of June 30, 2012 of the estimated total contributions to the Pension Plan for 2012 of $0.2 million.
Molycorp also maintained the terms of Molycorp Canada postretirement medical and life insurance benefits plan for certain employees from the Anderson, Indiana manufacturing facility. The measurement date for this postretirement benefit plan (“PBP”) is December 31.
The actuarial valuation for funding purposes of the Pension Plan and PBP is January 1 of each year. The components of the net periodic pension expense for the period from June 12, 2012 to June 30, 2012 for the Pension Plan and PBP are set forth below (in thousands):

Pension Plan and PBP	For the period from June 12, 2012 to June 30, 2012
Components of net periodic benefit cost:
Service Cost	$—
Interest cost	18
Expected return on assets	(14)
Amortization of transition obligation/(asset)	—
Amortization of prior service cost	—
Amortization of actuarial loss	12
Net periodic benefit cost	$16

(27)	Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. Companies will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. For the period ended June 30, 2012, the Company did not have any reclassification adjustments for components of AOCI.
In September 2011, the Financial Accounting Standard Board (FASB) issued ASU 2011-08, Testing Goodwill for Impairment. Under this updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is necessary. The update does not change how an entity performs the two-step impairment test under the current guidance. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this updated guidance to have a significant impact on its financial statements.

(28)	Subsequent Events
Preferred stock dividend
In August 2012, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock to be paid on September 1, 2012 to holders of record at the close of business on August 15, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Molycorp,” “we,” “our” or “us” refer to Molycorp, Inc. and its consolidated subsidiaries. As used herein, a ton is equal to 2,000 pounds, the term “mt” means a metric tonne (equal to 2,205 pounds), and the term “Rest of World” means the entire world except China. For definitions of certain rare earth-related and mining terms, see “Glossary of Selected Mining Terms.”
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
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others: the need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital; our ability to complete our planned capital projects, such as our modernization and expansion efforts, including achieving an annual production capacity of 19,050 mt at our Mountain Pass, California rare earth mine and processing facility, or the Molycorp Mountain Pass facility, which we refer to as Project Phoenix Phase 1, and our second phase capacity expansion plan, which we refer to as Project Phoenix Phase 2, and reach full planned production rates for rare earth oxides, or REO, and other planned downstream products, in each case within the projected time frame; the success of our cost mitigation efforts in connection with Project Phoenix, which if unsuccessful, might cause our costs to exceed budget; the final costs of our planned capital projects, such as Project Phoenix Phase 1, including the accelerated start-up of the Molycorp Mountain Pass facility, and Project Phoenix Phase 2, which may differ from estimated costs; our ability to successfully integrate Neo Material Technologies, Inc. (now Molycorp Canada), with our operations; our ability to achieve fully the strategic and financial objectives related to the acquisition of Molycorp Canada, including the acquisition's impact on our financial condition and results of operations; and unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Molycorp Canada. Also as a result of the Molycorp Canada acquisition, our business performance may be materially affected by a number of other factors and uncertainties including, but not limited to: the rate of exchange of the U.S. dollar to the Canadian dollar, the Japanese yen, and the Chinese Renminbi; new products pricing; the competitive environment for these new products; unexpected actions of domestic and foreign governments; and various events which could disrupt operations, including natural events and other risks. Other risk factors and uncertainties that may cause actual results to differ materially from expected results include: uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production; uncertainties related to feasibility studies that provide estimates of expected or anticipated costs, expenditures and economic returns, REO prices, production costs and other expenses for operations, which are subject to fluctuation; uncertainties regarding global supply and demand for rare earths materials; uncertainties regarding the results of our exploratory drilling programs; our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships; our sintered neodymium-iron-boron, or NdFeB, rare earth magnet joint venture's ability to successfully manufacture magnets within its expected timeframe; our ability to successfully integrate other acquired businesses; our ability to maintain appropriate relations with unions and employees; our ability to successfully implement our “mine-to-magnets” strategy; environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; uncertainties associated with unanticipated geological conditions related to mining; and those risks discussed and referenced in the section entitled “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
The following discussion and analysis should be read in conjunction with our June 30, 2012 unaudited condensed consolidated financial statements and related notes included herein. This Quarterly Report on Form 10-Q also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

Overview
We are one of the world's leading rare earth products and rare metals companies that combines a world-class rare earth resource at Mountain Pass, California, with world-leading ultra-high-purity rare earth and rare metal materials processing capabilities. We are vertically integrated across the global rare earth mine-to-magnetics supply chain and we produce custom engineered materials from 15 different rare earths, with purity levels of up to 6N (99.9999%), and from five other metals (niobium, tantalum, gallium, indium and rhenium) at purity levels of up to 8N (99.999999%).

Rare earth products are critical inputs in many existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including mobile devices, fiber optics, lasers and hard disk drives; critical defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. Global demand for rare earth elements, or REEs, is projected by industry analysts to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses. We have made significant investments, and expect to continue to invest, in developing technologically advanced applications and proprietary applications for individual REEs.
The foundation for our “mine-to-magnets” strategy is our Molycorp Mountain Pass facility. Our Molycorp Mountain Pass facility is the largest, most fully developed rare earth mine outside of China and has been producing rare earth products for approximately 60 years. Upon completion of Project Phoenix Phase 1, which we anticipate to occur in the fourth quarter of 2012, we expect our Molycorp Mountain Pass facility to have production cash costs lower than those publicly reported for China by government officials and those reported for other non-Chinese rare earth projects. We are targeting a full planned production rate of approximately 19,050 mt of REO per year by the fourth quarter of 2012, an annual production capacity of 40,000 mt of REO by the end of 2012 and, if customer demand and end-market conditions warrant, a full planned production rate of 40,000 mt of REO per year as early as mid-2013.
We also own several of the leading rare earth processing facilities in the world. Our Molycorp Silmet facility, located in Sillamäe, Estonia, is one of the largest REO and rare metals producers in Europe. Our Molycorp Metals & Alloys, or MMA, facility, located in Tolleson, Arizona, is the only producer of neodymium and samarium magnet alloy and other specialty alloy products in the United States. We also have created a joint venture with Daido Steel Co., Ltd., or Daido, and Mitsubishi Corporation, or Mitsubishi, in the form of a private company, Intermetallics Japan, or IMJ, to manufacture sintered NdFeB permanent rare earth magnets.
As a result of the Molycorp Canada acquisition in June 2012, we became a leading global producer, processor and developer of NdFeB magnetic powders, or Neo Powders, rare earths and zirconium based engineered materials and applications and other rare metals and their compounds. These innovative products are essential in many of today's high-technology products.
Neo Powders are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. Molycorp Canada is the only legal supplier of Neo Powders for bonded magnets manufactured or sold in the United States.
Our Molycorp Canada division also manufactures a product line of oxides and salts of REEs, including cerium, lanthanum, neodymium, yttrium and yttrium europium coprecipitates, dysprosium and terbium, among others, and zirconium based engineered materials and salts, as well as a line of mixed rare earth/zirconium oxides. Rare earths and zirconium applications include catalytic converters, computers, television display panels, optical lenses, mobile phones and electronic chips. Additionally, Molycorp Canada produces, reclaims, refines and markets high value niche metals and their compounds including gallium, indium and rhenium used in wireless, light emitting diode, or LED, flat panel display, turbine, solar and catalyst applications.
Our Molycorp Canada segment operates joint ventures and majority owned manufacturing facilities in Jiangsu Province, China; Shandong Province, China; Stade, Germany; Sagard, Germany; and Quapaw, Oklahoma. Molycorp Canada also operates wholly owned manufacturing facilities in Peterborough, Ontario; Napanee, Ontario; Blanding, Utah; the Hyeongok Industrial Zone in South Korea; Tianjin, China; and Korat, Thailand. Additionally, Molycorp Canada conducts ongoing research and product development through laboratories in Singapore and Abingdon, United Kingdom.

Our combined workforce of approximately 2,600 employees includes scientists, engineers, chemists, technologists and highly skilled workers in 27 locations across 11 countries.

Material Changes in Results of Operations
The comparability of our operating results during 2012 and 2011 is significantly affected by the Molycorp Canada acquisition on June 11, 2012. This Quarterly Report on Form 10-Q only includes the results of Molycorp Canada for the nineteen days subsequent to the acquisition. As such, we are treating Molycorp Canada as one reporting segment for this report only, in addition to the traditional Molycorp operating segments: Molycorp Mountain Pass, Molycorp Silmet and MMA. However, as we further integrate Molycorp Canada operations, we anticipate organizing our business into different reportable segments in future periods.

Recent Developments
Issuance of 10% Senior Secured Notes due 2020
On May 25, 2012, we issued $650.0 million aggregate principal amount of 10% Senior Secured Notes, or Senior Notes, due June 1, 2020 in an offering exempt from the registration requirements of the Securities Act of 1933. The Senior Notes will bear interest at the rate of 10% per year payable on June 1 and December 1 of each year beginning on December 1, 2012. Prior to June 1, 2016, we may redeem any of the Senior Notes at a price equal to 100% of the principal amount thereof plus an applicable make-whole premium and accrued and unpaid interest. After May 31, 2016, we may redeem the Senior Notes, in whole or in part, at a redemption price for the Senior Notes plus accrued and unpaid interest, initially at 105% of the principal amount thereof, but declining gradually to 100% of the principal amount thereof. In addition, prior to June 1, 2015, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more permitted sales of our capital stock at a redemption price (expressed as a percentage of principal amount) of 110% plus accrued and unpaid interest. Upon the occurrence of a change of control, we will be required to offer to repurchase all of the Senior Notes. The Senior Notes are senior secured obligations of our company and are guaranteed by certain of our domestic subsidiaries. A substantial portion of the net proceeds from the offering of the Senior Notes were used to fund the cash consideration we paid for Molycorp Canada. The remainder of the net proceeds from the issuance of the Senior Notes will be used for general corporate purposes.
Acquisition of Neo Material Technologies Inc. (Molycorp Canada)
On June 11, 2012, we completed the acquisition of all of the outstanding equity of Molycorp Canada's predecessor company pursuant to the terms of an arrangement agreement, which we refer to as the Arrangement Agreement, for an aggregate purchase price of approximately $1.2 billion. Pursuant to the Arrangement Agreement, Molycorp Canada's former shareholders elected to receive: a) cash consideration equal to Cdn $11.30 per share of the predecessor company's common stock; b) share consideration of 0.4242 shares of Molycorp common stock or 0.4242 shares, which we refer to as the Exchangeable Shares, issued by MCP Exchangeco Inc., our wholly-owned Canadian subsidiary, which are exchangeable for shares of our common stock on a one for one basis, per each share of the predecessor company's common stock; or c) a combination of cash and shares of Molycorp common stock or Exchangeable Shares, all subject to the proration mechanics set forth in the Arrangement Agreement. The consideration paid to Molycorp Canada's former shareholders was comprised of approximately $908.2 million in cash, exclusive of realized losses on the contingent forward contract to purchase Canadian dollars, accounted for a separate transaction apart from the business combination. Additionally, approximately 13.5 million shares of Molycorp common stock and 0.5 million Exchangeable Shares were issued and collectively valued at $284.1 million based on the closing price of the Company's common stock on the acquisition date in accordance with the relevant accounting guidance.

Modernization and Expansion of our Molycorp Mountain Pass Facility
Project Phoenix remains on track to begin producing at our Phase 1 annual rate of 19,050 mt of REO by the fourth quarter of 2012. Additionally, we are on track to achieve an annual production capacity of 40,000 mt of REO by the end of 2012 and, if customer demand and end-market conditions warrant, a full planned production rate of 40,000 mt of REO per year as early as mid-2013. Recently, Project Phoenix construction advanced to the point where the “concentrate production circuit” became operational. This means that we are now producing bastnasite concentrate at our Mountain Pass facility with new processes and in new facilities as part of Project Phoenix, including the following:

Mining of approximately 2,500 metric tons of fresh ore per day, 4 days/week;
Crushing / Blending;
First Stage Crack Facility;
Mill & Flotation Circuit;
Paste Tailings Facility; and
Paste Tailings Permanent Disposal Facility.
We expect the consummation of the IMJ joint venture described above, in conjunction with our modernization plans at our Molycorp Mountain Pass facility, the strategic acquisitions of Molycorp Silmet, MMA and Molycorp Canada, to provide us with the capability to mine, process, separate and alloy individual REEs and manufacture them into NdFeB magnets. This downstream integration, which we refer to as our “mine-to-magnets” strategy, would make us the only fully integrated global producer of NdFeB magnets. In addition to the foregoing, we continue to explore additional joint ventures or other arrangements with third parties for the production of NdFeB alloys and/or magnets.
Factors Affecting our Results of Operations
Sales
The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive and electronics industries, China REEs export quotas and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content. Sales of our products are also subject to seasonal decreases in the first quarter of each year as companies react to the Chinese New Year holiday shutdown.
Cost of Sales
Our cost of sales includes the processing costs and the cost of certain raw materials we purchased from outside vendors, which we allocated to the products we produced at our operating facilities. In addition, our cost of sales reflects the cost allocated to the inventory we acquired as part of various business acquisitions. Because many of our costs are fixed, as our production increases or decreases, our average cost per metric ton produced decreases or increases, respectively. Primary production costs include direct labor and benefits, chemicals, natural gas, depreciation and amortization, electricity, maintenance, operating supplies, and other plant overhead expenses. Our cost of sales may also reflect the write-down of inventory based on current prices for our products, which could materially affect our consolidated net results of operations.
Our most significant variable costs are chemicals, raw materials and electricity. In the future, we intend to produce more of our chemicals for our Molycorp Mountain Pass facility at an on-site plant, which we expect will reduce our variable chemical costs in that facility. We have built a combined heat and power facility, or CHP facility, to provide power to our Molycorp Mountain Pass facility. As a result of the imminent start-up of the CHP facility, natural gas will substantially replace third party electricity costs and will help us bring our power costs down significantly.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs. We continue to experience increased selling, general and administrative expenses as we expand our business, including our recent acquisition of Molycorp Canada, operate as a publicly traded company and construct our new facilities at Mountain Pass.

Corporate Development
Our corporate development expenses consist of travel costs, legal and advisory fees that we incur in connection with business acquisitions and other business development activities we pursue as part of our “mine-to-magnets” strategy.
Research and Development
We incur expenses to improve the efficiency of our REO processing operations, develop new applications for individual REEs, research value added rare metals applications and perform exploratory drilling. These expenses, which we anticipate to continue to increase, consist primarily of salaries, outside labor, material and equipment. The acquisition of Molycorp Canada will further bolster our research and development, or R&D, activities with the addition of labs in Singapore and the United Kingdom and process development capabilities at most of the production facilities.
Interest Expenses
We are incurring significantly higher interest expenses as a result of issuing the Senior Notes to partially finance the Molycorp Canada acquisition.
Income Taxes
We are a Subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that no valuation allowance was required as of June 30, 2012, and a $3.9 million valuation allowance was required as of June 30, 2011.
We review our deferred tax assets and liabilities each reporting period using the enacted tax rate expected to apply to taxable income for the period in which the deferred tax asset or liability is expected to be realized. The statutory income tax rates that are applied to our current and deferred income tax calculations are significantly impacted by the jurisdictions in which we do business. Changes in jurisdiction income tax rates and apportionment laws will result in changes in the calculation of our current and deferred income taxes. The effects of any changes are recorded in the period of enactment and can increase or decrease the net deferred tax assets and liabilities on the balance sheet.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we have acquired enough air emission offset credits for both Project Phoenix Phase 1 and Project Phoenix Phase 2. In addition, at our Molycorp Mountain Pass facility during the second quarter of 2012 and 2011, we incurred operating expenses of approximately $2.6 million and $1.0 million, respectively, associated with environmental compliance requirements.

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
We estimate that we will incur approximately $17.0 million for wastewater transportation and disposal costs in 2012, primarily for the removal and disposal of any wastewater generated in excess of the existing evaporation capability of all ponds at the Molycorp Mountain Pass facility, until all facilities currently under construction as part of Project Phoenix Phase 1 and Phase 2 are operational and properly coordinated. We have already incurred $9.8 million of these costs though June 30, 2012.
We cannot predict the impact of new or changed laws, regulations or permit requirements, including the matters discussed below, or changes in the way such laws, regulations or permit requirements are enforced, interpreted or administered. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. It is possible that greater than anticipated environmental expenditures will be required in 2012 or in the future, including expenditures as a result of our acquisitions of MMA, Molycorp Silmet and Molycorp Canada. We expect continued government and public emphasis on environmental issues will result in increased future investment for environmental controls at our operations. Additionally, with increased attention paid to emissions of GHGs, including carbon dioxide, current and future regulations are expected to affect our operations. We will continue to monitor developments in these various programs and assess their potential impacts on our operations.
Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liability, without regard to fault, for costs relating to environmental contamination at our facilities or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of June 30, 2012, we had placed a total of $28.8 million of surety bonds with California state and regional agencies. These bonds require annual payment and renewal. In the second quarter of each year, we are required to provide the State of California with an updated estimate of the costs associated with the mine reclamation. This estimate is reviewed and approved by the State of California, after which we are responsible for making any necessary changes to surety bonds placed with the State of California.
As a result of new construction activity at the Molycorp Mountain Pass facility associated with our modernization and expansion project, additional lands have been disturbed since the last mine reclamation cost estimate in 2010, resulting in an increase in the mine reclamation obligation from $3.3 million to $4.1 million. The additional $0.8 million surety amount was placed with the County of San Bernardino and the State of California during the quarter. The EPA has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.
Molycorp Canada is subject both to Chinese national and local environmental protection regulations, which currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for discharges exceeding the standards, and provide for the closure of any facility that fails to comply with orders requiring it to cease or remedy certain activities causing environmental damage. The Chinese joint ventures, Jiangyin Jia Hua Advanced Material Resources Co., Ltd. ,or JAMR, and Zibo Jia Hua Advanced Material Resources Co., Ltd., or ZAMR, produce waste water from their solvent extraction processes. In the case of JAMR, its expansion in 1995 included an upgrading of its waste water processing and treatment procedures, as a result of which its waste water passes all environmental requirements. JAMR pays an agreed fee once a year for the discharge of waste waters. In the case of ZAMR, the plant was designed to make use of waste water discharge facilities of an adjacent petrochemical complex, which has a variable monthly charge based on usage. ZAMR is also obliged to pay a monthly environmental administration fee to the municipal government of Linzi. Waste water has met the requirements set by local authorities for all environmental standards. However, there is no assurance that Chinese national or local authorities will not impose additional regulations which would require additional expenditures that may have a material adverse effect on the profitability of the joint ventures.
As part of the recycling of gallium, indium, and rhenium scrap into saleable metal, a significant degree of waste material is generated during the leaching and ion exchange barren process. Molycorp Canada has adequate procedures in place to ensure that waste generated from these processes are appropriately contained and disposed of in a safe and responsible manner. The Canadian operations in Ontario are subject to provincial regulation under the Ontario Ministry of Environment and must periodically submit documentation to validate the waste disposal process throughout the year.
Selected Financial Data - Consolidated Sales
Three Months Ended June 30, 2012 and 2011
The following is a summary of consolidated sales by significant product and product categories, net of intercompany transactions, for the three months ended June 30, 2012 and 2011, in thousands:

	Three Months Ended June 30,
	2012	2011
Rare earth products	$53,683	$75,590
Rare metals	$17,470	$13,525
Rare earth alloy products	$8,984	$7,182
Neo Powders	$18,662	$—
Other non-rare earth products	$5,778	$3,318
Our consolidated sales increased 5% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase is explained primarily by the following factors:
We sold 1,169 mt of rare earth products at an average price of $45.92 per kilogram as compared to sales of 973 mt at an average price of $77.60 per kilogram during the corresponding period in 2011. Decreases in sales were due to lower market prices for all rare earth groups. Included in the 1,169 mt of rare earth sold is 210 mt resulting from the Molycorp Canada acquisition during the period from June 12, 2012 to June 30, 2012.
Sales of rare metals for the three months ended June 30, 2012, including the rare metals sold during the period from June 11, 2012 to June 30, 2012 as a result of the Molycorp Canada acquisition, were 93 mt at an average price of $187.85 per kilogram. This compares to sales of 79 mt at an average price of $171.20 per kilogram in the second quarter of 2011. This change is attributable primarily to high volumes by the Molycorp Silmet segment due to a full quarter in 2012 as compared to 2011 and the addition of the Molycorp Canada segment.
We sold 62 mt of rare earth alloys, which included 25 mt of REO, at an average price of $359.36 per REO kilogram in the second quarter of 2012, as compared to 105 mt of rare earth alloys, with a 43 mt of REO content, at an average price of $167.02 per REO kilogram, in the corresponding period of 2011.
For the period from June 11, 2012 to June 30, 2012, as a result of the Molycorp Canada acquisition we also increased our product mix with sales of 368 mt of Neo Powders at an average selling price of $50.71 per kilogram.
Other rare earth products consist of dysprosium, europium, gadolinium, samarium, terbium, yttrium, yttrium-europium co-precipitates and rare earth fluorides. Rare metals consist of niobium, tantalum, gallium, indium and rhenium. Other non-rare earth products include zirconium oxides and salts, mixed rare earth/zirconium oxides, specialty alloys, small metals and metal.

Six Months Ended June 30, 2012 and 2011
The following is a summary of consolidated sales by significant product and product categories, net of intercompany transactions, for the six months ended June 30, 2012 and 2011, in thousands:

	Six Months Ended June 30,
	2012	2011
Rare earth products	$105,287	$101,851
Rare metals	$31,186	$13,525
Rare earth alloy products	$25,712	$7,182
Neo Powders	$18,662	$—
Other non-rare earth products	$8,200	$3,318
Our consolidated sales increased 50% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase is explained primarily by the following factors:
We sold 1,849 mt of rare earth products at an average price of $56.94 per kilogram as compared to sales of 1,669 mt at an average price of $60.97 per kilogram during the corresponding period in 2011. Decreases in sales were due to lower market prices for all rare earth product groups. Included in the 1,849 mt of rare earth sold is 210 mt rare earth products during the period from June 12, 2012 to June 30, 2012 as a result of the Molycorp Canada acquisition.
Sales of rare metals for the six months ended June 30, 2012, including the rare metals sold during the period from June 11, 2012 to June 30, 2012 as a result of the Molycorp Canada acquisition, were 168 mt at an average price of $189.33 per kilogram. This compares to sales of 79 mt at an average price of $171.20 per kilogram for the period from April 1, 2011 to June 30, 2011 as a result of the Molycorp Silmet acquisition. This change is attributable primarily to high volumes by the Molycorp Silmet segment due to a full year in 2012 as compared to a partial quarter in 2011, and the addition of the Molycorp Canada segment.
We sold 158 mt of rare earth alloys, which included 64 mt of REO, at an average price of $403.63 per kilogram in the six months ended June 30, 2012, as compared to 105 mt of rare earth alloys, with a 43 mt of REO content, at an average price of $167.02 per kilogram, for the period from April 15, 2011 to June 30, 2011 as a result of the MMA acquisition. This change is attributable primarily to high volumes by the Molycorp Tolleson segment due to a full year in 2012 as compared to a partial quarter in 2011, and the addition of the Molycorp Canada segment.
For the period from June 11, 2012 to June 30, 2012, as a result of the Molycorp Canada acquisition we also increased our product mix with sales of 368 mt of Neo Powders at an average selling price of $50.71 per kilogram.

Discussion and Analysis of our Operating Segments
The following analysis presents sales and cost of sales on a gross basis (i.e., before intercompany eliminations). We believe this presentation provides a better understanding of the performance of each operating segment in terms of production volumes and costs.

Three Months Ended June 30, 2012 and 2011

Three months ended and at June 30, 2012 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Molycorp Canada	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	16,533	31,541	12,870	43,633	—	—	104,577
Intersegment	400	712	—	14	(1,126)	—	—
Total sales	16,933	32,253	12,870	43,647	(1,126)	—	104,577
Cost of sales:
Costs excluding depreciation and amortization	(22,277)	(37,947)	(17,112)	(37,703)	11,470	—	(103,569)
Depreciation and amortization	(2,229)	(1,526)	(79)	(1,247)	—	—	(5,081)
Gross profit	(7,573)	(7,220)	(4,321)	4,697	10,344	—	(4,073)
Operating expenses:
Selling, general and administrative	(9,041)	(1,510)	(116)	(1,737)	—	(10,666)	(23,070)
Corporate development	—	—	—	—	—	(14,925)	(14,925)
Depreciation, amortization and accretion	(365)	(77)	—	(1,813)	—	(24)	(2,279)
Research and development	(2,006)	(359)	—	(1,175)	—	(2,509)	(6,049)
Operating (loss) income	(18,985)	(9,166)	(4,437)	(28)	10,344	(28,124)	(50,396)
Interest expense	—	(177)	(175)	(828)	—	(8,625)	(9,805)
Other income (expense)	21	(2,385)	8	(478)	—	(30,935)	(33,769)
(Loss) income before income taxes and equity earnings (loss)	(18,964)	(11,728)	(4,604)	(1,334)	10,344	(67,684)	(93,970)
Equity (loss) earnings in results of affiliates	(15,754)	—	—	309	15,754	(566)	(257)
Total assets	433,808	79,185	20,174	1,746,876	(80,988)	960,174	3,159,229
Investment in equity method affiliates	14,011	—	—	19,053	—	—	33,064
Capital expenditures (c)	228,787	5,254	—	832	—	—	234,873

(a)
The $80,988 of total assets elimination is comprised of $2,662 intercompany investments and $78,326 intercompany accounts receivable and profits in inventory. The cost of sales elimination amount of $11,470 includes elimination of the intercompany gross profits as well as elimination of lower of cost or market adjustments related to the intercompany inventory.

(b)	Includes expenses incurred by and capital invested in the sales office in Tokyo, Japan.

(c)	On an accrual basis excluding capitalized interest.
Prior to the acquisition of Molycorp Canada on June 11, 2012, our business was organized into three operating segments: Molycorp Mountain Pass, Molycorp Silmet and MMA. The following tables provide operating and financial information of these three segments for the three months ended and as at June 30, 2011. Some of the prior interim period captions and segments subtotals have been modified to conform to the current interim period presentation:

Three months ended and at June 30, 2011 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Eliminations(d)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$60,348	$29,017	$10,250	$—		$99,615
Intersegment	15,947	3,639	—	(19,586)		—
Total sales	76,295	32,656	10,250	(19,586)		99,615
Cost of sales:
Costs excluding depreciation and amortization	(19,493)	(20,321)	(10,935)	10,401	—	(40,348)
Depreciation and amortization	(2,216)	(151)	(208)	—	—	(2,575)
Gross profit	54,586	12,184	(893)	(9,185)	—	56,692
Operating expenses:
Selling, general and administrative	(1,518)	(1,453)	(112)	—	(7,393)	(10,476)
Corporate development	—	—	—	—	(2,042)	(2,042)
Depreciation, amortization and accretion	(332)	—	(191)	—	—	(523)
Research and development	(1,734)	—	—	—	(19)	(1,753)
Operating income (loss)	51,002	10,731	(1,196)	(9,185)	(9,454)	41,898
Other income (expense)	—	(61)	2	—	304	245
Income before income taxes	$51,002	$10,670	$(1,194)	$(9,185)	$(9,150)	$42,143
Total assets at June 30, 2011	$399,908	$152,984	$29,705	$(140,923)	$699,992	$1,141,666
Capital expenditures (c)	$70,142	$2,231	$—	$—	$—	$72,373

(d)	The total assets elimination of $140,923 is comprised of $114,000 of intercompany investments and $26,923 of intercompany accounts receivable and profits in inventory.

Sales
Molycorp Mountain Pass
Molycorp Mountain Pass' sales were $16.9 million and $76.3 million for the three months ended June 30, 2012 and 2011, respectively. In the second quarter of 2012, Molycorp Mountain Pass sold 525 mt of products on a REO equivalent basis at an average sales price of $32.25 per kilogram compared to sales of 988 mt of products on the same basis at an average sales price of $77.22 per kilogram for the corresponding period in 2011. We expect our cerium, lanthanum, neodymium and praseodymium products to represent the majority of our sales until Project Phoenix Phase 1 has been completed and commercialized. The following is a summary of sales at Molycorp Mountain Pass by product for the three months ended June 30, 2012 and 2011, in thousands.

Molycorp Mountain Pass	Three Months Ended June 30,
	2012	2011
Lanthanum products	$7,950	$15,850
Cerium products	$560	$33,799
Neodymium/Praseodymium products	$7,993	$25,161
Other rare earth products	$430	$1,485
Other rare earth products consist of yttrium, misch metal, erbium, and other heavy rare earth products.
Molycorp Silmet
Sales from our Molycorp Silmet facility were $32.3 million and $32.7 million for the three months ended June 30, 2012 and 2011, respectively. In the second quarter of 2012, Molycorp Silmet sold 482 mt of REO equivalent products at an average sales price of approximately $33.27 per kilogram, and 86 mt of rare metals at an average sales price of approximately $166.72 per kilogram. During the corresponding period in 2011, Molycorp Silmet sold 504 mt of REO equivalent products at an average sales price of approximately $37.46 per kilogram, and 79 mt of rare metals at an average sales price of approximately $171.20 per kilogram. The following is a summary of sales by product at Molycorp Silmet for the three months ended June 30, 2012 and 2011, in thousands.

Molycorp Silmet	Three Months Ended June 30,
	2012	2011
Rare earth products:
Lanthanum products	$2,011	$4,204
Cerium products	$10,336	$9,063
Neodymium/Praseodymium products	$3,688	$5,614
Rare metals:
Tantalum	$6,263	$6,370
Niobium	$8,075	$7,155
Other products	$1,880	$250
Other products consist of rare earth fluorides, samarium, europium, gadolinium and nitric fertilizer.
MMA
For the three months ended June 30, 2012, MMA sold rare earth alloys, custom and specialty alloys, high purity rare earth metals, and resale of other non-REO material totaling approximately 211 mt, which contained an equivalent of 25 mt of REO, for a total of $12.9 million. For the period from April 15, 2011 (the acquisition date) through June 30, 2011, MMA sold rare earth alloys, custom and specialty alloys, high purity rare earth metals, and resale of other non-REO material totaling approximately 200 mt, which contained an equivalent of 43 mt of REO, for a total of $10.3 million. As part of the acquisition of MMA, we entered into a rare earth products purchase and supply agreement with Santoku Corporation, or Santoku, through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the purchase and supply agreement. Sales to Santoku under the terms of this agreement were $9.1 million in the second quarter of 2012, and comprised 71% of total MMA sales. For the period from April 15, 2011 through June 30, 2011, sales to Santoku were $7.3 million and comprised 71% of total MMA sales. The following is a summary of sales by product at MMA for the three months ended June 30, 2012 and for the period from April 15, 2011 to June 30, 2011, in thousands.

MMA	Three Months Ended June 30, 2012	Period from April 15, 2011 to June 30, 2011
Rare earth alloys:
Neodymium alloys	$7,702	$6,212
Samarium alloys	$1,282	$970
Other products	$3,886	$3,068
Other products include specialty alloys, small metals, metal foils and the resale of certain other materials.
Molycorp Canada
Molycorp Canada sales for the period from June 12, 2012 to June 30, 2012 were $43.6 million. Molycorp Canada sold 210 mt of rare earth products at an average sales price of approximately $104.00 per kilogram, 8 mt of rare metals at an average sales price of approximately $391.50 per kilogram, and 368 mt of Neo Powders at an average sales price of approximately $50.71 per kilogram. The following is a summary of sales by product categories at Molycorp Canada for the period from June 12, 2012 to June 30, 2012, in thousands.

Molycorp Canada	For the period from June 12, 2012 to June 30, 2012
Rare earth products	$21,853
Rare metals	$3,132
Neo Powders	$18,662

Cost of Sales
Molycorp Mountain Pass
Molycorp Mountain Pass' cost of sales was $24.5 million and $21.7 million for the three months ended June 30, 2012 and 2011, respectively. The higher costs in the second quarter of 2012, as compared to the second quarter in 2011, were primarily due to increased production costs. In addition, we recognized a $0 and $1.0 million write-down of work in process inventory based on estimated REO quantities, and a $9.4 million and $0 million write-down due to production costs in excess of net realizable value for the three months ended June 30, 2012 and 2011, respectively. The weighted average cost of sales on a REO basis at Molycorp Mountain Pass was approximately $28.90 per kilogram in the second quarter of 2012, as compared to approximately $21.97 per kilogram in the corresponding period in 2011. The weighted average cost of sales per kilogram excludes costs recognized for the write-down due to production costs in excess of net realizable value.
Total production costs charged to inventory were $17.6 million and $12.3 million for the three months ended June 30, 2012 and 2011, respectively. Inventory purchases and tolling costs were $1.1 million and $5.9 million in the second quarter of 2012 and 2011, respectively. The primary products we purchased during those periods were lanthanum oxide, cerium oxide, cerium carbonate, neodymium oxide, didymium metal and praseodymium oxide.
The following is a summary of rare earth products produced at the Molycorp Mountain Pass facility for the three months ended June 30, 2012 and 2011, in metric tons.

Molycorp Mountain Pass	Three Months Ended June 30,
	2012	2011
Lanthanum products	207	346
Cerium products	332	348
Neodymium/Praseodymium products	132	121
Production costs charged to inventory were higher during the second quarter of 2012 as compared to the corresponding period in 2011 due to a larger labor workforce, higher chemical, and domestic and hazard waste disposal costs. We expensed $2.4 million and $0.9 million in the second quarter of 2012 and 2011, respectively, of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during these periods. We expect to attain increased production levels throughout 2012.
Chemical costs allocated to production were $5.2 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively. Chemical costs in the second quarter of 2012 were higher as compared to the second quarter of 2011 due to a general increase in prices for chemicals.
Labor costs, including related employee benefits, allocated to production were $6.2 million and $3.7 million for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had a total of 343 employees at the Molycorp Mountain Pass facility, as compared to 170 employees as of June 30, 2011, which led to higher wage and employee-related benefit expenses. Higher labor costs were also due to the annual wage increase required under our union contract, which took effect in January 2012.
Maintenance costs, including maintenance labor and supplies, were $2.1 million and $0.7 million in the second quarter of 2012 and 2011, respectively. Utility charges, which primarily include electricity, were $1.2 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively.
Other costs allocated to production, including depreciation, were $6.0 million and $7.1 million for the three months ended June 30, 2012 and 2011, respectively. These costs were lower in the second quarter of 2012 due to a decline in contracted service costs.
Molycorp Silmet
Molycorp Silmet's cost of sales was $39.5 million and $20.5 million for the three months ended June 30, 2012 and 2011, respectively. The higher costs in the second quarter of 2012, as compared to the second quarter in 2011, were primarily due to increased sales and inventory write-downs. In addition, we recognized a $9.7 million write-down due to production costs in excess of net realizable value for the three months ended June 30, 2012. The weighted average cost of sales on a REO basis was approximately $33.07 per kilogram in the second quarter of 2012, as compared to approximately $39.74 per kilogram in the corresponding period in 2011. The weighted average cost of sales per kilogram excludes costs recognized for the write-down due to production costs in excess of net realizable value.
Total production costs charged to inventory were $2.8 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively. Inventory purchases were $14.3 million and $37.6 million in the second quarter of 2012 and 2011, respectively. The primary products we purchased at Molycorp Silmet during those periods were primarily mixed and rare earth carbonates and raw material related to rare metal products.
The following table provides volumes of rare earth products, rare metals and other products Molycorp Silmet produced during the second quarter of 2012 and 2011, in metric tons.

Molycorp Silmet	Three Months Ended June 30,
	2012	2011
Rare earth products:
Lanthanum products	96	211
Cerium products	276	116
Neodymium/Praseodymium products	63	81
Other products	5	26
Rare metals:
Tantalum	30	30
Niobium	151	137
Other products	174	185

Labor costs, including related employee benefits, allocated to production were $0.5 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. Chemical costs allocated to production were $0.6 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. Utility charges, which primarily include electricity, were $0.6 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively. Other costs allocated to production, including depreciation, were $1.1 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively.
MMA
MMA's cost of sales was $17.2 million and $11.1 million for the three months ended June 30, 2012 and for the period from April 15, 2011 (the acquisition date) to June 30, 2011, respectively. The weighted average cost of sales was approximately $61.27 per kilogram in the second quarter of 2012, as compared to approximately $55.72 for the period from April 15, 2011 to June 30, 2011, respectively. In addition, we recognized a $4.3 million write-down due to production costs in excess of net realizable value for the three months ended June 30, 2012. The weighted average cost of sales per kilogram excludes costs recognized for the write-down due to production costs in excess of net realizable value.
Total costs allocated to production were $6.5 million and $7.0 million for the three months ended June 30, 2012 and 2011, respectively, which includes labor, materials, depreciation and energy costs. Inventory purchases were $1.4 million and $5.4 million in the second quarter of 2012 and 2011, respectively. The primary products we purchased at MMA during those periods were dysprosium and didymium metal.
The following table provides volumes of rare earth alloys and other products MMA produced during the second quarter of 2012 and for the period from April 15, 2011 to June 30, 2011, in metric tons.

MMA	Three Months Ended June 30, 2012	Period from April 15, 2011 to June 30, 2011
Rare earth alloys:
Neodymium alloys	28	86
Samarium alloys	35	27
Other products	6	23

The total Molycorp Tolleson production of 69 mt and 136 mt for the three months ended June 30, 2012 and 2011 included approximately 25 mt and 66 mt of REO equivalent products during those respective periods. Costs allocated to production were lower during the second quarter of 2012 as compared to the period from April 15, 2011 to June 30, 2011 due to fewer production runs.
Molycorp Canada
Cost of sales for Molycorp Canada was $39.0 million for the nineteen day period ending June 30, 2012. For Molycorp

Canada, the majority of costs are represented by the purchase of raw materials. Rare earth carbonate to feed ZAMR, rare earth clay to feed JAMR and neodymium are the most significant raw materials for the Neo Powders. The reported costs include the negative impact of a $8.4 million cost of sales adjustment relating to inventory re-valuation at the time of our acquisition of Molycorp Canada. The re-valuation was consistent with the relevant accounting guidance for business combinations.
Selling, General and Administrative Expenses
Molycorp Mountain Pass
Selling, general and administrative expenses at Molycorp Mountain Pass, including stock-based compensation, were $9.0 million and $1.5 million for three months ended June 30, 2012 and 2011, respectively. These expenses also include personnel and related costs, accounting and other professional fees, information technology costs and start-up costs associated with the construction of our new facilities.
Molycorp Silmet
Selling, general and administrative expenses at Molycorp Silmet, including stock-based compensation, were $1.5 million and $1.5 million for three months ended June 30, 2012 and 2011, respectively. Our selling, general and administrative expenses at Molycorp Silmet consist primarily of personnel and related costs, accounting and other professional fees, occupancy costs and information technology costs.
MMA
Selling, general and administrative expenses at MMA, including stock-based compensation, were $0.1 million and $0.1 million for three months ended June 30, 2012 and for the period from April 15, 2011 to June 30, 2011, respectively. Our selling, general and administrative expenses at MMA consist primarily of professional fees and information technology costs.
Molycorp Canada
Selling, general and administrative expenses for Molycorp Canada was $1.7 million for the nineteen day period ending June 30, 2012, and consisted primarily of personnel and related costs, legal, accounting and other professional fees, occupancy costs and information technology costs.

Corporate Development
Corporate development expenses were $14.9 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively. This significant increase is primarily attributable to the costs we incurred in connection with the Molycorp Canada acquisition in June 2012.
Depreciation, Amortization and Accretion
We also experienced a large increase in depreciation, amortization and accretion expenses during the second quarter of 2012, as compared to the corresponding period in 2011, mainly due to the addition of approximately $492.0 million in amortizable intangible assets acquired in connection with the Molycorp Canada acquisition.
Research and Development
Consolidated research and development expenses were $6.0 million for the second quarter of 2012, as compared to $1.8 million in the corresponding period in 2011. The period over period increase is attributable primarily to our efforts to improve the efficiency of our REO processing operations, to develop new applications for individual REEs, research value added rare metals applications, and perform exploratory drilling. These expenses, which we anticipate to continue to increase, consist primarily of salaries, outside labor, material and equipment.
Interest Expenses
The larger interest expenses we incurred in the second quarter of 2012, as compared to the second quarter of 2011, related primarily to the payment of a commitment fee of approximately $7.9 million for a bridge loan we secured with a financial institution prior to the issuance of the Senior Notes in May 2012. Interest expenses were nominal in 2011 and were grouped with other expenses.

Other Expenses
Other expenses increased by approximately $34.0 million in the three months ended June 30, 2012 from the corresponding period in 2011, primarily as a result of a loss recognized upon settlement of a contingent forward contract we entered into to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada.
Capital Expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $234.9 million and $72.4 million for the three months ended June 30, 2012 and 2011, respectively. The majority of these capitalized costs relate to Project Phoenix Phase 1 and Project Phoenix Phase 2 at our Molycorp Mountain Pass facility.
Related Party Transactions
We made principal payments of $0 and $0.9 million for the three months ended June 30, 2012 and 2011, respectively, under the inventory financing arrangement with Traxys North America LLC, which we refer to as Traxys and affiliates, a subsidiary of one of our stockholders, Traxys S.a.r.l.
We and Traxys and affiliates jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Per the terms of this other arrangement, we and Traxys and affiliates split gross margin equally once all costs associated with the sale are recovered by both parties.
During three months ended June 30, 2012, but prior to June 11, 2012, we sold neodymium/ praseodymium oxides to Neo Material Technologies Inc. (the predecessor company of Molycorp Canada) for $4.3 million.
For the period from June 12, 2012 to June 30, 2012, we purchased $0.5 million worth of compounds from TMT (an equity method investee acquired as part of Molycorp Canada), and purchased metals and received services from Keli (an equity method investee acquired as part of Molycorp Canada) amounting to $5.3 million.
For the period from June 12, 2012 to June 30, 2012, we purchased $0.5 million of gallium metal from Ingal Stade (an equity method investee acquired as part of Molycorp Canada).
Foreign currency transaction gains
Net foreign currency transaction losses were $2.8 million and $0 during the three months ended June 30, 2012 and 2011, respectively. These losses relate primarily to the revaluation in Euro of U.S. dollar monetary balances owed by Molycorp Silmet. During the three months ended June 30, 2012, the U.S. dollar appreciated against the Euro by approximately 6%.

Six Months Ended June 30, 2012 and 2011

Six months ended June 30, 2012 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Molycorp Canada	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$61,011	$52,577	$31,826	$43,633	$—	$—	$189,047
Intersegment	2,232	3,922	—	14	(6,168)	—	—
Total sales	63,243	56,499	31,826	43,647	(6,168)	—	189,047
Cost of sales:
Costs excluding depreciation and amortization	(39,344)	(71,205)	(35,668)	(37,703)	30,279	—	(153,641)
Depreciation and amortization	(4,008)	(3,042)	(155)	(1,247)	—	—	(8,452)
Gross profit	19,891	(17,748)	(3,997)	4,697	24,111	—	26,954
Operating expenses:
Selling, general and administrative	(18,464)	(3,048)	(295)	(1,737)	—	(23,709)	(47,253)
Corporate development	—	—	—	—	—	(18,305)	(18,305)
Depreciation, amortization and accretion	(699)	(77)	—	(1,813)	—	(48)	(2,637)
Research and development	(4,091)	(438)	—	(1,175)	—	(3,995)	(9,699)
Operating (loss) income	(3,363)	(21,311)	(4,292)	(28)	24,111	(46,057)	(50,940)
Interest expense	—	(318)	(452)	(828)	—	(8,122)	(9,720)
Other income (expense)	89	(762)	5	(478)	—	(37,597)	(38,743)
(Loss) income before income taxes and equity earnings (loss)	$(3,274)	$(22,391)	$(4,739)	$(1,334)	$24,111	$(91,776)	$(99,403)
Equity (loss) earnings in results of affiliates	$(26,898)	$—	$—	$309	$26,898	$(793)	$(484)
Capital expenditures (c)	$488,225	$7,755	$100	$832	$—	$—	$496,912

(a)
The cost of sales elimination amount of $30,279 includes elimination of the intercompany gross profits as well as elimination of lower of cost or market adjustments related to the intercompany inventory.

(b)	Includes expenses incurred by and capital invested in the sales office in Tokyo, Japan.

(c)	On an accrual basis excluding capitalized interest.
Prior to the acquisition of Molycorp Canada on June 11, 2012, our business was organized into three operating segments: Molycorp Mountain Pass, Molycorp Silmet and MMA. The following tables provide operating and financial information of these three segments for the six months ended June 30, 2011. Some of the prior interim period captions and segments subtotals have been modified to conform to the current interim period presentation:

Six months ended June 30, 2011 (In thousands)	Molycorp Mountain Pass	Molycorp Silmet	MMA	Eliminations	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$86,609	$29,017	$10,250	$—		$125,876
Intersegment	15,947	3,639	—	(19,586)		—
Total sales	102,556	32,656	10,250	(19,586)		125,876
Cost of sales:
Costs excluding depreciation and amortization	(34,214)	(20,321)	(10,935)	10,401	—	(55,069)
Depreciation and amortization	(4,172)	(151)	(208)	—	—	(4,531)
Gross profit	64,170	12,184	(893)	(9,185)	—	66,276
Operating expenses:
Selling, general and administrative	(4,941)	(1,453)	(112)	—	(12,669)	(19,175)
Corporate development	—	—	—	—	(3,317)	(3,317)
Depreciation, amortization and accretion	(649)	—	(191)	—	—	(840)
Research and development	(3,000)	—	—	—	(17)	(3,017)
Operating income (loss)	55,580	10,731	(1,196)	(9,185)	(16,003)	39,927
Other income (expense)	$(37)	$(61)	$2	$—	$313	$217
Income before income taxes	$55,543	$10,670	$(1,194)	$(9,185)	$(15,690)	$40,144
Capital expenditures (c)	$111,966	$2,231	$—	$—		$113,497

Sales
Molycorp Mountain Pass
Molycorp Mountain Pass' sales were $63.2 million and $102.6 million for the six months ended June 30, 2012 and 2011, respectively. Decreases in sales during the six months ended June 30, 2012 were primarily due to fewer sales of feedstock to Molycorp Silmet in 2012 compared to 2011. In total, for the six months ended June 30, 2012, Molycorp Mountain Pass sold 1,197 mt of products on a REO equivalent basis at an average sales price of $52.83 per kilogram, as compared to sales of 1,684 mt of products on the same basis at an average sales price of $60.90 per kilogram for the corresponding period in 2011. We anticipate cerium, lanthanum, neodymium and praseodymium products to make up a significant percentage of our total sales until we complete Project Phoenix Phase 1. The following is a summary of sales at Molycorp Mountain Pass by product for the six months ended June 30, 2012 and 2011, in thousands.

Molycorp Mountain Pass	Six Months Ended June 30,
	2012	2011
Lanthanum products	$28,564	$27,316
Cerium products	$2,567	$42,852
Neodymium/Praseodymium products	$31,573	$29,923
Other rare earth products	$539	$2,465
Other rare earth products consist of yttrium, misch metal, erbium, and other heavy rare earth products.
Molycorp Silmet
Sales from our Molycorp Silmet facility were $56.5 million and $32.7 million for the six months ended June 30, 2012 and for the period from April 1, 2011 (the acquisition date) to June 30, 2011, respectively. In the second half of 2012, Molycorp Silmet sold 759 mt of REO equivalent products at an average sales price of approximately $34.11 per kilogram, and 161 mt of rare metals at an average sales price of approximately $174.24 per kilogram. For the period from April 1, 2011 to June 30, 2011, Molycorp Silmet sold 504 mt of REO equivalent products at an average sales price of approximately $37.46 per kilogram, and 79 mt of rare metals at an average sales price of approximately $171.20 per kilogram. The following is a summary of sales by product at Molycorp Silmet for the six months ended June 30, 2012 and the period from April 1, 2011 to June 30, 2011, in thousands.

Molycorp Silmet	Six Months Ended June 30, 2012	Period from April 1, 2011 to June 30, 2011
Rare earth products:
Lanthanum products	$3,504	$4,204
Cerium products	$13,247	$9,063
Neodymium/Praseodymium products	$9,141	$5,614
Rare metals:
Tantalum	$13,443	$6,370
Niobium	$14,611	$7,155
Other products	$2,553	$250
Other products consist of rare earth fluorides, samarium, europium, gadolinium and nitric fertilizer.
MMA
For the six months ended June 30, 2012, MMA sold rare earth alloys, custom and specialty alloys, high purity rare earth metals, and resale of other non-REO material totaling approximately 379 mt, which contained an equivalent of 65 mt of REO, for a total of $31.8 million. For the period from April 15, 2011 (the acquisition date) through June 30, 2011, MMA sold rare earth alloys, custom and specialty alloys, high purity rare earth metals, and resale of other non-REO material totaling approximately 200 mt, which contained an equivalent of 43 mt of REO, for a total of $10.3 million. As part of the acquisition of MMA, we entered into a rare earth products purchase and supply agreement with Santoku Corporation, or Santoku, through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the purchase and supply agreement. Sales to Santoku under the terms of this agreement were $24.7 million in the second half of 2012, and comprised 78% of total MMA sales. For the period from April 15, 2011 through June 30, 2011, sales to Santoku were $7.3 million and comprised 71% of total MMA sales. The following is a summary of sales by product at MMA for the six months ended June 30, 2012 and the period from April 15, 2011 through June 30, 2011, in thousands.

MMA	Six Months Ended June 30, 2012	Period from April 15, 2011 to June 30, 2011
Rare earth alloys:
Neodymium alloys	$23,432	$6,212
Samarium alloys	$2,280	$970
Other products	$6,114	$3,068
Other products include specialty alloys, small metals, metal foils and the resale of certain other materials.
Molycorp Canada
Molycorp Canada sales for the period from June 12, 2012 to June 30, 2012 were $43.6 million. Molycorp Canada sold 210 mt of rare earth products at an average sales price of approximately $104.00 per kilogram, 8 mt of rare metals at an average sales price of approximately $391.50 per kilogram, and 368 mt of Neo Powders at an average sales price of approximately $50.71 per kilogram. The following is a summary of sales by product categories at Molycorp Canada for the period from June 12, 2012 to June 30, 2012, in thousands.

Molycorp Canada	For the period from June 12, 2012 to June 30, 2012
Rare earth products	$21,853
Rare metals	$3,132
Neo Powders	$18,662

Cost of Sales
Molycorp Mountain Pass
Molycorp Mountain Pass' cost of sales was $43.4 million and $38.4 million for the six months ended June 30, 2012 and 2011, respectively. The higher costs in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, were primarily due to increased production costs. In addition, we recognized a $0 and $1.0 million write-down of work in process inventory based on estimated REO quantities, and a $9.7 million and $0.6 million write-down due to production costs in excess of net realizable value for the six months ended June 30, 2012 and 2011, respectively. The weighted average cost of sales on a REO basis at Molycorp Mountain Pass was approximately $28.14 per kilogram in the first half of 2012, as compared to approximately $22.42 per kilogram in the corresponding period in 2011. The weighted average cost of sales per kilogram excludes costs recognized for the write-down due to production costs in excess of net realizable value.
Total production costs charged to inventory were $33.0 million and $20.2 million for the six months ended June 30, 2012 and 2011, respectively. Inventory purchases and tolling costs were $4.4 million and $11.6 million in the first half of 2012 and 2011, respectively. The primary products we purchased during those periods were lanthanum oxide, cerium oxide, cerium carbonate, neodymium oxide, didymium metal and praseodymium oxide.
The following is a summary of rare earth products produced at the Molycorp Mountain Pass facility for the six months ended June 30, 2012 and 2011, in metric tons.

Molycorp Mountain Pass	Six Months Ended June 30,
	2012	2011
Lanthanum products	458	607
Cerium products	616	518
Neodymium/Praseodymium products	212	189
Production costs charged to inventory were higher during the first half of 2012 as compared to the corresponding period in 2011 due to a larger labor workforce, higher chemical, and domestic and hazard waste disposal costs. We expensed $5.4 million and $3.5 million in the six months ended June 30, 2012 and 2011, respectively, of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during these periods. We expect to attain increased production levels throughout 2012.
Chemical costs allocated to production were $9.1 million and $5.4 million for the six months ended June 30, 2012 and 2011, respectively. Chemical costs in the first six months of 2012 were higher as compared to the first six months of 2011 due to a general increase in prices for chemicals.
Labor costs, including related employee benefits, allocated to production were $12.0 million and $6.5 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had a total of 343 employees at the Molycorp Mountain Pass facility, as compared to 170 employees as of June 30, 2011, which led to higher wage and employee-related benefit expenses. Higher labor costs were also due to the annual wage increase required under our union contract, which took effect in January 2012.
Maintenance costs, including maintenance labor and supplies, were $4.0 million and $1.4 million in the first half of 2012 and 2011, respectively. Utility charges, which primarily include electricity, were $2.1 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.
Other costs allocated to production, including depreciation, were $12.4 million and $11.8 million for the six months ended June 30, 2012 and 2011, respectively. These costs were higher in the first half of 2012 due to increases in waste disposal costs and depreciation expenses as more fixed assets have been placed into service during the 2012 period.
Molycorp Silmet
Molycorp Silmet's cost of sales was $74.2 million and $20.5 million for the six months ended June 30, 2012 and for the period from April 1, 2011 (the acquisition date) to June 30, 2011, respectively. In addition, we recognized a $22.5 million write-down due to production costs in excess of net realizable value for the six months ended June 30, 2012. The weighted average cost of sales on a REO basis was approximately $34.05 per kilogram in the first half of 2012, as compared to approximately $39.74 per kilogram in the period from April 1, 2011 to June 30, 2011. This decrease is attributable primarily to lower raw material costs during the second quarter. The weighted average cost of sales per kilogram excludes costs recognized for the write-down due to production costs in excess of net realizable value.
Total production costs charged to inventory were $5.6 million and $2.4 million for the six months ended June 30, 2012 and the period from April 1, 2011 to June 30, 2011, respectively. Inventory purchases were $30.7 million and $37.6 million in the six months ended June 30, 2012 and in the period from April 1, 2011 to June 30, 2011, respectively. The primary products we purchased at Molycorp Silmet during those periods were primarily mixed and rare earth carbonates and raw material related to rare metal products.
The following table provides volumes of rare earth products, rare metals and other products Molycorp Silmet produced during the six months ended June 30, 2012 and in the period from April 1, 2011 to June 30, 2011, in metric tons.

Molycorp Silmet	Six Months Ended June 30, 2012	Period from April 1, 2011 to June 30, 2011
Rare earth products:
Lanthanum products	222	211
Cerium products	467	116
Neodymium/Praseodymium products	138	81
Other products	12	26
Rare metals:
Tantalum	70	30
Niobium	282	137
Other products	354	185

Labor costs, including related employee benefits, allocated to production were $1.0 million and $0.4 million for the six months ended June 30, 2012 and from April 1, 2011 to June 30, 2011, respectively.
Chemical costs allocated to production were $1.1 million and $0.6 million for the six months ended June 30, 2012 and from April 1, 2011 to June 30, 2011, respectively.
Utility charges, which primarily include electricity, were $1.2 million and $0.5 million for the six months ended June 30, 2012 and from April 1, 2011 to June 30, 2011, respectively.
Other costs allocated to production, including depreciation, were $2.3 million and $0.9 million for the six months ended June 30, 2012 and from April 1, 2011 to June 30, 2011, respectively.
MMA
MMA's cost of sales was $35.8 million and $11.1 million for the six months ended June 30, 2012 and for the period from April 15, 2011 (the acquisition date) to June 30, 2011, respectively. We recognized a $4.5 million write-down due to production costs in excess of net realizable value for the six months ended June 30, 2012. The weighted average cost of sales was approximately $82.76 per kilogram in the first half of 2012, as compared to approximately $55.72 per kilogram for the period from April 15, 2011 to June 30, 2011, respectively. The weighted average cost of sales per kilogram excludes costs recognized for the write-down due to production costs in excess of net realizable value.
Total allocated costs to production were $22.5 million and $7.0 million for the six months ended June 30, 2012 and the period from April 15, 2011 to June 30, 2011, respectively, which includes labor, materials, depreciation and energy costs.. Inventory purchases were $8.6 million and $5.4 million in the first six months of 2012 and from April 15, 2011 to June 30, 2011, respectively. The primary products we purchased at MMA during those periods were dysprosium and didymium metal.
The following table provides volumes of rare earth alloys and other products MMA produced in the six months ended June 30, 2012, and for the period from April 15, 2011 to June 30, 2011, in metric tons.

MMA	Six Months Ended June 30, 2012	Period from April 15, 2011 to June 30, 2011
Rare earth alloys:
Neodymium alloys	112	86
Samarium alloys	60	27
Other products	15	23

The total Molycorp Tolleson production of 187 mt and 136 mt for the three months ended June 30, 2012 and 2011 included approximately 65 mt and 66 mt of REO equivalent products during those respective periods.
Costs allocated to production were higher during 2012 as compared to the period from April 15, 2011 to June 30, 2011 due to one full year of production in 2012 compared to a partial year of production in 2011.
Molycorp Canada
Cost of sales for Molycorp Canada was $39.0 million for the nineteen day period ending June 30, 2012. For Molycorp Canada the majority of costs are represented by the purchase of raw materials. Rare earth carbonate and rare earth clay is used as feed for ZAMR and JAMR respectively. Neodymium is the most significant raw material used in the production of Neo Powders. The reported costs include the negative impact of a $8.4 million cost of sales adjustment relating to inventory re-valuation at the time of the acquisition. The re-valuation was consistent with the relevant accounting guidance for business combinations.
Selling, General and Administrative Expenses
Molycorp Mountain Pass
Selling, general and administrative expenses at Molycorp Mountain Pass, including stock-based compensation, were $18.5 million and $5.0 million for six months ended June 30, 2012 and 2011, respectively. These expenses also include personnel and related costs, accounting and other professional fees, information technology costs and start-up costs associated with the construction of our new facilities.
Molycorp Silmet
Selling, general and administrative expenses at Molycorp Silmet, including stock-based compensation, were $3.0 million and $1.5 million for six months ended June 30, 2012 and the period from April 1, 2011 to June 30, 2011, respectively. Our selling, general and administrative expenses at Molycorp Silmet consist primarily of personnel and related costs, such as legal, accounting and other professional fees, occupancy costs and information technology costs.
MMA
Selling, general and administrative expenses at MMA, including stock-based compensation, were $0.3 million and $0.1 million for six months ended June 30, 2012 and for the period from April 15, 2011 to June 30, 2011, respectively. Our selling, general and administrative expenses at MMA consist primarily of professional fees and information technology costs.
Molycorp Canada
Selling, general and administrative expenses for Molycorp Canada was $1.7 million for the nineteen day period ending June 30, 2012, and consisted primarily of personnel and related costs, legal, accounting and other professional fees, occupancy costs and information technology costs.

Corporate Development
Corporate development expenses were $18.3 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively. This significant increase is primarily attributable to the costs we incurred in connection with the Molycorp Canada acquisition in June 2012.
Depreciation, Amortization and Accretion
We also experienced a large increase in depreciation, amortization and accretion expenses during the first half of 2012, as compared to the corresponding period in 2011, mainly due to the addition of approximately $492.0 million in amortizable intangible assets acquired in connection with the Molycorp Canada acquisition.
Research and Development
Consolidated research and development expenses were $9.7 million for the six months ended June 30, 2012 as compared to $3.0 million in the corresponding period in 2011. The period over period increase is attributable primarily to our efforts to improve the efficiency of our REO processing operations, to develop new applications for individual REEs, research value added rare metals applications, and perform exploratory drilling. These expenses, which we anticipate to continue to increase, consist primarily of salaries, outside labor, material and equipment.

Interest Expenses
We incurred larger interest expenses during the six months ended June 30, 2012, as compared to the second half of 2011, as a result of a commitment fee of approximately $7.9 million we paid for a bridge loan we secured with a financial institution prior to the issuance of the Senior Notes in May 2012. Interest expenses were nominal in 2011 and were grouped with other expenses.
Other Expenses
Other expenses increased by approximately $39.0 million during the six months ended June 30, 2012 from the corresponding period in 2011, primarily as a result of a loss recognized upon settlement of a contingent forward contract we entered into to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada.
Capital Expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $496.9 million and $113.5 million for the six months ended June 30, 2012 and 2011, respectively. The majority of these capitalized costs relate to Project Phoenix Phase 1 and Project Phoenix Phase 2 at our Molycorp Mountain Pass facility.
Related Party Transactions
We made principal payments of $0.9 million and $1.7 million for the six month period ended June 30, 2012 and 2011, respectively, under the inventory financing arrangement with Traxys and affiliates.
During the six months ended June 30, 2012, but prior to June 12, 2012, we sold neodymium/ praseodymium oxides to Neo Material Technologies Inc. for $4.3 million.
Foreign currency transaction gains
Net foreign currency transaction losses were $1.2 million and $0 during the six months ended June 30, 2012 and 2011, respectively. These losses relate primarily to the Euro revaluation of U.S. dollar monetary balances owed by Molycorp Silmet. During the six months ended June 30, 2012, the U.S. dollar appreciated against the Euro by approximately 3%.

Outlook for the Remainder of 2012
We anticipate China-based producers and suppliers will continue to limit the quantity of REO available outside of China for the remainder of 2012. On several occasions, the Chinese government has recently called for greater use of rare earths for China's own domestic manufacturing as it aims to boost the use of rare earths in high-end manufacturing. During the second quarter of 2012, prices for most of our products have stabilized or declined at a much slower pace than earlier in the year. We believe this trend may continue in the third and fourth quarters of 2012, although there can be no assurance. We will continue to progressively expand our products and markets through the remainder of 2012, including market penetrations of our XSORBX® technology into the water treatment industry. Additionally, we will continue to supply Molycorp Silmet and MMA with rare earth feedstocks, and our Molycorp Mountain Pass facility will increase shipments of certain REO to Molycorp Canada's facilities in Asia for use in value added and downstream rare earth applications. However, the volume of rare earth products we are able to produce at our Molycorp Mountain Pass facility will remain limited by the capability of our existing production facilities while ramping up to Project Phoenix Phase 1 production capacity. We expect our REO production in 2012 to be between 8,000 mt and 10,000 mt across our facilities at Molycorp Mountain Pass, Molycorp Silmet and MMA. We believe that our consolidated sales in 2012 will be sufficient to fund our normal operating activities throughout the year, including consolidated selling, general and administrative expenses. Based on our ongoing monitoring of the rare earth industry and our business, we expect that our cash flow from operations for the remainder of 2012 will likely be less than we expected. Accordingly, we will need to secure additional financing for a substantial portion of our cash requirements for the remainder of 2012 and the first six months of 2013, including capital expenditures at our Mountain Pass facility and other capital projects, as well as other cash requirements, such as cash payments for the Debentures.

Capital Investments
We are incurring significant capital expenditures under our plans to modernize and expand our Molycorp Mountain Pass facility, as well as consistent expenditures to replace assets necessary to sustain safe and reliable production. Most of the facilities and equipment acquired in connection with the acquisition of the Molycorp Mountain Pass facility are at least 20 years old. We are executing an accelerated modernization plan that includes the refurbishment of the Molycorp Mountain Pass mine and related processing facilities through 2012 in order to increase our REO production. We implemented a plan to accelerate Project Phoenix Phase 1 start-up to take advantage of favorable project economics at a time when the REO markets were robust. This acceleration, if successful, will help to improve the diversity of global supply, which continues to be an urgent matter for rare earth consumers. By accelerating Project Phoenix Phase 1 start-up, we also expect to reduce the overall project risk by allowing for a more orderly and sequential startup of the various circuits and facilities of this complex project. Our capital expenditures for the engineering, procurement and construction, or EPC, portion of Project Phoenix Phase 1 and Project Phoenix Phase 2 currently are expected to total approximately $895.0 million.

Capital expenditures for other current and planned 2012 capital projects related to operations at Molycorp Mountain Pass, including post-EPC, start-up, commissioning and other costs, are expected to total approximately $138.0 million.

These estimates do not include certain other capitalizable costs such as preliminary engineering, insurance, permitting, contracting and other legal costs, post-production and plant commissioning costs and capitalized interest. We are also incurring other administrative expenses related to the construction of Project Phoenix Phase 1 and Project Phoenix Phase 2, which are expected to total approximately $10.0 million to $15.0 million in the second half of 2012.

All amounts for future capital spending are estimates that are subject to change as the projects are further developed. Capital spending for our Molycorp Mountain Pass facility plant modernization and expansion project, including Project Phoenix Phase 1, Project Phoenix Phase 2 and the other capital projects, is expected to be approximately $289.0 million for the remainder of 2012, and approximately $25.0 million in 2013, each on an accrual basis. We are encountering cost pressures on our projects and have initiated measures to mitigate certain adverse cost trends. We may incur additional costs, which may be material, if our mitigation measures are not successful.

We expect to incur capital expenditures of approximately $15.0 million for the remainder of 2012 at all our other operating facilities.

Liquidity and Capital Resources
Generally, we expect to fund operating expenses, working capital, capital expenditures and any other cash requirements from cash flow from operations and debt and equity financing. Other cash requirements may include payments in August 2012 to holders of Molycorp Canada's $230.0 million 5% subordinated unsecured convertible debentures due December 2017, or Debentures, in accordance with the change of control provisions contained in the underlying indenture. We currently estimate that cash payments resulting from the elections made by the Debentures holders under such change in control provision may total approximately $192.0 million to $230.0 million plus accrued interest from June 30, 2012. Other cash requirements may also include an additional contribution of approximately $16.6 million to IMJ though January 2013. The actual remittance amounts to IMJ will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen and the achievement of certain milestones by the joint venture.
We expect to fund the remaining capital expenditures under Project Phoenix Phase 1, Project Phoenix Phase 2 and other capital expenditures related to operations at Molycorp Mountain Pass and all other operating facilities, as well as working capital and other cash requirements, with our available cash balances of $369.3 million at June 30, 2012, anticipated future cash flow from operations and proceeds from other financing arrangements. Based on our ongoing monitoring of the rare earth industry and our business, we expect that our cash flow from operations for the remainder of 2012 will likely be less than we expected. Accordingly, we will need to secure additional financing for a substantial portion of our cash requirements for the remainder of 2012 and the first six months of 2013, including capital expenditures at our Mountain Pass facility and other capital projects, as well as other cash requirements, such as cash payments for the Debentures. We are in negotiations with various third-parties with respect to potential equipment leasing arrangements, asset-based revolving credit facilities and other financing arrangements, and are considering the issuance of equity and/or debt. We are also in negotiations with certain related persons for commercial transactions that would be provided at market terms and generate significant cash proceeds.
If we are unable to raise sufficient capital through the issuance of equity and/or debt, or other alternative sources of financing, we have the ability to exercise discretion over certain capital expenditures, which we estimate to total at least $75.0 million for the remainder of 2012. Such discretionary measures can be implemented without any material impact to our current operations or production capacity under Project Phoenix Phase 1 or Phase 2.
There can be no assurance that we will be successful in raising additional capital in the future on commercially acceptable terms, or at all.
Cash Used in Operating Activities
Net cash used in operating activities was $64.4 million during the six months ended June 30, 2012, as compared to a positive cash flow from operations of $31.4 million for the same period in 2011. This change was primarily driven by lower sales combined with a significant increase in operating expenses, including corporate development costs associated with the Molycorp Canada acquisition.
Investing Activities
Net cash used in investing activities increased to $1.0 billion in the first half of 2012 as compared to $88.6 million in the first half of 2011. This increase was due primarily to our acquisition of Molycorp Canada, higher capital expenditures as part our modernization and expansion plan at Molycorp Mountain Pass and our contributions to IMJ.
Financing Activities
Net cash provided from financing activities increased from $421.0 million in the first six months of 2011 to $1.0 billion during the six months ended June 30, 2012, due to the issuance of the $650.0 million Senior Notes, the Molymet's $390.2 million investment in our common shares, partially offset by the $5.7 million preferred dividend that we paid through June 1, 2012 and $2.2 million of other debt repayments.
Liquidity of Operating Subsidiaries
Our total $369.3 million of cash and cash equivalents at June 30, 2012 is comprised of: 1) $67.0 million held by Molycorp Minerals, LLC; 2) $1.1 million held by Molycorp Silmet; 3) $7.8 million held by MMA; 4) $293.2 million held by Molycorp Canada; and 5) $0.2 million held by the sales office in Tokyo, Japan. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Molycorp Silmet and Molycorp Canada, borrowing under certain bank loans. From time to time, the sources of liquidity for Molycorp Silmet, MMA and Molycorp Canada may be supplemented by short-term loans from Molycorp Minerals, LLC.
At June 30, 2012, Molycorp Minerals, LLC advanced funds, in the form of interest bearing unsecured promissory notes, to Molycorp Silmet for $17.4 million and to MMA for $6.0 million, including accrued interest. Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, capital expenditures and third-party debt service requirements.
Contractual Obligations
At June 30, 2012, we had the following contractual obligations, in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$10,297	$2,198	$5,556	$1,188	$1,355
Purchase obligations and other commitments(2)	326,114	322,800	1,749	538	1,027
Employee obligations(3)	1,360	1,360	—	—	—
Asset retirement obligations(4)	36,733	1,853	9,720	568	24,592
Debt and capital lease obligations, excluding interest(5)	1,194,670	266,489	249,015	10,851	668,315
Total	$1,569,174	$594,700	$266,040	$13,145	$695,289

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors. Amount includes

$2.4 million of potential environmental obligations related to defects in pond liners, and $8.0 million in acquisition related commitments.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.

(5)
Includes $230.0 million aggregate principal amount of Debentures. As required under the change in control provisions of the Debentures, holders of the Debentures have the option to either require the Company to repurchase the Debentures at par plus accrued interest, convert the Debentures to shares of Molycorp common stock, or hold the Debentures to maturity. The Debenture holders must exercise their options under the change in control provisions, if at all, on or before August 11, 2012.

Off-Balance Sheet Arrangements
As of June 30, 2012, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income, or AOCI, in both net income and other comprehensive income on the face of the financial statements. Companies will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. For the three and six month periods ended June 30, 2012, we did not have any reclassification adjustments for components of AOCI.
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

GLOSSARY OF SELECTED REEs, RARE METALS AND MINING TERMS
The following is a glossary of selected REEs, rare metals and mining terms used in this quarterly report on Form 10-Q that may be technical in nature:

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

Bonded magnet
Bonded neodymium-magnets are prepared by melt spinning a thin ribbon of the Nd-Fe-B alloy. The ribbon contains randomly oriented Nd2Fe14B nano-scale grains. This ribbon is then pulverized into particles, mixed with a polymer and either compression or injection molded into bonded magnets. Bonded magnets offer less flux than sintered magnets, but can be net-shape formed into intricately shaped parts and do not suffer significant eddy current losses.

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

Gallium
Elemental gallium is not found in nature, but it is easily obtained by smelting. Very pure gallium metal has a brilliant silvery color and its solid metal fractures conchoidally like glass. Almost all gallium is used for microelectronics.

Grade	The average REE content, as determined by assay of a metric ton of ore.
Indium
A rare, very soft, malleable and easily fusible post-transition metal that is chemically similar to gallium and thallium, and shows intermediate properties between these two. Indium's current primary application is to form transparent electrodes from indium tin oxide (ITO) in liquid crystal displays and touchscreens, and this use largely determines its global mining production. It is widely used in thin-films to form lubricated layers. It is also used for making particularly low melting point alloys, and is a component in some lead-free solders.

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
Rhenium
It is a silvery-white, heavy, third-row transition metal. With an estimated average concentration of 1 part per billion (ppb), rhenium is one of the rarest elements in the Earth's crust. The free element has the third-highest melting point and highest boiling point of any element. Rhenium resembles manganese chemically and is obtained as a by-product of molybdenum and copper ore's extraction and refinement. Nickel-based superalloys of rhenium are used in the combustion chambers, turbine blades, and exhaust nozzles of jet engines. These alloys contain up to 6% rhenium, making jet engine construction the largest single use for the element, with the chemical industry's catalytic uses being next-most important.

Samarium
Samarium (Sm) is predominantly used to produce samarium cobalt magnets. Although these magnets are slightly less powerful than NdFeB magnets at room temperature, samarium cobalt magnets can be used over a wider range of temperatures and are less susceptible to corrosion.

Sintered magnet
Sintered neodymium-magnets are prepared by the raw materials being melted in a furnace, cast into a mold and cooled to form ingots. The ingots are pulverized and milled to tiny particles. This undergoes a process of liquid-phase sintering whereby the powder is magnetically aligned into dense blocks which are then heat-treated, cut to shape, surface treated and magnetized.

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

Zirconium oxide	A white amorphous powder that is insoluble in water and highly refractory, used as a pigment for paints, a catalyst, and an abrasive.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations may be impacted by commodity prices, geographic concentration, changes in interest rates and foreign currency exchange rates.
Commodity Price Risk
Our current principal product mix, including cerium, lanthanum, neodymium, praseodymium, yttrium, europium, dysprosium, terbium, zirconium oxides, gallium, indium, rhenium, tantalum and niobium are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. A portion of our current business is conducted in the spot market; therefore, prices can vary with the transaction and individual bids received. Our products are primarily marketed to manufacturers as component materials. Prices will vary based on the demand for the end products being produced with the mineral resources we mine and process.
Our sales and profitability are determined principally by the price of the rare earth products, rare metals and magnet alloys that we produce and, to a lesser extent by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including automotive, electronics and clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no significant hedging contracts for revenues and costs in place and intend to consider hedging strategies in the future.
Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts on these commodities and we do not currently anticipate entering into derivative agreements on commodities.
Interest Rate Risk
Our exposure to the interest rate risk as a result of the variable interest debt, which totaled $37.8 million at June 30, 2012, would result in approximately $0.4 million increase/decrease in interest rate expense for every 100 basis point increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.
Foreign Currency Risk
We are exposed to fluctuations of the U.S. dollar (our reporting currency) against the functional currencies of our foreign subsidiaries, including the Euro, the Canadian dollar, the Chinese Renminbi and the Japanese Yen, when we translate our foreign subsidiaries' financial statements into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against those foreign currencies results in unrealized foreign currency translation losses (gains) with respect to assets acquired in, liabilities assumed from, intercompany balances with and results of operations from our foreign subsidiaries. Therefore, we may experience a negative impact on our comprehensive income (loss) and stockholders' equity with respect to our holdings in those subsidiaries as a result of foreign currency translation. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our foreign subsidiaries into U.S. dollars.
We are also exposed to fluctuations of the U.S. dollar against the Japanese Yen as it pertains to our investment in IMJ. We will contribute, upon achievement of certain milestones and subject to our Board of Directors' approval, Japanese Yen, or JPY, 2.5 billion in cash, or approximately $31.4 million based on the JPY/ U.S. dollar exchange rate as of June 30, 2012, in exchange of ordinary shares of the joint venture over a period of twelve months, which started in January 2012. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on its evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2012, so to provide reasonable assurance that material information required to be disclosed in reports the Company files or submits under the Exchange Act is made known to them timely.
We acquired Molycorp Canada in the second quarter of 2012. As such, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Molycorp Canada. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Seven stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of its directors, certain of its officers, and certain of its private equity investors. These cases have been filed in the Delaware Court of Chancery, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases, which were previously consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.), have been voluntarily dismissed without prejudice. The Wells and Swaggerty cases have both been dismissed without prejudice in favor of the lawsuits proceeding in the Delaware Court of Chancery. As a result, plaintiffs in the Wells and Swaggerty cases filed notices of appeal before the 10th Circuit.
The derivative complaints challenge among other things certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The complaints assert causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged unjust enrichment; (3) alleged waste of corporate assets; and (4) alleged “abuse of control.” On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures.
The Defendants have filed a motion in each case seeking to consolidate the derivative actions in one jurisdiction, and have expressed a preference for the Delaware Court of Chancery.
ITEM 1A. RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on February 28, 2012, includes a detailed discussion of our risk factors. The information presented below updates these risks and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are increasingly dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber attacks, natural disasters and defects in design. Damage, disruption, or failure of one or more information technology systems may result in interruptions to our operations. Various measures have been implemented to manage the risks related to our information technology systems, but our business, financial position or results of operations could be adversely impacted by such interruptions.
We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. We have begun the implementation of new enterprise software that we will use for our marketing, sales, manufacturing, logistics, customer service and accounting functions. If we are not able to successfully implement our new enterprise software in a timely manner across our operating segments, including our international operations, such failure could have a material adverse effect on our business, financial position and results of operations and could adversely impact the effectiveness of our internal controls over financial reporting.
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
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended.
3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010

4.1
Indenture, dated May 25, 2012, among Molycorp, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the Form of 10% Senior Secured Note due 2020) (incorporated by reference to Exhibit 4.1 to Molycorp, Inc's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on May 30, 2012)

4.2	Indenture, dated June 2, 2011, between Neo Material Technologies Inc. and Computershare Trust Company of Canada, as trustee (including the Form of Convertible Debentures)
4.3	Indenture, dated June 11, 2012, between Molycorp, Inc. and Computershare Trust Company of Canada
10.1
Registration Rights Agreement, dated May 25, 2012, among Molycorp, Inc., the Guarantors (as defined therein) and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 to Molycorp, Inc's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on May 30, 2012)

10.2
Molycorp, Inc. 2012 Employee Stock Purchase Plan, effective as of May 31, 2012 (incorporated by reference to Exhibit 10.1 to Molycorp, Inc's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on June 6, 2012)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLYCORP, INC.

August 9, 2012	By:	/s/ Mark A. Smith
Mark A. Smith President and Chief Executive Officer (Principal Executive Officer)

August 9, 2012	By:	/s/ Michael F. Doolan
Michael F. Doolan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended.
3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010

4.1
Indenture, dated May 25, 2012, among Molycorp, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the Form of 10% Senior Secured Note due 2020) (incorporated by reference to Exhibit 4.1 to Molycorp, Inc's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on May 30, 2012)

4.2	Indenture, dated June 2, 2011, between Neo Material Technologies Inc. and Computershare Trust Company of Canada, as trustee (including the Form of Convertible Debentures)
4.3	Indenture, dated June 11, 2012, between Molycorp, Inc. and Computershare Trust Company of Canada
10.1
Registration Rights Agreement, dated May 25, 2012, among Molycorp, Inc., the Guarantors (as defined therein) and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 to Molycorp, Inc's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on May 30, 2012)

10.2
Molycorp, Inc. 2012 Employee Stock Purchase Plan, effective as of May 31, 2012 (incorporated by reference to Exhibit 10.1 to Molycorp, Inc's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on June 6, 2012)

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