Form 10-Q
period 2012-09-30
Molycorp, Inc.
filed 2012-11-09
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2012, the registrant had 137,961,722 shares of common stock, par value $0.001 per share, outstanding.

MOLYCORP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOLYCORP, INC.

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$436,025	$418,855
Trade accounts receivable, net (Note 4)	88,471	70,679
Inventory (Note 5)	281,133	111,943
Deferred charges (Note 15)	12,517	7,318
Deferred tax assets (Note 15)	17,402	—
Income tax receivable	38,933	10,514
Prepaid expenses and other current assets	48,711	19,735
Total current assets	923,192	639,044
Non-current assets:
Deposits (Note 6)	23,287	23,286
Property, plant and equipment, net (Note 7)	1,363,444	561,628
Inventory (Note 5)	9,601	4,362
Intangible assets, net (Note 9)	479,173	3,072
Investments	68,006	20,000
Deferred tax assets (Note 15)	10,298	—
Goodwill (Note 11)	505,003	3,432
Other non-current assets	5,322	301
Total non-current assets	2,464,134	616,081
Total assets	$3,387,326	$1,255,125

	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$230,255	$161,587
Accrued expenses (Note 12)	66,289	12,898
Income tax payable	25,601	—
Deferred tax liabilities (Note 15)	128	1,356
Debt and capital lease obligations (Note 14)	32,935	1,516
Other current liabilities	2,096	1,266
Total current liabilities	357,304	178,623
Non-current liabilities:
Asset retirement obligation (Note 13)	20,727	15,145
Deferred tax liabilities (Note 15)	189,894	18,899
Debt and capital lease obligations (Note 14)	1,183,528	196,545
Derivative liability (Note 25)	8,846	—
Pension liabilities	2,855	—
Other non-current liabilities	3,020	683
Total non-current liabilities	1,408,870	231,272
Total liabilities	$1,766,174	$409,895
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at September 30, 2012 (Note 16)	138	84
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2012 (Note 16)	2	2
Additional paid-in capital	1,686,226	838,547
Accumulated other comprehensive loss	(9,646)	(8,481)
(Deficit) retained earnings	(74,898)	15,078
Total Molycorp stockholders’ equity	1,601,822	845,230
Noncontrolling interests	19,330	—
Total stockholders’ equity	1,621,152	845,230
Total liabilities and stockholders’ equity	$3,387,326	$1,255,125

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Sales	$205,604	$138,050	$394,651	$263,927
Costs of sales:
Costs excluding depreciation and amortization	(184,128)	(50,602)	(337,769)	(105,670)
Depreciation and amortization	(10,612)	(5,056)	(19,065)	(9,588)
Gross profit	10,864	82,392	37,817	148,669
Operating expenses:
Selling, general and administrative	(31,468)	(12,182)	(78,721)	(31,465)
Corporate development	(1,073)	(573)	(19,379)	(3,889)
Depreciation, amortization and accretion	(9,723)	(544)	(12,361)	(1,384)
Research and development	(8,929)	(2,148)	(18,628)	(5,165)
Operating (loss) income	(40,329)	66,945	(91,272)	106,766
Other (expense) income:
Other expense	(57)	(117)	(37,615)	(152)
Foreign exchange gains (losses), net	1,910	(2,000)	724	(1,850)
Interest expense, net	(5,269)	(671)	(14,989)	(461)
	(3,416)	(2,788)	(51,880)	(2,463)
(Loss) income before income taxes and equity earnings	(43,745)	64,157	(143,152)	104,303
Income tax benefit (expense)	28,956	(19,056)	58,442	(12,643)
Equity in results of affiliates	(662)	—	(1,146)	—
Net (loss) income	(15,451)	45,101	(85,856)	91,660
Net (income) loss attributable to noncontrolling interest	(3,440)	255	(4,120)	(713)
Net (loss) income attributable to Molycorp stockholders	$(18,891)	$45,356	$(89,976)	$90,947

Net (loss) income	$(15,451)	$45,101	$(85,856)	$91,660
Other comprehensive income:
Foreign currency translation adjustments	526	(5,564)	(1,165)	(4,240)
Comprehensive (loss) income	$(14,925)	$39,537	$(87,021)	$87,420
Comprehensive (loss) income attributable to:
Molycorp stockholders	(11,485)	40,346	(82,901)	87,130
Noncontrolling interest	(3,440)	(809)	(4,120)	290
	$(14,925)	$39,537	$(87,021)	$87,420
(Loss) income per share of common stock (Note 17):
Basic	$(0.19)	$0.51	$(0.97)	$1.01
Diluted	$(0.19)	$0.49	$(0.97)	$1.00

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2011	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230
Stock-based compensation (Note 18)	(601)	—	—	—	3,764	—	—	3,764	—	3,764
Issuance of shares for investment from Molymet, net of stock issuance costs (Note 16)	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Issuance of shares for interest in Molycorp Canada (Note 16)	13,862,286	14	—	—	284,130	—	—	284,144	15,761	299,905
Component of convertible debt (Note 14)	—	—	—	—	71,801	—	—	71,801	—	71,801
Deferred taxes on component of convertible debt	—	—	—	—	(27,106)	—	—	(27,106)	—	(27,106)
Issuance of shares for conversion of Debentures (Note 14)	99,723	—	—	—	1,421	—	—	1,421	—	1,421
Issuance of Primary Shares (Note 16)	13,800,000	14	—	—	132,116	—	—	132,130	—	132,130
Issuance of Borrowed Shares (Note 16)	13,800,000	14	—	—	11	—	—	25	—	25
Net (loss) income	—	—	—	—	—	—	(89,976)	(89,976)	4,120	(85,856)
Preferred dividends	—	—	—	—	(8,539)	—	—	(8,539)	—	(8,539)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(551)	(551)
Other comprehensive loss	—	—	—	—	—	(1,165)	—	(1,165)	—	(1,165)
Balance at September 30, 2012	137,957,451	$138	2,070,000	$2	$1,686,226	$(9,646)	$(74,898)	$1,601,822	$19,330	$1,621,152

See accompanying notes to the condensed consolidated financial statements.

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2010	82,291,200	$82	—	$—	$539,866	$—	$(93,435)	$446,513	$—	$446,513
Sale of Series A mandatory convertible preferred stock at $100.00 per share, net of underwriting fees and other offering costs	—	—	2,070,000	2	199,640	—	—	199,642	—	199,642
Stock-based compensation	11,570	—	—	—	4,042	—	—	4,042	—	4,042
Issuance of shares for interest in Molycorp Silmet	1,593,419	2	—	—	72,653	—	—	72,655	8,820	81,475
Component of convertible debt	—	—	—	—	36,227	—	—	36,227	—	36,227
Deferred taxes on component of convertible debt	—	—	—	—	13,437	—	—	13,437	—	13,437
Net income	—	—	—	—	—	—	90,947	90,947	713	91,660
Preferred dividends	—	—	—	—	—	—	(6,167)	(6,167)	—	(6,167)
Other comprehensive loss	—	—	—	—	—	(3,817)	—	(3,817)	(423)	(4,240)
Balance at September 30, 2011	83,896,189	$84	2,070,000	$2	$865,865	$(3,817)	$(8,655)	$853,479	$9,110	$862,589

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net (loss) income	$(85,856)	$91,660
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization and accretion	31,426	10,972
Deferred income tax benefit	(35,179)	(4,544)
Inventory write-downs	41,082	1,585
Release of inventory step-up value	26,428	10,200
Stock-based compensation expense	3,179	4,042
Amortization of debt discount	1,257	1,037
Allowance for doubtful accounts	2,500	—
Other operating adjustments	56	2,461
Net change in operating assets and liabilities (Note 22)	(32,081)	(88,689)
Net cash (used in) provided by operating activities	(47,188)	28,724
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(591,011)	(20,021)
Investment in joint venture	(28,130)	—
Deposits	(516)	2,946
Cash paid to acquire non-marketable securities	—	(20,000)
Capital expenditures	(644,683)	(160,917)
Other investing activities	4,953	19
Net cash used in investing activities	(1,259,387)	(197,973)
Cash flows from financing activities:
Capital contributions	390,225	—
Repayments of short-term borrowings—related party	—	(2,343)
Repayments of debt	(228,431)	(5,447)
Net proceeds from sale of preferred stock	—	199,642
Net proceeds from sale of common stock	132,471	—
Issuance of 10% Senior Secured Notes	635,373	—
Issuance of 6.00% Convertible Notes	395,712	—
Issuance of 3.25% Convertible Notes	—	223,100
Payments of preferred dividends	(8,539)	(6,167)
Proceeds from debt	9,456	6,337
Other financing activities	(3,331)	—
Net cash provided by financing activities	1,322,936	415,122
Effect of exchange rate changes on cash	809	(348)
Net change in cash and cash equivalents	17,170	245,525
Cash and cash equivalents at beginning of the period	418,855	316,430
Cash and cash equivalents at end of period	$436,025	$561,955

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

(1)	Basis of Presentation
Molycorp, Inc. (“Molycorp” or the “Company”) is one of the world's leading rare earth products and rare metals companies. Molycorp owns: a world-class rare earth mine and processing facilities at Mountain Pass, California (the "Molycorp Mountain Pass facility"); Molycorp Silmet, one of the largest rare earth oxide ("REO") and rare metal producers in Europe; and the only producer of rare earth alloys in the United States, Molycorp Metals and Alloys ("MMA"). Following the acquisition of Neo Material Technologies, Inc. (formerly referred to as “Neo” and now Molycorp Minerals Canada ULC or “Molycorp Canada”) on June 11, 2012, Molycorp is currently a leading global producer of neodymium-iron-boron (“NdFeB”) magnetic powders (“Neo Powders”), which are used to manufacture bonded NdFeB permanent rare earth magnets, and a leading global manufacturer and distributor of rare earths and zirconium-based engineered materials and applications, and other rare metals and their compounds.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). While the December 31, 2011 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp’s consolidated financial statements and related notes for the year ended December 31, 2011, included in Molycorp's Current Report on Form 8-K filed on August 16, 2012.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at September 30, 2012, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
As discussed in Note 15 of Molycorp’s Current Report on Form 8-K filed on August 16, 2012, the Company revised its previously reported results of operations for the third quarter of 2011 to correct an error in the elimination of intercompany sales in that interim period.
In addition, certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect results of operations.

(2)	Capital Requirements
Cash expenditures for the Molycorp Mountain Pass facility plant modernization and expansion efforts, including achieving an annual production capacity of 19,050 mt (“Project Phoenix Phase 1”), the second phase capacity expansion plan to 40,000 mt (“Project Phoenix Phase 2”) and other remaining 2012 capital projects related to operations at the Molycorp Mountain Pass facility are expected to total approximately $170.0 million for the fourth quarter of 2012, and approximately $305.0 million in the first half of 2013, respectively.

These estimated cash expenditures described above represent the estimated remaining expenditures for Project Phoenix Phase 1, Project Phoenix Phase 2 and the Company's other remaining 2012 capital projects related to operations at the Molycorp Mountain Pass facility. Including the applicable remaining expenditures, the aggregate cost of Project Phoenix Phase 1 and Project Phoenix Phase 2 is estimated to be approximately $1.25 billion for engineering, procurement and construction (“EPC”), preliminary engineering, insurance, permitting, legal, start-up, commissioning and other costs. All amounts for future capital spending are estimates that include certain discretionary amounts and are subject to change as the projects are further developed. These estimates do not include capitalized interest.
The estimated total costs for Project Phoenix Phase 1 and Project Phoenix Phase 2 include estimated additional EPC expenditures totaling up to $150.0 million for corrections resulting from certain defective engineering work, other engineering, design and scope changes and other cost increases. The Company is pursuing actions to recoup certain costs arising from defective engineering work, including making claims against applicable insurance policies, although there can be no assurance that the Company will be able to recoup all or any portion of such costs. The Company regularly monitors its capital projects to identify opportunities to reduce their total costs.
Anticipated capital expenditures at all other operating facilities of the Company are expected to be approximately $10.0 million during the fourth quarter of 2012. See Note 7.
Other cash requirements include planned contributions to Intermetallics Japan (“IMJ”), the Company's joint venture to manufacture sintered NdFeB permanent rare earth magnets. Molycorp will invest, upon achievement of certain milestones, Japanese Yen (JPY) 2.5 billion in cash, in exchange for ordinary shares of IMJ. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture. The Company invested $27.7 million (representing JPY 2.2 billion) to IMJ through September 30, 2012, and plans to invest an additional JPY 300 million (or approximately $3.8 million based on the JPY/ U.S. dollar exchange rate at September 30, 2012) in September 2013. See Note 10. The Company also anticipates making cash investments in other current and new ventures consistent with its mine-to-magnets strategy totaling approximately $8.0 million in the fourth quarter of 2012 and approximately $20.0 million in 2013.
Molycorp expects to fund the remaining capital expenditures under Project Phoenix Phase 1, Project Phoenix Phase 2 and other capital expenditures related to operations at the Molycorp Mountain Pass facility and all other operating facilities, as well as working capital and other cash requirements, with its available cash balances of $436.0 million at September 30, 2012, anticipated future cash flow from operations, and potential proceeds from revolving credit facilities or certain equipment financing that the Company is currently pursuing in its normal process of properly managing its cash and working capital requirements.
There can be no assurance that the Company will be successful in securing access to additional cash proceeds through the revolving credit facilities and lease or loan financing for certain equipment that it is currently pursuing, or other forms of financing on commercially acceptable terms, or at all. Accordingly, if necessary, the Company believes it has the ability to curtail capital expenditures and revise its current business plan to the extent necessary to preserve adequate liquidity sufficient to sustain operations.

(3)	Segment Information
In the third quarter of 2012, management reorganized the Company's operations into four new reportable segments to better reflect its primary activities as a global rare earth and magnetics enterprise: Resources; Chemicals and Oxides; Magnetic Materials and Alloys; and Rare Metals. The new composition of the Company's reportable segments is based on a combination of product lines and technologies aligned with its mine-to-magnet strategy.

The Resources segment includes: the Company's operations at its Molycorp Mountain Pass facility where it conducts rare earth minerals extraction to produce rare earth concentrates; REO, including lanthanum, cerium, didymium, neodymium, praseodymium and yttrium; heavy rare earth elements, such as samarium, europium, gadolinium, terbium, dysprosium, and others; didymium rare earth metal; and SorbXTM (formerly XSORBX), a line of proprietary rare earth-based water treatment products.

The Chemicals and Oxides segment includes: production of REO at the Company's operations in Sillamäe, Estonia; heavy rare earths from the Company's facilities in Jiangyin, Jiangsu Province, China; and production of REO, salts of rare earth elements ("REEs"), zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Company's facilities in Zibo, Shandong Province, China. Rare earths products and zirconium-based engineered products are primarily supplied to the automotive catalyst, electronics, ceramic, clean technology and glass industries.

The Magnetic Materials and Alloys segment includes: the production of Neo Powders through Molycorp's wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand, under the Molycorp Magnequench brand. Neo Powders are used to make bonded magnets for a variety of electronic and mechanical products such as micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. This operating segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at the Company's facility in Tolleson, Arizona.

The Rare Metals segment comprises: Molycorp's production of gallium, indium, tantalum and rhenium from its operations in Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario; Napanee, Ontario; Sagard, Germany; and Hyeongok Industrial Zone in South Korea. This operating segment also includes tantalum and niobium from the Company's operations in Sillamäe, Estonia. Rare metals are primarily used in the wireless, light-emitting diode, flat panel display, turbine, solar and catalyst industries.

The asset retirement obligation is recognized only within the Resources segment, and certain government grants are applicable only to the Estonian operations within the Chemicals and Oxides and Rare Metals segment. In addition, the annual profit earned from the Estonian operations are not taxed. In accordance with the Estonian Income Tax Act, only distribution of annual profit is subject to income tax in Estonia. Intersegment sales and transfers are based on similar arms-length transactions with third parties at the time of the sale.
    As noted below, some of the information for the nine months ended September 30, 2012 is actually for the period from June 12, 2012 (following the acquisition of Molycorp Canada) through September 30, 2012.

Three months ended September 30, 2012 (In thousands)	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$17,150	$87,820	$74,789	$25,845	$—		$205,604
Intersegment	3,745	11,559	—	—	(15,304)		—
Total sales	$20,895	$99,379	$74,789	$25,845	$(15,304)		$205,604

Depreciation, amortization and accretion	$(4,035)	$(5,685)	$(8,857)	$(1,715)	$—	$(43)	$(20,335)

Operating (loss) income	$(23,966)	$2,149	$1,419	$(3,774)	$369	$(16,526)	$(40,329)

(Loss) income before income taxes and equity earnings	$(25,506)	$1,201	$1,215	$(3,812)	$369	$(17,212)	$(43,745)

Total assets at September 30, 2012 (d)	$1,686,524	$565,673	$536,299	$79,996	$(161,201)	$178,465	$2,885,756

Capital expenditures (c)	$187,611	$2,597	$1,432	$2,837	$—	$1,387	$195,864

Nine months ended September 30, 2012 (In thousands)	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$78,162	$134,158	$125,277	$57,054	$—		$394,651
Intersegment	5,977	15,496	—	—	(21,473)		—
Total sales	$84,139	$149,654	$125,277	$57,054	$(21,473)		$394,651

Depreciation, amortization and accretion	$(8,743)	$(7,419)	$(10,810)	$(4,358)	$—	$(96)	$(31,426)

Operating (loss) income	$(23,594)	$(21,863)	$(1,544)	$(1,947)	$24,480	$(66,804)	$(91,272)

(Loss) income before income taxes and equity earnings	$(25,044)	$(23,663)	$(2,381)	$(2,998)	$24,480	$(113,546)	$(143,152)

Capital expenditures (c)	$675,836	$6,615	$1,612	$6,955	$—	$1,733	$692,751
________________________

(a)
The net elimination in operating results includes cost of sales elimination of $15,673 for three months ended September 30, 2012, and $45,952 for the nine months ended September 30, 2012. The cost of sales elimination consists of the intercompany gross profits as well as elimination of lower of cost or market adjustments related to intercompany inventory. The $161,201 of total assets elimination is comprised of $159,009 of intercompany investments and $2,192 of intercompany accounts receivable and profits in inventory.

(b)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Other consists of nominal expenses incurred by the sales office in Tokyo, Japan. Total corporate assets is comprised primarily of cash and cash equivalents.

(c)	On an accrual basis excluding capitalized interest.

(d)	Excludes goodwill of $501.6 million arising on the Molycorp Canada acquisition which has not been allocated to its operating segments.

In prior periods, the basis of segmentation of the Company's activities was the location of its operations. As a result of the changes in the composition of the Company's reportable segments discussed above, the prior period operating segments presentation has been revised for comparative purposes. Some of the information under Chemicals and Oxides and Rare Metals for the nine months ended September 30, 2011 is actually for the period from April 1, 2011 (the beginning of the reporting period of Molycorp Silmet) through September 30, 2011. Some of the information under Magnetic Materials and Alloys for the nine months ended September 30, 2011 is actually for the period from April 15, 2011(the beginning of the reporting period of MMA) through September 30, 2011.

Three months ended September 30, 2011 (In thousands)	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(e)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$94,342	$15,927	$14,449	$13,332	$—		$138,050
Intersegment	30,535	6,652	—	—	(37,187)		—
Total sales	$124,877	$22,579	$14,449	$13,332	$(37,187)		$138,050

Depreciation, amortization and accretion	$(2,715)	$(1,627)	$128	$(1,386)	$—	$—	$(5,600)

Operating income (loss)	$101,727	$2,682	$610	$(3,148)	$(22,329)	$(12,597)	$66,945

Income (loss) before income taxes	$101,606	$1,559	$614	$(4,121)	$(22,329)	$(13,172)	$64,157

Total assets at September 30, 2011	$632,098	$52,955	$33,032	$69,361	$(154,710)	$552,706	$1,185,442

Capital expenditures (c)	$106,162	$2,300	$—	$—	$—	$—	$108,462

(e)	The total assets elimination of $154,710 is comprised of $102,357 of intercompany investments and $52,353 of intercompany accounts receivable and profits in inventory.

Nine months ended September 30, 2011 (In thousands)	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$180,951	$31,419	$24,699	$26,858	$—		$263,927
Intersegment	46,482	10,290	—	—	(56,772)		—
Total sales	$227,433	$41,709	$24,699	$26,858	$(56,772)		$263,927

Depreciation, amortization and accretion	$(7,538)	$(1,707)	$(271)	$(1,456)	$—	$—	$(10,972)

Operating income (loss)	$163,392	$10,333	$(586)	$(175)	$(31,514)	$(34,684)	$106,766

Income (loss) before income taxes	$163,234	$9,232	$(580)	$(1,124)	$(31,514)	$(34,945)	$104,303

Capital expenditures (c)	$218,128	$4,672	$—	$—	$—	$—	$222,800

(4)	Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts on a quarterly basis. At September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $2.6 million and $0, respectively.

(5)	Inventory
At September 30, 2012 and December 31, 2011, inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Current:
Concentrate stockpiles	$5,666	$3,704
Raw materials	93,909	44,770
Work in process	60,754	16,602
Finished goods	114,671	45,045
Materials and supplies	6,133	1,822
Total current	$281,133	$111,943
Long-term:
Concentrate stockpiles	$1,322	$1,144
Raw materials	8,279	3,186
Finished goods	—	32
Total long-term	$9,601	$4,362
Assessment of normal production levels
For the three months ended September 30, 2012 and 2011, Molycorp determined that $3.9 million and $0.8 million, respectively, of production costs would have been allocated to additional production, assuming Molycorp had been operating at normal production ranges. For the nine months ended September 30, 2012 and 2011, the Company determined that $9.8 million and $4.3 million, respectively, of production costs would have been allocated to additional production, assuming the Company had been operating at normal production ranges. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter.
Write-downs of inventory
As a result of production or purchase costs in excess of net realizable value, the Company recognized write-downs of inventory of $15.0 million and $0 for the three months ended September 30, 2012 and 2011, respectively, and $41.1 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively. In addition, the Company recognized write-downs of work-in-process and stockpile inventory totaling $0 and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0 and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively, based on adjustments to estimated REO quantities.

(6)	Deposits
The Company had $23.3 million in deposits reported as non-current assets at September 30, 2012 and December 31, 2011, respectively. The deposits at September 30, 2012 consist of $20.6 million under an escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company ("Kern River"), $1.5 million related to the Company’s construction insurance program and $1.2 million comprised primarily of other deposit requirements.

(7)	Property, Plant and Equipment, net
The Company capitalized $218.1 million and $108.5 million in plant modernization and other capital costs for the three months ended September 30, 2012 and 2011, respectively, and $728.2 million and $222.8 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts include capitalized interest of $22.2 million and $3.1 million for the three months ended September 30, 2012 and 2011, respectively, and $35.5 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively.
Capital expenditures under Project Phoenix Phase 1 and Project Phoenix Phase 2, and other capital projects related to operations at the Molycorp Mountain Pass facility, totaled $185.5 million and $102.2 million for the three months ended September 30, 2012 and 2011, respectively, and $664.1 million and $208.2 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts are on an accrual basis and exclude capitalized interest.
At September 30, 2012 and December 31, 2011, property, plant and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$12,292	$11,059
Land improvements	63,268	15,748
Buildings and improvements	112,182	23,677
Plant and equipment	157,970	68,441
Vehicles	2,526	1,235
Computer software	5,067	3,002
Furniture and fixtures	733	464
Construction in progress (a)	1,006,632	436,547
Capital Leases	15,658	—
Mineral properties	24,399	24,692
Property, plant and equipment at cost	1,400,727	584,865
Less accumulated depreciation	(37,283)	(23,237)
Property, plant and equipment, net	$1,363,444	$561,628

(a)	Represents costs incurred for Project Phoenix Phase 1 and Project Phoenix Phase 2 and all other capital projects. See Note 2.

(8)	Mineral Properties and Development Costs
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company began depleting mineral properties in 2012 using the units of production method over estimated proven and probable reserves. For the three and nine months ended September 30, 2012, the Company capitalized a nominal amount of depletion costs in work-in-process inventory related to the reserves that were mined and crushed during these periods.

(9)	Intangible Assets
At September 30, 2012 and December 31, 2011, amortizable intangible assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Customer relationships	$350,925	$2,153
Rare earth quotas	80,300	—
Patents	39,753	—
Trade name	16,586	786
Land use rights	3,420	—
Other	4,419	516
Gross carrying amount	495,403	3,455
Less accumulated amortization	(16,230)	(383)
Net carrying amount	$479,173	$3,072
At September 30, 2012, the net carrying amounts of customer relationships, rare earth quotas, patents, trade name, and other intangible assets included preliminary estimates of $476.4 million as a result of the Molycorp Canada acquisition. The Company expects to complete the final determination of these estimates and related estimated lives for amortizable intangible assets no later than the second quarter of 2013.

(10)	Investments
Boulder Wind Power, Inc.
On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power, Inc. Series B convertible preferred stock, which is accounted for at cost. At September 30, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
Intermetallics Japan Joint Venture
On November 28, 2011, Molycorp, Daido Steel Co., Ltd. (“Daido”) and Mitsubishi Corporation (“Mitsubishi”) entered into a preliminary shareholders agreement for the purpose of establishing a new private company, IMJ, to manufacture sintered NdFeB permanent rare earth magnets. The capital contribution ratio of the newly formed company is 30.0% by Molycorp, 35.5% by Daido and 34.5% by Mitsubishi. According to the definitive shareholders agreement, which was signed in January 2012, Molycorp will contribute, upon achievement of certain milestones and subject to the approval of Molycorp’s Board of Directors, Japanese Yen (JPY) 2.5 billion in cash in exchange for ordinary shares of IMJ over a period of twelve months. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture. The Company contributed $27.7 million (representing JPY 2.2 billion) to IMJ through September 30, 2012.
Molycorp accounts for this investment under the equity method because it has the ability to exercise significant influence over the operating and financial policies of IMJ, as evidenced by Molycorp’s ownership share and its proportional voting rights and representation in the Board of Directors of IMJ. The condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2012 include a loss of $0.2 million and $0.8 million, respectively, associated with this equity method interest.
Ganzhou Keli Rare Earth New Material Co., Ltd.
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 25% ownership interest in Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), a company that converts REO into metals for use in Neo Powders. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $12.2 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Keli, as evidenced by Molycorp’s ownership share and its proportional voting rights. The condensed consolidated statements of operations and comprehensive income include a gain of $0.3 million for the period from June 12, 2012 to September 30, 2012 associated with this equity method ownership interest.

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
Ingal Stade GmbH
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 50% ownership interest in Ingal Stade GmbH (“Ingal Stade”), a joint venture facility in Stade, Germany, which extracts gallium metal from alumina smelter bayer liquor with purity level of 5N (99.999%) or higher. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $4.9 million. Molycorp accounts for this ownership interest under the equity method.
Atlantic Metals & Alloys, LLC
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 19.5% ownership interest in Atlantic Metals & Alloys, LLC, a company which provides refining services for residues and scrap of the rare and platinum group metals. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $1.4 million. Molycorp accounts for this ownership interest under the cost method. At September 30, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
Vive Crop Protection
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 7% ownership interest in Vive Crop Protection, a company that specializes in the formulation of active ingredients used in crop protection. The preliminary purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $0.9 million. Molycorp accounts for this ownership interest under the cost method. At September 30, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

(11)	Acquisitions
On June 11, 2012, Molycorp completed the acquisition of all of the outstanding equity of Molycorp Canada's predecessor company pursuant to the terms of an arrangement agreement (the "Arrangement Agreement") for an aggregate purchase price of approximately $1,192.3 million. Pursuant to the Arrangement Agreement, Molycorp Canada's former shareholders elected to receive: (a) cash consideration equal to Canadian dollars ("Cdn") $11.30 per share of Molycorp Canada's predecessor company's common stock; or (b) share consideration of 0.4242 shares of Molycorp common stock or 0.4242 shares (the "Exchangeable Shares") issued by MCP Exchangeco Inc., Molycorp's wholly-owned Canadian subsidiary, which are exchangeable for shares of Molycorp's common stock on a one for one basis, per each share of Molycorp Canada's predecessor company's common stock; or (c) a combination of cash and shares of Molycorp common stock or Exchangeable Shares, all subject to the proration mechanics set forth in the Arrangement Agreement.
The consideration paid to Molycorp Canada's former shareholders was comprised of approximately $908.2 million in cash, exclusive of realized losses on the contingent forward contract to purchase $870.0 million Canadian dollars, accounted for as a separate transaction apart from the business combination, as further discussed in Note 25. Additionally, 13,545,426 shares of Molycorp common stock and 507,203 Exchangeable Shares were issued and collectively valued at $284.1 million based on the closing price of the Company's common stock on the acquisition date in accordance with the relevant accounting guidance. The Exchangeable Shares have no par value.
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

The fair value of the accounts receivable acquired includes trade receivables of $101.5 million, which are considered to be fully collectible at September 30, 2012.
Molycorp Canada's intangible assets subject to amortization relate to: a) customer relationships of $348.1 million with a weighted average useful life of approximately fifteen years; b) rare earth quotas of $80.3 million with a useful life of approximately 11 years; c) patents of $39.8 million with a weighted average useful life of approximately two years; d) trade name of $15.8 million with a useful life of approximately ten years; and e) other of $7.8 million with a weighted average useful life of approximately twelve years.
Goodwill associated with the Molycorp Canada acquisition arose primarily because of Molycorp Canada's proven leadership in the development, processing, and distribution of technically advanced rare earth products; greater exposure to the world’s largest and fastest-growing rare earths consuming market; deferred tax liabilities and expected synergies that do not qualify for separate recognition. The goodwill is not amortized and is not deductible for tax purposes. As the purchase price allocation is not complete, the Company has not assigned the goodwill to its various reporting units.
The amounts of Molycorp Canada's sales, earnings and earnings per share included in the Company’s condensed consolidated statements of operations since the acquisition date, and the sales, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2011, are as follows:

(In thousands, except per share amounts)	Sales	Net Income (Loss)	Net Income (Loss) Attributable To Molycorp	EPS Basic
Actual July 1, 2012 to September 30, 2012 (acquiree)	$162,764	$1,118	$(2,322)	$(0.02)
Actual June 11, 2012 to September 30, 2012 (acquiree)	$206,397	$1,165	$(2,955)	$(0.03)
Unaudited pro forma January 1, 2012 to September 30, 2012 (combined entity)	$729,469	$(74,229)	$(82,056)	$(0.77)
Unaudited pro forma July 1, 2011 to September 30, 2011 (combined entity)	$385,889	$108,386	$105,947	$0.94
Unaudited pro forma January 1, 2011 to September 30, 2011 (combined entity)	$860,707	$200,951	$192,300	$1.69
The unaudited pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Molycorp Canada acquisition had taken place on January 1, 2011.
The unaudited pro forma sales, earnings and earnings per share of the combined entity above are adjusted: a) to eliminate the effect of sales and costs that occurred previous to the business combination between the Company and Molycorp Canada; b) to reflect the net incremental depreciation and amortization expense as a result of the allocation of the purchase price to certain depreciable and amortizable assets with useful lives ranging from two to 30 years; c) the tax effect of unaudited pro forma adjustments using the Molycorp federal, state and international statutory tax rates based on the applicable tax jurisdictions; and d) the estimated net increase of interest expense associated with the issuance of the Company's 10% Senior Secured Notes (as defined below) as part of the acquisition. The unaudited pro forma earnings of the combined entity for the nine months ended September 30, 2012 were also adjusted to exclude $115.2 million of non-recurring direct transaction costs. The weighted average number of shares outstanding utilized in the EPS basic calculation have been adjusted to reflect the additional shares issued pursuant to the acquisition of Molycorp Canada and the related Molibdenos y Metales S.A. equity financing further discussed in Note 16.
For the three and nine months ended September 30, 2012, the Company recognized approximately $0.5 million and $62.0 million, respectively, of transaction costs related to the Molycorp Canada acquisition in the condensed consolidated statements of operations and comprehensive income as follows:

(In thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Corporate development
Legal, accounting and advisory fees	$465	$16,498
Other expenses:
Contingent forward contract loss	$—	$37,589
Interest expense:
Bridge loan fee	$—	$7,937
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
The pro forma sales, earnings and earnings per share of the Company had both acquisitions occurred on January 1, 2011, are as follows:

(In thousands, except per share amounts)	Sales	Net Income	Net Income Attributable To Molycorp	EPS Basic
Unaudited pro forma January 1, 2011 to September 30, 2011 (combined entity)	$297,400	$104,170	$103,457	$1.17
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
Generally, the acquisition-date fair value of shares of common stock transferred by the acquirer is the closing price of that stock on the same date adjusted by a discount that a market participant would require as a result of any restrictions on the sale or transferability of the stock. The fair value of common stock of $72.7 million disclosed in the table above is based on the closing price of the Company’s common stock on the acquisition date, net of an estimated discount of 23% that a market participant would require given that issuance of the shares of common stock Molycorp transferred in consideration to AS Silmet Grupp was not registered under the Securities Act of 1933 (the "Securities Act") and such shares were subject to certain lock-up provisions, which limited AS Silmet Grupp’s ability to sell these shares. AS Silmet Grupp retained a 9.977% ownership interest in Molycorp Silmet on the acquisition date; Molycorp acquired the other 10.023% from Treibacher Industrie AG for $9.0 million in cash also on April 1, 2011.
On October 24, 2011, the Company acquired the remaining 9.977% ownership interest in Molycorp Silmet for $10.0 million in cash, which resulted in an adjustment to Additional Paid-In Capital of $0.4 million for the difference between the consideration paid and the carrying value of the noncontrolling interest at October 24, 2011.
The Molycorp Silmet acquisition provided Molycorp with a European base of operations and increased the Company’s yearly REO production capacity by approximately 3,000 mt. Molycorp Silmet sources a portion of rare earth feed stocks for production of its products primarily from the Molycorp Mountain Pass facility. The main focus of Molycorp Silmet is on the production of REO and metals, including didymium metal, a critical component in the manufacture of NdFeB permanent rare earth magnets. Molycorp Silmet’s manufacturing operation is located in Sillamäe, Estonia.
MMA
On April 15, 2011, Molycorp completed the acquisition from Santoku Corporation (“Santoku”) of all the issued and outstanding shares of capital stock of Santoku America, Inc., which is now known as MMA, an Arizona-based corporation, in an all-cash transaction for $17.5 million. The acquisition provided Molycorp with access to certain intellectual properties relative to the development, processing and manufacturing of neodymium and samarium magnet alloy products. As part of the stock purchase agreement, Santoku will provide consulting services to Molycorp for the purpose of maintaining and enhancing the quality of MMA’s products. Molycorp and Santoku also entered into five-year marketing and distribution agreements for the sale and distribution of neodymium and samarium magnet alloy products produced by each party. Additionally, the parties entered into a rare earth products purchase and supply agreement through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement.

(12)	Accrued Expenses
Accrued expenses at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Defined contribution plan	$1,928	$1,088
Professional fees	4,456	—
Accrued payroll and related benefits	8,246	3,024
Sales and use tax	9,412	1,367
Bonus accrual	3,683	4,845
Interest payable	27,733	345
Advance from customer	2,898	—
Other accrued expenses	7,933	2,229
Total accrued expenses	$66,289	$12,898

(13)	Asset Retirement Obligation
The following table presents the activity in the Company’s asset retirement obligation for the nine months ended September 30, 2012, and for the year ended December 31, 2011 (in thousands):

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance at beginning of period	$15,541	$12,471
Obligations settled	(1,487)	(1,030)
Accretion expense	897	955
Revisions in estimated cash flows	7,872	2,508
Gain on settlement	—	637
Balance at end of period	$22,823	$15,541
The balances above for the nine months ended September 30, 2012 and the year ended December 31, 2011, include a short-term portion of $2.1 million and $0.4 million, respectively, which were recorded under other current liabilities. The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At September 30, 2012, the Company had financial assurance requirements of $28.8 million, which were satisfied with surety bonds placed with California state and regional agencies.

(14)	Debt and Capital Lease Obligations
On August 22, 2012, the Company issued of $360.0 million aggregate principal amount of its 6.00% Convertible Senior Notes due 2017 (the “6.00% Convertible Notes”). On August 28, 2012, the underwriters of the 6.00% Convertible Notes exercised their option to purchase an additional $54.0 million aggregate principal amount of the 6.00% Convertible Notes. Total net proceeds from the issuance of the 6.00% Convertible Notes were $395.7 million, after deducting the underwriting discounts and commissions. Certain of the Company's directors, officers and other related parties purchased $6.4 million of the aggregate principal amount of the 6.00% Convertible Notes, for which the Company did not pay any underwriting discounts and commissions.
The 6.00% Convertible Notes are Molycorp's senior unsecured obligations with interest payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2013. The 6.00% Convertible Notes will mature on September 1, 2017, unless earlier repurchased, redeemed or converted in accordance with their terms, and will be convertible at any time prior to the second scheduled trading day immediately preceding the maturity date into shares of common stock, cash, or a combination thereof, at Molycorp's election. The conversion rate will initially be 83.333 shares of common stock per $1,000 principal amount of 6.00% Convertible Notes (equivalent to an initial conversion price of approximately $12 per share of common stock), subject to customary adjustments. Molycorp will have the right to redeem the 6.00% Convertible Notes on or after September 1, 2015 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Molycorp provides notice of redemption at a redemption price equal to 100% of the principal amount of the 6.00% Convertible Notes to be redeemed, plus accrued and unpaid interest. The 6.00% Convertible Notes rank equal in right of payment to existing and future liabilities that are not expressly subordinated to the 6.00% Convertible Notes, and rank effectively junior to Molycorp's existing and future secured indebtedness.
The Company separately accounts for the liability and equity components of convertible debt instruments, such as the 6.00% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 6.00% Convertible Notes. The effective interest rate on the liability component is 4.6%. The equity component of the 6.00% Convertible Notes is included in the additional paid-in capital section of stockholders' equity on the condensed consolidated balance sheet as of September 30, 2012, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 6.00% Convertible Notes. As of September 30, 2012, Molycorp recognized a liability component related to the 6.00% Convertible Notes of $328.5 million, which includes a cumulative accretion of $1.5 million related to both the underwriting discounts and the additional discount on the liability component, and an equity component of $68.7 million. The amount of interest costs recognized for the three months ended September 30, 2012 relating to both the contractual interest coupon and amortization of the discount on the liability component was $3.8 million, which was substantially capitalized. Transaction costs related to the issuance of the 6.00% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs (recognized as interest expense over the life of the 6.00% Convertible Notes using the effective interest method) and equity issuance costs (charged against equity), respectively.

Concurrently with, and in order to facilitate the offering of the 6.00% Convertible Notes, the Company entered into a share lending agreement with Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, under which it agreed to loan to MSCS up to a total of 13,800,000 shares of its common stock (the “Borrowed Shares”)during a period beginning on the date the Company entered into the share lending agreement and ending on or about the maturity date of the 6.00% Convertible Notes, or, if earlier, on or about the date as of which all of the 6.00% Convertible Notes cease to be outstanding as a result of redemption, repurchase, conversion or other acquisition for value. MSCS may terminate all or any portion of the Borrowed Shares at any time, and the Company and MSCS may terminate any or all of the outstanding Borrowed Shares upon a default by the other party under the share lending agreement, including certain breaches by MSCS of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of Molycorp or MSCS. The Company issued a total of 13,800,000 Borrowed Shares between August 22, 2012 and August 23, 2012 and received no proceeds, but only a nominal lending fee from MSCS for the use of these loaned shares, which represented the fair value assigned to it. For corporate law purposes, the Borrowed Shares are issued and outstanding. However, under the share lending agreement, MSCS has agreed: to pay to Molycorp an amount equal to cash dividends, if any, that Molycorp pays on the Borrowed Shares; to pay or deliver, as the case may be, to the Company any other distribution, other than in a liquidation or a reorganization in bankruptcy, that the Company makes on the Borrowed Shares; and not to vote on the Borrowed Shares on any matter submitted to a vote of Molycorp's stockholders. In view of the contractual undertakings of MSCS in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, the Borrowed Shares will not be considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.
             On May 25, 2012, Molycorp issued $650.0 million aggregate principal amount of senior secured notes due 2020 (the "Senior Notes") in an offering exempt from the registration requirements of the Securities Act. Total net proceeds from the issuance of the Senior Notes were $635.4 million after deducting the initial purchasers' discounts. The Senior Notes bear interest at the rate of 10% per year payable on June 1 and December 1 of each year beginning on December 1, 2012. At any time and from time to time prior to June 1, 2016, the Company may redeem any of the Senior Notes at a price equal to 100% of the principal amount thereof plus an applicable make-whole premium and accrued and unpaid interest. At any time and from time to time from and after June 1, 2016, Molycorp may redeem the Senior Notes, in whole or in part, at a redemption price for the Senior Notes plus accrued and unpaid interest, initially at 105% of the principal amount thereof, but gradually declining to 100% of the principal amount thereof. In addition, at any time and from time to time prior to June 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more permitted sales of Molycorp’s capital stock at a redemption price (expressed as a percentage of principal amount) of 110% plus accrued and unpaid interest. Upon the occurrence of a change of control, Molycorp will be required to offer to repurchase all of the Senior Notes. The Senior Notes are senior secured obligations of Molycorp and are guaranteed by certain of Molycorp’s domestic subsidiaries ("Guarantors"). The Senior Notes are secured by first-priority security interest on substantially all of the property and assets of the Company and the Guarantors, subject to a number of exceptions as described in the indenture governing the Senior Notes. A substantial portion of the net proceeds from the offering of the Senior Notes was used to fund the cash consideration the Company paid for Molycorp Canada, with the remainder used for general corporate purposes. The Company, the Guarantors and the initial purchasers of the Senior Notes agreed that the Company and the Guarantor will file an exchange offer registration statement with the SEC within 180 days of the May 25, 2012 issuance date, and use their respective commercially reasonable efforts to have it declared effective at the earliest possible time and in any event within 270 days following the issuance date.
As a result of the Molycorp Canada acquisition, the Company assumed $230.0 million principal amount of subordinated unsecured convertible debentures of the predecessor of Molycorp Canada due December 2017 (the “Debentures”) maturing on December 31, 2017. The Debentures bear interest at 5.00% per annum and are convertible at $13.80 per share of Molycorp Canada's predecessor company. As required under the change of control provisions contained in the original underlying indenture, holders of the Debentures had the option to either require the Company to repurchase the Debentures at par plus accrued interest, convert the Debentures into common shares of Molycorp Canada's predecessor company, including a number of additional “make-whole” shares, or hold the Debentures to maturity. In August 2012, holders of $9.4 million aggregate principal amount of Debentures elected to convert, while holders of $217.9 million aggregate principal amount of Debentures elected to early redeem their Debentures for cash plus accrued interest. Under the term of the indenture governing the Debentures, as amended at the time of the Molycorp Canada acquisition, the holders of the Debenture that converted received, at their election and in lieu of receiving shares of Molycorp Canada's predecessor company, the same cash and/or share consideration that was paid to Molycorp Canada's former shareholders in connection with the acquisition of Molycorp Canada, subject to the same pro-ration calculation, as if such holders had converted immediately prior to the acquisition. As a result of the conversion, a total of $8.0 million, including accrued interest, was paid in cash with the remainder converted into 99,723 shares of Molycorp common stock. Total interest cost related to the Debentures for the period from June 12, 2012 to September 30, 2012 was $0.6 million, inclusive of the interest accrued and paid upon the August 2012 repurchase. As of September 30, 2012, $2.7 million principal amount of the Debentures was outstanding.

Additional short-term indebtedness was assumed as part of the acquisition of Molycorp Canada totaling $31.5 million, at September 30, 2012, which relates to various bank loans maturing between July 2012 and December 2012 with a weighted average interest rate of approximately 4.22%.
On September 1, 2010, Molycorp and Kern River entered into a firm Transportation Service Agreement ("TSA") under which Kern River agreed to construct and operate facilities necessary to provide natural gas transportation services to the Mountain Pass facility. Under the terms of the TSA, Molycorp agreed to pay Kern River for the cost attributable to the design, permitting, and construction of the delivery facilities through a transportation service charge of approximately $0.4 million per month for ten years. This charge includes reimbursement to Kern River for construction of the delivery facilities and installation, as well as reimbursement and compensation for transportation services. The term of the TSA commenced on June 1, 2012, the date on which Kern River deemed the TSA facilities ready to provide service. The Company accounted for the TSA as a capital lease under the relevant accounting guidance.
The following tables provide a summary of the current and non-current portions of the debt outstanding at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Current	Non-Current
10% Senior Secured Notes, net of discount, due June 2020	$—	$635,802
3.25% Convertible Notes, net of discount, due June 2016	—	196,699
5.00% Debentures, net of discount	—	2,774
6.00% Convertible Notes, net of discount, due June 2017	—	328,494
Bank loans with a weighted average rate of 4.00% due November 2012 - September 2017	32,693	4,435
Total debt	32,693	1,168,204

Capital lease obligations	242	15,324
Total debt and capital lease obligations	$32,935	$1,183,528

	December 31, 2011
	Current	Non-Current
3.25% Convertible Notes, net of discount, due June 2016	$—	$190,877
Bank loans 2.69% - 3.88% due February 2012 - September 2017	1,516	5,668
Total debt	$1,516	$196,545
Scheduled minimum debt repayments are $31.7 million for the remainder of 2012, $1.4 million in 2013, $1.4 million in 2014, $1.3 million in 2015, $230.7 million in 2016, $417.3 million in 2017 and $650.0 million thereafter.

(15)	Income Taxes
The Company’s net loss of $85.9 million for the nine months ended September 30, 2012 included $12.2 million in acquisition-related expense, which is a permanent difference between its loss for financial reporting and tax purposes. Molycorp had net deferred income tax liabilities of $162.3 million at September 30, 2012 primarily related to the purchase accounting adjustment associated with the Molycorp Canada acquisition.
At September 30, 2012, Molycorp determined that it, more likely than not, will realize its deferred tax assets and concluded that no valuation allowance is required. In making this determination, management analyzed, among other things, the Company’s recent history of earnings and cash flows, forecasts of future earnings, and the nature and timing of future deductions and benefits represented by the deferred tax assets and liabilities.
The Company has undistributed earnings for several foreign subsidiaries at September 30, 2012, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $12.5 million at September 30, 2012.
Each quarter the Company evaluates the liability for uncertain tax positions. As a result of the acquisition of Molycorp Canada on June 11, 2012, some uncertain tax positions have decreased due to a lapse of the applicable statute of limitations, which totaled to $1.4 million, and some due to resolution with tax authorities for $13.7 million. These decreases have been recorded as a discrete income tax benefit in the third quarter of 2012. As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $4.0 million to $6.0 million in the next 12 months and, if recognized, would affect the Company's effective income tax rate.

(16)	Stockholders’ Equity
At September 30, 2012 and December 31, 2011, the Company had 137,957,451 and 83,896,043 shares of common stock outstanding, respectively, and 2,070,000 shares of 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding.
Concurrently with the issuance of the 6.00% Convertible Notes discussed in Note 14, the Company issued a total of 13,800,000 shares of its common stock at a price to the public of $10.00 per share (the “Primary Shares”) in a separate underwritten public offering. The underwriters received a 6.00% fee in the form of an underwriter's discount for the Primary Shares plus a $1.5 million flat fee to the representative of the underwriters of the Primary Shares. Certain officers, directors and other related parties of the Company participated in offering of the Primary Shares by purchasing 7,090,000 of the total Primary Shares issued, but no underwriting fees were charged to the Company for the purchase by the insiders.

At the same time of the issuance of the 6.00% Convertible Notes and the Primary Shares, and as further discussed in Note 14, the Company entered into a share lending agreement with MSCS, pursuant to which it has agreed to loan to MSCS 13,800,000 shares of common stock. The Company received no proceeds from the Borrowed Shares, but only a nominal lending fee from MSCS for the use of these loaned shares. The Borrowed Shares are issued and outstanding for corporate law purposes. However, based on certain contractual undertakings of MSCS in the share lending agreement that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, the Borrowed Shares will not be considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.
As a result of the conversion of the Debentures, as further discussed in Note 14, a portion of the Debentures tendered was converted into 99,723 shares of Molycorp common stock.

In connection with of the acquisition of Molycorp Canada on June 11, 2012, Molycorp and MCP Exchangeco Inc. issued an aggregate of 13,545,426 shares of common stock and 507,203 Exchangeable Shares, the latter without par value, in consideration for that portion of the purchase price Molycorp paid to Molycorp Canada’s former shareholders who elected to receive shares of Molycorp common stock in addition to or in lieu of cash on the acquisition date. The $284.1 million fair value recorded in additional paid-in capital related to the issuance of acquisition consideration was based on the closing price of the Company’s common stock on June 11, 2012. As of September 30, 2012, 316,860 shares of the Exchangeable Shares had been converted into shares of Molycorp common stock.
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
In February, May and August 2012, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock, respectively. The Company paid $2.8 million of the aggregate dividend in the third quarter of 2012, and a total of $8.5 million during the nine months ended September 30, 2012.

(17)	(Loss) Earnings per Share
For the three and nine months ended September 30, 2012 and for the three and nine months ended September 30,

2011, the dividends on the Convertible Preferred Stock were subtracted from net (loss) income attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.

	Three Months Ended
(In thousands, except share and per share amounts)	September 30, 2012	September 30, 2011
Net (loss) income attributable to Molycorp stockholders	$(18,891)	$45,356
Dividends on Convertible Preferred Stock	(2,846)	(2,846)
(Loss) income attributable to common stockholders	(21,737)	42,510
Weighted average common shares outstanding—basic	117,086,022	83,847,119
Basic (loss) earnings per share	$(0.19)	$0.51

(Loss) income attributable to common stockholders	(21,737)	42,510
Effect of dilutive 3.25% Convertible Notes	—	404
(Loss) income attributable to common stockholders adjusted for effect of dilution	(21,737)	42,914
Weighted average common shares outstanding—diluted	117,086,022	87,069,256
Diluted (loss) earnings per share	$(0.19)	$0.49

	Nine Months Ended
(In thousands, except share and per share amounts)	September 30, 2012	September 30, 2011
Net (loss) income attributable to Molycorp stockholders	$(89,976)	$90,947
Dividends on Convertible Preferred Stock	(8,539)	(7,116)
(Loss) income attributable to common stockholders	(98,515)	83,831
Weighted average common shares outstanding—basic	101,147,638	83,321,816
Basic (loss) earnings per share	$(0.97)	$1.01

(Loss) income attributable to common stockholders	(98,515)	83,831
Effect of dilutive 3.25% Convertible Notes	—	413
(Loss) income attributable to common stockholders adjusted for effect of dilution	(98,515)	84,244
Weighted average common shares outstanding—diluted	101,147,638	84,596,676
Diluted (loss) earnings per share	$(0.97)	$1.00
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used.
Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and nonvested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At September 30, 2012 and 2011, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock (such as the Convertible Preferred Stock) is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. The Convertible Preferred Stock was antidilutive at September 30, 2012 and 2011.
Also, under the if-converted method, convertible debt (such as the 3.25% Convertible Notes and the 6.00% Convertible Notes) is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At September 30, 2012, the 3.25% Convertible Notes and the 6.00% Convertible Notes were antidilutive. The 3.25% Convertible

Notes were dilutive for the three and nine months ended September 30, 2011. Therefore, the shares of common stock obtainable on the assumed conversion of the 3.25% Convertible Notes, the interest expense and the amortization of discount, net of income tax, were included in the computation of diluted earnings per share for the corresponding periods.

(18)	Stock-Based Compensation
Starting in the first quarter of 2012, the Company granted performance-based restricted stock units ("PBRSUs") and restricted stock units (“RSUs”) to its executive officers, to certain other employees and to some non-employee directors of the Company under its 2010 Equity and Performance Incentive Plan. The RSUs vest on the third anniversary of the grant date. The grant-date fair value of RSUs is determined using the Company’s common stock price on the date of grant and is recognized as stock-based compensation expense on a straight-line basis over the three-year vesting period for the awards that are expected to vest. The PBRSUs vest with respect to between 0% and 150% of the PBRSUs granted to an individual on the basis of the achievement of certain management objectives measured by specified levels of total shareholder return relative to a defined index group over the performance period from January 1, 2012 through December 31, 2014, or upon the occurrence of certain change of control or termination events. The grant-date fair value of PBRSUs is determined using a lattice approach that incorporates a Monte Carlo simulation model. The compensation cost associated with the PBRSUs is recognized straight-line over the performance period for the awards that are expected to vest, even if the market conditions are never satisfied.
From January 1, 2012 through September 30, 2012, the Company issued 46,036 PBRSUs to certain employees, and a total of 235,474 RSUs to certain employees and non-employee directors of the Company.
Some of the RSUs granted to the non-employee directors relate to the grantees' election to convert a portion of their quarterly cash retainer into RSUs. These converted RSUs are fully vested because they relate to services already rendered by the non-employee directors. The same non-employee directors who elected to convert their cash retainer into RSUs, received additional RSUs as matching contributions by the Company equal to 25% of the converted units. The matching RSUs vest on the third anniversary of the grant date.
Also included in the RSUs issued during the first quarter of 2012 were grants related to the election by certain executive officers and other employees of the Company to convert a portion of their 2011 annual cash bonuses into RSUs. These RSUs are fully vested because they relate to services already rendered by the grantees. The conversion of the 2011 annual bonuses into RSUs resulted into an increase in Additional Paid-In Capital of $0.6 million in the first quarter of 2012. The same executive officers and other employees received additional RSUs as matching contribution by the Company equal to 25% of the converted RSUs. The matching RSUs vest on the third anniversary of the grant date.
The following tables summarize the activity related to stock-based awards from January 1, 2012 through September 30, 2012:

PBRSUs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	—	—
Granted	46,036	$30.30
Forfeited	(460)	30.33
Vested	—	—
Unvested at September 30, 2012	45,576	$30.30

RSUs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	78,544	$56.55
Granted	235,474	$24.36
Forfeited	(4,135)	39.26
Vested*	(24,764)	$26.67
Unvested at September 30, 2012	285,119	$32.81

*	Represents deferral and conversion of a portion of fees payable to certain non-employee directors of the Company, and deferral and conversion of a portion of the 2011 annual cash bonuses paid to certain executive officers and other employees of the Company.

RSAs	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	48,924	$40.20
Granted	—	—
Forfeited	(601)	$48.87
Vested	—	—
Unvested at September 30, 2012	48,323	$40.09

The following tables summarize the activity related to stock options during the first three quarters of 2012:

	September 30, 2012
Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	52,819	$48.87
Granted	—	—
Exercised	—	—
Forfeited and expired	—	—
Outstanding at September 30, 2012	52,819	$48.87
Options exercisable at September 30, 2012	17,606	$48.87

The stock-based compensation associated with all equity awards was $1.0 million and $2.9 million for the three and nine months ended September 30, 2012, respectively, and $0.6 million and $4.0 million for the three and nine months ended September 30, 2011, respectively.

(19)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
The Company has certain operating leases for office space, trailers and certain equipment. Remaining annual minimum payments under these leases at September 30, 2012 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease obligations	$9,826	$1,417	$5,929	$1,110	$1,370

(b)	Purchase Commitments
In connection with the Molycorp Mountain Pass facility modernization and expansion and future operations, the Company entered into contractual commitments for the purchase of materials and services from various vendors. As a result of the Molycorp Canada acquisition, the Company assumed other purchase obligations totaling $6.3 million at September 30, 2012, which are expected to be settled between 2012 and 2014. Future payments for all purchase commitments at September 30, 2012 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Purchase obligations and other commitment	$287,819	$284,534	$1,798	$538	$949

(c)	Potential Environmental Obligations
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
Certain Molycorp Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At September 30, 2012, 226 employees, or approximately 60% of the Company’s workforce at the Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.
At September 30, 2012, 172 employees, or approximately 29% of the workforce at the Company’s Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia was renewed in February 2012.

(e)	Reclamation Surety Bonds
At September 30, 2012, Molycorp had placed $28.8 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(f)	Purported Class Action, Derivative Lawsuits and Investigation
In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others Similarly Situated v. Molycorp, Inc., et al., was filed against the Company and certain of its executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that the Company and those officers violated Section 10(b) of the Securities Exchange Act of 1934 in connection with statements relating to its third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that the Company had filed with or furnished to the SEC, or otherwise made available to the public. In July 2012, the plaintiffs filed an amended consolidated class action complaint against the Company, certain of its officers and directors, certain of its private equity investors, and certain underwriters involved in our public offerings in 2011. The amended complaint alleges, among other things, that some or all of the defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are seeking unspecified damages and other relief. In October 2012, the defendants filed a motion to dismiss all the claims in the amended complaint. The Company believes the allegations are without merit and that it has valid defenses to such allegations. The Company intends to defend this action vigorously. The Company is unable to provide meaningful quantification of how the final resolution of these claims may impact its future consolidated financial position or results of operations.
Seven stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of its directors and officers, and certain of its private equity investors. These cases have been filed in the Delaware Court of Chancery, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases, which were previously consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.), have been voluntarily dismissed without prejudice. The Wells and Swaggerty cases have both been dismissed without prejudice in favor of the lawsuits proceeding in the Delaware Court of Chancery. As a result, plaintiffs in the Wells and Swaggerty cases filed notices of appeal before the 10th Circuit. The defendants have filed a responsive brief in the 10th Circuit in the Wells and Swaggerty cases. The 10th Circuit case has been fully briefed by the parties.
The derivative cases have been consolidated and are proceeding in the Delaware Court of Chancery. In August 2012, a

consolidated amended shareholder derivative complaint was filed with the Delaware Court of Chancery challenging, among other things, certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The amended complaint asserts causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged breach of fiduciary duty not to trade on or misuse material non-public information; (3) alleged unjust enrichment; and (4) alleged aiding and abetting a breach of fiduciary duty against controlling stockholders. On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures.
On October 22, 2012, the defendants filed motions to dismiss and motions to stay the derivative case with the Delaware Court of Chancery. Defendants filed their opening briefs in support of the Motions to Stay on November 5, 2012. The parties agreed that all briefing on defendants' Motions to Dismiss should be stayed pending resolution of defendants' Motions to Stay.
In August 2012, the staff of the SEC notified the Company that a formal order of investigation had been issued regarding, among other things, the accuracy of the Company's public disclosures. The Company is cooperating with the staff of the SEC in connection with the investigation. The Company cannot predict the length, scope or results of the investigation or the impact, if any, of the investigation on the Company's results of operations.

(20)	Concentrations

(a)	Products
Percentages of the Resources segment's sales by product that accounted for more than 10% of consolidated sales for the three and nine months ended September 30, 2012 and 2011, respectively, were approximately as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Didymium, Neodymium and Praseodymium products	nm	10%

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Lanthanum products	29%	25%
Cerium products	nm	12%
Didymium, Neodymium and Praseodymium products	36%	29%
nm = not material
The Chemicals and Oxides segment includes sales of REO, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Molycorp Canada acquisition on June 11, 2012, and REO from the Molycorp Silmet acquisition on April 1, 2011. For the three months ended September 30, 2012, sales by product from the Chemicals and Oxides segment that accounted for more than 10% of consolidated sales were approximately as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Cerium products	16%	11%
Didymium products	12%	nm

Within the Magnetic Materials and Alloys segment, sales of Neo Powders were approximately 34% and 22% of consolidated sales for the three months ended September 30, 2012 and for the period from June 12, 2012 to September 30,

2012, respectively. The Neo Powders were introduced into Molycorp's product mix with the Molycorp Canada acquisition.

(b)	Customers
For the quarter ended September 30, 2011, sales from the Resources segment to two of its customers in excess of 10% of consolidated sales were $38.4 million, and $14.7 million, respectively. For the nine months ended September 30, 2011, Resources’ sales to two of its customers in excess of 10% of consolidated sales were $62.5 million and $30.5 million, respectively.

(21)	Related-Party Transactions
Transactions with Traxys North America LLC
The Company made principal payments of $0 million and $3.1 million for the nine month period ended September 30, 2012 and for the year ended December 31, 2011, respectively, under the inventory financing arrangement with Traxys North America LLC (“Traxys and affiliates”), a subsidiary of one of the Company’s stockholders, Traxys S.a.r.l. The outstanding amounts payable to Traxys and affiliates under this arrangement were $0 and $0.9 million reported under Other current liabilities on the condensed consolidated balance sheet at September 30, 2012 and December 31, 2011, respectively. Molycorp also had outstanding amounts payable to Traxys and affiliates under the same arrangement of $0 and $2.8 million reported in Trade accounts payable at September 30, 2012 and December 31, 2011, respectively, associated with product purchased from Traxys and affiliates in 2011. For the three and nine months ended September 30, 2011, the Company made purchases of lanthanum oxide from Traxys and affiliates in the amount of $1.9 million and $6.2 million, respectively.
The Company and Traxys and affiliates also jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Pursuant to the terms of this other arrangement, the Company and Traxys and affiliates split gross margin equally once all costs associated with the sale are recovered by both parties. The Company had an outstanding related party receivable from Traxys and affiliates in the amount of $0 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively.
At September 30, 2012 and December 31, 2011, Molycorp had also a balance receivable from Traxys and affiliates of $0 million and $2.1 million, respectively, related to sales of tantalum metal to Traxys and affiliates of $3.2 million in 2011.
Transactions with Neo Material Technologies Inc.
During the period from January 1, 2012 to June 11, 2012, Molycorp sold neodymium/ praseodymium oxides for $4.3 million and heavy rare earths for $1.6 million to Neo Material Technologies, Inc. There were no sales between the companies in the comparative 2011 period. The related intercompany accounts receivable and payable were eliminated in consolidation.
Transactions with equity method investees: TMT, Keli and Ingal Stade
The Company supplies Neo Powders to TMT to produce rare earth magnetic compounds. Molycorp then purchases these compounds back from TMT in its normal course of business. Additionally, Keli processes rare earth oxides into metals for inclusion in the Neo Powders.
During the third quarter of 2012 and for the period from June 12, 2012 to September 30, 2012, the Company sold $1.3 million and $1.4 million of Neo Powders to TMT, respectively, and purchased $1.4 million and $1.9 million worth of compounds from TMT during the same respective periods.
The Company purchased metals and received services from Keli amounting to $16.1 million and $21.4 million for the third quarter of 2012 and for the period from June 12, 2012 to September 30, 2012, respectively.
Ingal Stade sells gallium to the Company's facilities located in Ontario, Canada and to some of its facilities in the United States. For third quarter of 2012 and for the period from June 12, 2012 to September 30, 2012, the Company purchased $1.3 million and $1.7 million of gallium metal from Ingal Stade, respectively.

(22)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consists of the following:

	Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011
Decrease (increase) in operating assets:
Accounts receivable	$88,997	$(42,250)
Inventory	13,202	(39,408)
Prepaid expenses and other assets	7,174	(1,596)
Increase (decrease) in operating liabilities:
Accounts payable	(43,223)	(7,099)
Income tax payable	(39,483)	—
Interest payable	(9,704)	—
Asset retirement obligation	—	(581)
Accrued expenses	(49,044)	2,245
	$(32,081)	$(88,689)

(23)	Supplemental Cash Flow Information

	Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011
Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$48,182	$61,783
Fixed assets additions under capital lease	$15,658	$—

(24)	Research and Development
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
As a result of the Molycorp Canada acquisition, the Company assumed a liability associated with the put option issued to holders of the noncontrolling interest of Buss & Buss, a business acquired by Molycorp Canada's predecessor company. The Buss & Buss put option is related to a share purchase agreement (“SPA”) between NMT Holding GmbH, a German subsidiary of the Company, and the shareholders of Buss & Buss entered into May 27, 2010 by Molycorp Canada's predecessor company. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by the Company, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to the Company. The Company does not account for this derivative as a hedge. The put option had a fair value of $8.8 million at September 30, 2012, recorded as Derivative liability in the condensed consolidated balance sheets. The change in fair value of the put option resulted in an unrealized loss of $0.4 million for the period from June 12, 2012 to September 30, 2012, which was recognized in Interest expense in the condensed consolidated statements of operations and comprehensive income.
The technique Molycorp used to fair value this derivative is the income approach based on a discounted cash flow model. With the exception of the risk free interest rate, the inputs used to fair value this put option are based on unobservable Level 3 inputs based on management's assumptions. These inputs include: equity-risk premium, risk premium, size premium and growth rate. Any reasonably foreseeable changes in assumed levels of unobservable inputs used to fair value this put option would not be expected to have a material impact on the Company's financial position or results of operations.
On March 28, 2012, the Company entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to its planned acquisition of Molycorp Canada. The Company did not apply hedge accounting to this contingent forward contract. Upon settlement of this derivative on June 11, 2012 (Molycorp Canada acquisition date), the Company recognized a loss of $37.5 million in Other expense. Of this loss, $6.7 million was recognized during the three months ended March 31, 2012 and the remainder during the second quarter of 2012.

(26)	Pension
In accordance with the terms of the Arrangement Agreement, Molycorp maintained the terms of the benefit plan for Molycorp Canada’s current and former employees. Molycorp Canada's predecessor company had a defined benefit pension plan (“Pension Plan”), which covered all hourly employees employed as of September 30, 1995, and all hourly employees subsequently hired by Molycorp Canada's predecessor company up to 2003 at its former U.S. manufacturing facility in Anderson, Indiana. A December 31 measurement date is used for the Pension Plan. Molycorp paid $0.2 million as of September 30, 2012 of the estimated total contributions to the Pension Plan for 2012 of $0.2 million.
Molycorp also maintained the terms of Molycorp Canada postretirement medical and life insurance benefits plan for certain employees from the Anderson, Indiana manufacturing facility. The measurement date for this postretirement benefit plan (“PBP”) is December 31.
The actuarial valuation for funding purposes of the Pension Plan and PBP is January 1 of each year. The components of the net periodic pension expense for the period from June 12, 2012 to September 30, 2012 for the Pension Plan and PBP are set forth below (in thousands):

Pension Plan and PBP	For the period from June 12, 2012 to September 30, 2012
Components of net periodic benefit cost:
Service Cost	$—
Interest cost	90
Expected return on assets	(67)
Amortization of transition obligation/(asset)	—
Amortization of prior service cost	(1)
Amortization of actuarial loss	55
Net periodic benefit cost	$77

(27)	Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standard Board ("FASB") issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. Companies will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. For the period ended September 30, 2012, the Company did not have any reclassification adjustments for components of AOCI.

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
Preferred stock dividend
In November 2012, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock to be paid on December 1, 2012 to holders of record at the close of business on November 15, 2012.

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
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others: the need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital; our ability to complete our planned capital projects, such as our modernization and expansion efforts, including achieving an annual production capacity of 19,050 mt at our Mountain Pass, California rare earth mine and processing facility, or the Molycorp Mountain Pass facility, which we refer to as Project Phoenix Phase 1, and our second phase capacity expansion plan, which we refer to as Project Phoenix Phase 2, and reach full planned production rates for rare earth oxides, or REO, and other planned downstream products, in each case within the projected time frame; the success of our cost mitigation efforts in connection with Project Phoenix, which if unsuccessful, might cause our costs to exceed budget; the final costs of our planned capital projects, such as Project Phoenix Phase 1, including the accelerated start-up of the Molycorp Mountain Pass facility, and Project Phoenix Phase 2, which may differ from estimated costs; our ability to successfully integrate Neo Material Technologies, Inc. (now Molycorp Minerals Canada ULC, or Molycorp Canada), with our operations; our ability to achieve fully the strategic and financial objectives related to the acquisition of Molycorp Canada, including the acquisition's impact on our financial condition and results of operations; and unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Molycorp Canada. Also as a result of the Molycorp Canada acquisition, our business performance may be materially affected by a number of other factors and uncertainties including, but not limited to: the rate of exchange of the U.S. dollar to the Canadian dollar, the Japanese yen, and the Chinese Renminbi; new products pricing; the competitive environment for these new products; unexpected actions of domestic and foreign governments; and various events which could disrupt operations, including natural events and other risks. Other risk factors and uncertainties that may cause actual results to differ materially from expected results include: uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production; uncertainties related to feasibility studies that provide estimates of expected or anticipated costs, expenditures and economic returns, REO prices, production costs and other expenses for operations, which are subject to fluctuation; uncertainties regarding global supply and demand for rare earths materials; uncertainties regarding the results of our exploratory drilling programs; our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships; our sintered neodymium-iron-boron, or NdFeB, rare earth magnet joint venture's ability to successfully manufacture magnets within its expected timeframe; our ability to successfully integrate other acquired businesses; our ability to maintain appropriate relations with unions and employees; our ability to successfully implement our “mine-to-magnets” strategy; environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; uncertainties associated with unanticipated geological conditions related to mining; and those risks discussed and referenced in the section entitled “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
The following discussion and analysis should be read in conjunction with our September 30, 2012 unaudited condensed consolidated financial statements and related notes included herein. This Quarterly Report on Form 10-Q also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.
Overview
We are one of the world's leading rare earth products and rare metals companies that combine a world-class rare earth resource at Mountain Pass, California, with world-leading ultra-high-purity rare earth and rare metal materials processing capabilities. We are vertically integrated across the global rare earth mine-to-magnetics supply chain and we produce custom engineered materials from 13 different rare earths, plus yttrium, with purity levels of up to 6N (99.9999%), and from five other metals (niobium, tantalum, gallium, indium and rhenium) at purity levels of up to 8N (99.999999%).

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
The foundation for our “mine-to-magnets” strategy is our Molycorp Mountain Pass facility. Our Molycorp Mountain Pass facility is the largest, most fully developed rare earth mine outside of China and has been producing rare earth products for approximately 60 years. Upon completion of Project Phoenix Phase 1, which we anticipate to occur in the fourth quarter of 2012, we expect our Molycorp Mountain Pass facility to have production cash costs lower than those publicly reported for China by government officials and those reported for other non-Chinese rare earth projects. We are targeting a full planned production rate of approximately 19,050 mt of REO per year in the fourth quarter of 2012, an annual production capacity of 40,000 mt of REO by the end of 2012 and, if customer demand and end-market conditions warrant, a full planned production rate of 40,000 mt of REO per year as early as mid-2013.
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
We also have created a joint venture with Daido Steel Co., Ltd., or Daido, and Mitsubishi Corporation, or Mitsubishi, in the form of a private company, Intermetallics Japan, or IMJ, to manufacture sintered NdFeB permanent rare earth magnets. The sintered NdFeB magnet manufacturing facility we are constructing in Japan through IMJ remains on schedule for production in early 2013.  The next-generation magnets the joint venture will manufacture do not depend on the use of patents held by other magnet companies and will deliver greater performance with less reliance on dysprosium, a relatively scarce rare earth.  The joint venture has been provisionally awarded a supply agreement for a next-generation electric vehicle with a major automotive manufacturer. As demand for sintered NdFeB magnets continues to rise in the advanced automotive, wind energy, home appliance, industrial motors and other markets, all of the joint venture partners are prepared to invest in additional facilities as needed.
As a result of the Molycorp Canada acquisition in June 2012, we became a leading global producer, processor and developer of NdFeB magnetic powders, or Neo Powders, rare earths and zirconium based engineered materials and applications and other rare metals and their compounds. These innovative products are essential in many of today's high-technology products. Neo Powders are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. This acquisition allows us to manufacture also a line of mixed rare earth/zirconium oxides and to reclaim, refine and market high value niche metals and their compounds including gallium, indium and rhenium used in wireless, light emitting diode, or LED, flat panel display, turbine, solar and catalyst applications. Through the Molycorp Canada acquisition we have expanded our operations to include joint ventures and majority owned manufacturing facilities in Jiangyin, Jiangsu Province, China; Zibo, Shandong Province, China; Tianjin, China; Hyeongok Industrial Zone in South Korea; Korat, Thailand; Stade, Germany; Sagard, Germany; Peterborough, Ontario; Napanee, Ontario; Blanding, Utah; and Quapaw, Oklahoma. Additionally, we now conduct research and product development through laboratories in Singapore and Abingdon, United Kingdom.
Our combined workforce of approximately 2,677 employees includes scientists, engineers, chemists, technologists and highly skilled workers in 27 locations across 11 countries.

Material Changes in Results of Operations
The comparability of our operating results during 2012 and 2011 is significantly affected by the Molycorp Canada acquisition on June 11, 2012. This Quarterly Report on Form 10-Q includes the results of Molycorp Canada for the third quarter of 2012 and for the period from June 12, 2012 to September 30, 2012.
Recent Developments
Issuance of 6.00% Convertible Senior Notes due 2017 and Concurrent Offering of Shares of Common Stock
On August 22, 2012, in separate underwritten public offerings, we issued $360 million aggregate principal amount of our 6.00% Convertible Senior Notes due 2017, which we refer to as the 6.00% Convertible Notes, and 12,000,000 shares of our common stock, which we refer to as the Primary Shares, at a price to the public of $10.00 per share. Certain of our officers, directors and other related parties participated in both offerings, but no underwriting fees were paid with respect to the purchases by the insiders. On August 28, 2012, the underwriters of the 6.00% Convertible Notes exercised their option to purchase an additional $54 million aggregate principal amount of the Notes. On August 31, 2012, the underwriters of the Primary Shares exercised their option to purchase an additional 1,800,000 Primary Shares.
Concurrently with the offering of the 6.00% Convertible Notes and the Primary Shares, we entered into a share lending agreement with Morgan Stanley Capital Services LLC, or MSCS, an affiliate of Morgan Stanley & Co. LLC, under which we agreed to loan to MSCS up to 13,800,000 shares of our common stock. We entered into the share lending agreement to facilitate the 6.00% Convertible Notes offering.
Acquisition of Neo Material Technologies Inc. (now known as Molycorp Canada)
On June 11, 2012, we completed the acquisition of all of the outstanding equity of Molycorp Canada's predecessor company pursuant to the terms of an arrangement agreement, which we refer to as the Arrangement Agreement, for an aggregate purchase price of approximately $1,192.3 million. Pursuant to the Arrangement Agreement, Molycorp Canada's former shareholders elected to receive: a) cash consideration equal to Cdn $11.30 per share of the predecessor company's common stock; b) share consideration of 0.4242 shares of Molycorp common stock or 0.4242 shares, which we refer to as the Exchangeable Shares, issued by MCP Exchangeco Inc., our wholly-owned Canadian subsidiary, which are exchangeable for shares of our common stock on a one for one basis, per each share of the predecessor company's common stock; or c) a combination of cash and shares of Molycorp common stock or Exchangeable Shares, all subject to the proration mechanics set forth in the Arrangement Agreement. The consideration paid to Molycorp Canada's former shareholders was comprised of approximately $908.2 million in cash, exclusive of realized losses on the contingent forward contract to purchase Canadian dollars, accounted for a separate transaction apart from the business combination. Additionally, approximately 13,545,426 shares of Molycorp common stock and 507,203 Exchangeable Shares were issued and collectively valued at $284.1 million based on the closing price of the Company's common stock on the acquisition date in accordance with the relevant accounting guidance.
Substantial Repayment of 5.00% Subordinated Unsecured Convertible Debentures
As a result of the Molycorp Canada acquisition, we assumed $230.0 million principal amount of subordinated unsecured convertible debentures due December 31, 2017 (the “Debentures”) that bear interest at an annual rate of 5.00%, as further discussed in Note 14 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In August 2012, holders of $9.4 million aggregate principal amount of Debentures elected to convert, while holders of $217.9 million aggregate principal amount of Debentures elected to have their Debentures repurchased for cash plus accrued interest. As a result of the conversion, a total of $8.0 million, including accrued interest, was paid in cash with the remainder converted into 99,723 shares of our common stock. As of September 30, 2012, $2.7 million principal amount of the Debentures was outstanding.
Modernization and Expansion of our Molycorp Mountain Pass Facility
Project Phoenix remains on track to begin producing at our Phase 1 annual rate of 19,050 mt of REO in the fourth quarter of 2012. Additionally, we are on track to achieve an annual production capacity of 40,000 mt of REO by the end of 2012 and, if customer demand and end-market conditions warrant, a full planned production rate of 40,000 mt of REO per year as early as mid-2013.
Project Phoenix construction advanced to the point where the concentrate production circuit became operational. This means that we are now producing rare earth concentrate at our Molycorp Mountain Pass facility with new processes and in new facilities as part of Project Phoenix, including the following:

•	Mining of approximately 2,500 metric tons of fresh ore and/or overburden per day, 4 days/week

•	Combined Heat & Power, or CHP, Unit

•	Crushing / Blending

•	First Stage Crack Facility

•	Mill & Flotation Circuit

•	Cerium Production Unit

•	Paste Tailings Facility

•	Paste Tailings Permanent Disposal Facility

•	Natural Gas Pipeline Lateral
The concentrate being produced with fresh ore at the Molycorp Mountain Pass facility is being processed into separated REOs by our existing separations facility. In addition, concentrates are being shipped to our existing separations facilities at the Molycorp Silmet, and is being stockpiled for eventual processing in our new separations facilities under construction at the Molycorp Mountain Pass facility as part of Project Phoenix.
Our on-site CHP plant began feeding low-cost, high-efficiency electrical power and steam to plants and buildings across the Molycorp Mountain Pass facility in early September 2012. Installing CHP technologies at the Molycorp Mountain Pass facility contributes to several major goals in our business plan:

•
Reducing our Cost of Production - We expect that producing our own electricity, heat, and steam will reduce our cost of power from what we traditionally paid at the Molycorp Mountain Pass facility, of $0.16 cents per kilowatt-hour for non-interruptible service, to less than $0.03 per kilowatt-hour.  This will help us in achieving the lowest cost of production in the industry.

•
Maintaining Environmental Superiority - We designed our CHP plant to be extraordinarily energy efficient.  In fact, when fully operational, it is expected to operate above 80% efficiency, with a peak efficiency as much as 85% (Lower Heating Value).  That approaches the maximum practical efficiency for a thermal power generation plant, which we expect will result in less emissions and reduced energy consumption for the same output.

In mid-September 2012, we achieved two other milestones in the modernization and expansion of our Molycorp Mountain Pass facility: start-up and commissioning operations of our new water treatment plant and our neodymium/praseodymium, or NdPr, separation facility. When fully operational, the Project Phoenix water treatment facility will help us recycle process water that historically was treated as wastewater.  This technology puts us on track to achieving our goals of operating as a near-zero wastewater discharge facility and maintaining environmental superiority in rare earth production at the Molycorp Mountain Pass facility.  This technology also helps drive down our production costs. The start-up and commissioning of our NdPr separation facility is also a very significant milestone to achieving Phase 1 production in the fourth quarter of 2012, and ultimately effectuating Molycorp's vertical integration business model.  Being able to feed NdPr oxide from our high efficiency operations at Mountain Pass to our NdFeB magnet powder and sintered NdFeB magnet manufacturing supply chains is core to our entire mine-to-magnets business strategy.
During the third quarter of 2012, we also started up our new Project Phoenix heavy rare earth concentrate facility at Mountain Pass. This facility will produce heavy rare earth concentrate from freshly mined Mountain Pass ore containing the full range of heavy rare earth elements, such as samarium, europium, gadolinium, terbium, dysprosium, and others.  Because of our acquisition of Molycorp Canada, we have the ability to proceed directly to separation and purification of that concentrate into many high-purity, custom engineered heavy rare earth products.  As our global business expands, we plan to incorporate the high-purity separations technologies now operating in our Jiangyin facility in China to other Molycorp locations, such as Mountain Pass, California; Tolleson, Arizona; and/or Sillamäe, Estonia.

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
Cost of Sales
Our cost of sales includes the processing costs and the cost of certain raw materials we purchased from outside vendors, which we allocated to the products we produced at our operating facilities. In addition, our cost of sales reflects the cost allocated to the inventory we acquired as part of various business acquisitions. Because many of our costs are fixed, as our production increases or decreases, our average cost per metric ton produced decreases or increases, respectively. Primary production costs include direct labor and benefits, chemicals, natural gas, depreciation and amortization, electricity, maintenance, operating supplies and other plant overhead expenses. Our cost of sales may also reflect the write-down of inventory based on current prices for our products, which could materially affect our consolidated net results of operations.
Our most significant variable costs are chemicals, raw materials and electricity. In early September 2012, our on-site CHP plant began feeding low-cost, high efficiency electrical power and steam to plants and buildings across the Molycorp Mountain Pass facility. As a result, natural gas costs will replace third-party electricity costs, which we expect will help us bring our power costs down significantly as further described in the Recent Developments section above. In the future, we also intend to produce more of our chemicals for the Molycorp Mountain Pass facility at an on-site plant, which we expect will reduce our variable chemical costs in that facility.
We expect our labor and benefits costs to increase through at least the remainder of 2012 due to the addition of personnel and contractors required to implement Project Phoenix Phase 1 and Project Phoenix Phase 2. In addition to volume fluctuations, our variable costs, such as electricity, operating supplies and chemicals, are influenced by general economic conditions that are beyond our control.
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
Interest Expenses
We are incurring significantly higher interest costs as a result of issuing additional indebtedness in 2012 to partially finance the Molycorp Canada acquisition, including the repayment of Molycorp Canada's indebtedness, and to fund the remaining capital expenditures under Project Phoenix Phase 1 and Phase 2. The substantial majority of our interest costs is currently capitalized.

Income Taxes
We are a Subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that no valuation allowance was required as of September 30, 2012, and a $2.2 million valuation allowance was required as of September 30, 2011.
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
Environmental
Our operations are subject to numerous and detailed environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gases, or GHG, emissions, water usage and pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we have acquired enough air emission offset credits for both Project Phoenix Phase 1 and Project Phoenix Phase 2. In addition, at our Molycorp Mountain Pass facility during the third quarter of 2012 and 2011, we incurred operating expenses of approximately $1.9 million and $2.5 million, respectively, associated with environmental compliance requirements.
The costs we anticipate to incur as part of our on-going mine reclamation activities at the Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure in Note 13 of the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.
As part of our continuous efforts to comply with environmental laws and regulations, in 2011 we identified liner defects in three of the onsite evaporation ponds at the Molycorp Mountain Pass facility. This led to minor groundwater contamination issues that are limited to a small area directly underneath the evaporation ponds. In order to remediate this issue, we will replace the primary lining system in two of our evaporation ponds. We estimate the cost of these items to range between $2.4 million and $4.6 million, which will be treated as capital expenditures in 2012. The evaporation ponds in which the lining tears have been detected were substantially drained in 2011 to allow for a detailed inspection of the lining system, and the related costs were recorded as of December 31, 2011. We also estimated that we will incur approximately $17.0 million for wastewater transportation and disposal costs in 2012, primarily for the removal and disposal of any wastewater generated in excess of the existing evaporation capability of all ponds at the Mountain Pass facility, until all facilities currently under construction as part of Project Phoenix Phase 1 and Phase 2 are operational and properly coordinated. We have already incurred $13.0 million of these costs through September 30, 2012.
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
Violations of environmental laws, regulations and permits can result in substantial penalties, court orders to install pollution control equipment, civil and criminal sanctions, permit revocations, facility shutdowns and other sanctions. In addition, environmental laws and regulations may impose joint and several liabilities, without regard to fault, for costs relating to environmental contamination at our facilities or from wastes disposed of at third-party waste facilities. The proposed expansion of our operations is also conditioned upon securing the necessary environmental and other permits and approvals. In certain cases, as a condition to procuring such permits and approvals, we are required to comply with financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We typically obtain bonds as financial assurance for these obligations and, as of September 30, 2012, we had placed a total of $28.8 million of surety bonds with California state and regional agencies. These bonds require annual payment and renewal. In the second quarter of each year, we are required to provide the State of California with an updated estimate of the costs associated with the mine reclamation. This estimate is reviewed and approved by the State of California, after which we are responsible for making any necessary changes to surety bonds placed with the State of California.
As a result of new construction activity at the Molycorp Mountain Pass facility associated with our modernization and expansion project, additional lands have been disturbed since the last mine reclamation cost estimate in 2010, resulting in an increase in the mine reclamation obligation from $3.3 million to $4.1 million. The additional $0.8 million surety amount was placed with the County of San Bernardino and the State of California earlier in 2012. The EPA has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.
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
We are also subject both to Chinese national and local environmental protection regulations, which currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for discharges exceeding the standards, and provide for the closure of any facility that fails to comply with orders requiring it to cease or remedy certain activities causing environmental damage. Our Chinese joint ventures, Jiangyin Jia Hua Advanced Material Resources Co., Ltd., or Jiangyin, and Zibo Jia Hua Advanced Material Resources Co., Ltd., or Zibo, produce waste water from their solvent extraction processes. In the case of Jiangyin, its expansion in 1995 included an upgrading of its waste water processing and treatment procedures, as a result of which its waste water passes all environmental requirements. Jiangyin pays an agreed fee once a year for the discharge of waste waters. In the case of Zibo, the plant was designed to make use of waste water discharge facilities of an adjacent petrochemical complex, which has a variable monthly charge based on usage. Zibo is also obliged to pay a monthly environmental administration fee to the municipal government of Linzi. Waste water has met the requirements set by local authorities for all environmental standards. Both Jiangyin and Zibo were inspected in 2012 as part of an environmental audit and have received the Chinese Ministry of Environmental Protection's approval for compliance with applicable environmental laws. However, there is no assurance that Chinese national or local authorities will not impose additional regulations which would require additional expenditures that may have a material adverse effect on the profitability of the joint ventures.
As part of the recycling of gallium, indium, and rhenium scrap into saleable metal, a significant degree of waste material is generated during the leaching and ion-exchange-barren process. We have adequate procedures in place to ensure that waste generated from these processes are appropriately contained and disposed of in a safe and responsible manner. Our operations in Ontario, Canada are subject to provincial regulation under the Ontario Ministry of Environment and must periodically submit documentation to validate the waste disposal process throughout the year.

Discussion and Analysis of our Reportable Segments
In the third quarter of 2012, we reorganized our operations into four new reportable segments to better reflect our primary activities as a global rare earths and magnetics producer: Resources; Chemicals and Oxides; Magnetic Materials and Alloys; and Rare Metals. The new composition of our reportable segments is based on a combination of product lines and technologies that align with our mine-to-magnet strategy. See Note 3 of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

The following analysis presents operating results on a gross basis (i.e., before intercompany eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations. Some of the information for the nine months ended September 30, 2012 is actually for the period from June 12, 2012 (the beginning of the reporting period of Molycorp Canada) through September 30, 2012.

Three and Nine Months Ended September 30, 2012 and 2011

Three months ended September 30, 2012 (In thousands)	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$17,150	$87,820	$74,789	$25,845	$—		$205,604
Intersegment	3,745	11,559	—	—	(15,304)		—
Total sales	$20,895	$99,379	$74,789	$25,845	$(15,304)		$205,604

Depreciation, amortization and accretion	$(4,035)	$(5,685)	$(8,857)	$(1,715)	$—	$(43)	$(20,335)

Operating (loss) income	$(23,966)	$2,149	$1,419	$(3,774)	$369	$(16,526)	$(40,329)

(Loss) income before income taxes and equity earnings	$(25,506)	$1,201	$1,215	$(3,812)	$369	$(17,212)	$(43,745)

Total assets at September 30, 2012 (d)	$1,686,524	$565,673	$536,299	$79,996	$(161,201)	$178,465	$2,885,756

Capital expenditures (c)	$187,611	$2,597	$1,432	$2,837	$—	$1,387	$195,864

Nine months ended September 30, 2012 (In thousands)	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$78,162	$134,158	$125,277	$57,054	$—		$394,651
Intersegment	5,977	15,496	—	—	(21,473)		—
Total sales	$84,139	$149,654	$125,277	$57,054	$(21,473)		$394,651

Depreciation, amortization and accretion	$(8,743)	$(7,419)	$(10,810)	$(4,358)	$—	$(96)	$(31,426)

Operating (loss) income	$(23,594)	$(21,863)	$(1,544)	$(1,947)	$24,480	$(66,804)	$(91,272)

(Loss) income before income taxes and equity earnings	$(25,044)	$(23,663)	$(2,381)	$(2,998)	$24,480	$(113,546)	$(143,152)

Capital expenditures (c)	$675,836	$6,615	$1,612	$6,955	$—	$1,733	$692,751

(a)
The net elimination in operating results includes cost of sales elimination of $15,673 for three months ended September 30, 2012, and $45,952 for the nine months ended September 30, 2012. The cost of sales elimination consists of the intercompany gross profits as well as elimination of lower of cost or market adjustments related to intercompany inventory. The $161,201 of total assets elimination is comprised of $159,009 of intercompany investments and $2,192 of intercompany accounts receivable and profits in inventory.

(b)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Other consists of nominal expenses incurred by the sales office in Tokyo, Japan. Total corporate assets is comprised primarily of cash and cash equivalents.

(c)	On an accrual basis excluding capitalized interest.

(d)	Excludes goodwill of $501.6 million arising on the Molycorp Canada acquisition which has not been allocated to its operating segments.

In prior periods, our basis of segment reporting was the location of our operations. As a result of the changes in the composition of our reportable segments discussed above, the prior period operating segments presentation has been revised for comparative purposes. Some of the information under Chemicals and Oxides and Rare Metals for the nine months ended September 30, 2011 is actually for the period from April 1, 2011 (the beginning of the reporting period of Molycorp Silmet) through September 30, 2011. Some of the information under Magnetic Materials and Alloys for the nine months ended September 30, 2011 is actually for the period from April 15, 2011(the beginning of the reporting period of MMA) through September 30, 2011.

Three months ended September 30, 2011 (In thousands)	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(e)	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$94,342	$15,927	$14,449	$13,332	$—		$138,050
Intersegment	30,535	6,652	—	—	(37,187)		—
Total sales	$124,877	$22,579	$14,449	$13,332	$(37,187)		$138,050

Depreciation, amortization and accretion	$(2,715)	$(1,627)	$128	$(1,386)	$—	$—	$(5,600)

Operating income (loss)	$101,727	$2,682	$610	$(3,148)	$(22,329)	$(12,597)	$66,945

Income before income taxes	$101,606	$1,559	$614	$(4,121)	$(22,329)	$(13,172)	$64,157

Total assets at September 30, 2011	$632,098	$52,955	$33,032	$69,361	$(154,710)	$552,706	$1,185,442

Capital expenditures (c)	$106,162	$2,300	$—	$—	$—	$—	$108,462

(e)	The total assets elimination of $154,710 is comprised of $102,357 of intercompany investments and $52,353 of intercompany accounts receivable and profits in inventory.

Nine months ended September 30, 2011 (In thousands)	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations	Corporate and other(b)	Total Molycorp, Inc.
Sales:
External	$180,951	$31,419	$24,699	$26,858	$—		$263,927
Intersegment	46,482	10,290	—	—	(56,772)		—
Total sales	$227,433	$41,709	$24,699	$26,858	$(56,772)		$263,927

Depreciation, amortization and accretion	$(7,538)	$(1,707)	$(271)	$(1,456)	$—	$—	$(10,972)

Operating income (loss)	$163,392	$10,333	$(586)	$(175)	$(31,514)	$(34,684)	$106,766

Income before income taxes	$163,234	$9,232	$(580)	$(1,124)	$(31,514)	$(34,945)	$104,303

Capital expenditures (c)	$218,128	$4,672	$—	$—	$—	$—	$222,800

Resources
Sales from our Resources segment were $20.9 million and $84.1 million for the three and nine months ended September 30, 2012, respectively, as compared to sales of $124.9 million and $227.4 million for the three and nine months ended September 30, 2011, respectively. In the third quarter of 2012, this segment sold 835 mt of products at an average sales price, or ASP, of $25.02 per kilogram (on a REO basis), as compared to 1,002 mt at an ASP of $124.65 per kilogram for the corresponding period in 2011. For the nine months ended September 30, 2012 and 2011, Resources sold 2,032 mt at an ASP of $41.41 per kilogram, and 2,685 mt of products at an ASP of $84.69 per kilogram, respectively.
The decrease in volume shipped during the three and nine months ended September 30, 2012 as compared to the corresponding prior periods, was primarily attributable to limited Bastnasite feedstock due to the new mill coming online at the same time the last of the historical stockpiles were drawn down.
Prices for the segment's primary products (cerium, lanthanum, neodymium and praseodymium) have also significantly decreased, as compared to the corresponding periods in 2011, due to premiums placed on Chinese export quotas in 2010 combined with the unwinding of speculative purchases that drove prices for virtually all rare earth elements to a historical peak in July 2011. Beginning in the second quarter of 2012, prices for most rare earth elements have stabilized or declined at a slower pace than earlier in the year. We believe this trend may continue for the remainder of 2012, although there can be no assurance.
Aggregate production volume at our Resources segment was 565 mt and 1,851 mt for the three and nine months ended September 30, 2012, respectively, compared to 739 mt and 2,052 mt for the three and nine months ended September 30, 2011, respectively. We expensed $2.2 million and $7.5 million during the three and nine months ended September 30, 2012 of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during these periods. This compares to expensing of abnormal production-related costs of $0.8 million and $4.3 million during the three and nine months ended September 30, 2011. However, as we complete and begin to commercialize Project Phoenix Phase 1, we expect to attain increased production levels in future periods.
We recognized a $11.3 million and $20.9 million of total inventory write-down to net realizable value for the three and nine months ended September 30, 2012 as compared to $0 and $0.6 million for the corresponding periods in 2011, respectively.
Variable production costs in this segment were affected by rising prices of chemicals and other raw materials used in our REO production, primarily during the separation process. However, we intend to produce more of our chemicals for our Molycorp Mountain Pass facility at an on-site plant in the near future, which we expect to significantly reduce our variable chemical costs for the segment. Given the lower level of production attained in the current quarter-to-date and year-to-date periods, as compared to the corresponding prior periods, labor cost increases also had a slightly negative effect on the results of operations for this segment. As of September 30, 2012, we had a total of 365 employees at our Molycorp Mountain Pass facility, as compared to 171 employees as of September 30, 2011. Staffing increases are directly related to the ramp up in employees needed to run the larger production facilities, which are in the process of coming online. In addition, the annual wage increase required under our union contract took effect in January 2012 for approximately 60% of our employees at Mountain Pass.
Chemicals and Oxides
Comparative results for the Chemicals and Oxides segment were affected by the addition to our product mix of REO, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Molycorp Canada acquisition on June 11, 2012, and REO production from our operations in Sillamäe, Estonia as a result of our acquisition of Molycorp Silmet on April 1, 2011. This segment did not have sales prior to April 1, 2011.
Chemicals and Oxides' sales were $99.4 million on volume of 1,933 mt and $149.7 million on volume of 2,901 mt for the three and nine months ended September 30, 2012, respectively. This compares to sales for this segment of $22.6 million on volume of 384 mt and $41.7 million on volume of 888 mt for the three and nine months ended September 30, 2011, respectively. ASP was $51.41 per kilogram and $51.59 per kilogram for the three and nine months ended September 30, 2012, respectively, as compared to $58.79 per kilogram and $46.95 per kilogram for the corresponding periods in 2011, respectively.
The segment's operating income for the third quarter of 2012 and year-to-date September 30, 2012 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, and by the write-down of inventory to net realizable value. These adjustments, in the aggregate, totaled to $15.9 million for the three and $23.7 million for the nine months ended September 30, 2012, respectively. This compares to an increase in cost of sales of $10.2 million for the corresponding periods in 2011 from the release of inventory that was stepped-up in value in conjunction the Molycorp Silmet acquisition in April 2011.

Main drivers of the period-over-period decrease in ASP was the change in product mix combined with the same REE market's factors that affected realized prices in our Resources segment. Given the current global economic environment, customers in all market segments we serve have been monitoring closely and, in some instances, reducing their inventory levels. However, during the third quarter of 2012 we have seen signs that our major customers are getting back to desired inventory levels, particularly in some markets. For example, demand for our mixed REO for automotive catalyst applications was positive during the third quarter of 2012. As a result, we plan to add capacity for the Chemicals and Oxide segment in 2013 in order to support anticipated growth in this area where we continue to qualify new products with all our major customers. Moreover, our recently acquired operations in Jiangyin, China and Zibo, China, which represent a significant portion of this segment's activity, remain focused on high purity and sophisticated downstream rare earth products. In the third quarter of 2012, Zibo passed the final phase of the Chinese environmental inspection process and we now have full access to our export quotas at both Zibo and Jiangyin for the remainder of 2012.
Magnetic Materials and Alloys
Comparative results for the Magnetic Materials and Alloys segment were affected by the inclusion of Neo Powders from the Molycorp Canada acquisition on June 11, 2012, and neodymium and samarium magnet alloy and other specialty alloy products from the MMA acquisition we completed on April 15, 2011. This segment did not have sales prior to April 15, 2011.
Magnetic Materials and Alloys' sales were $74.8 million on volume of 1,527 mt and $125.3 million on volume of 1,959 mt for the three and nine months ended September 30, 2012, respectively. This compares to sales of $14.4 million on volume of 226 mt and $24.7 million on volume of 427 mt for the three and nine months ended September 30, 2011, respectively. ASP was $48.98 per kilogram and $63.95 per kilogram for the three and nine months ended September 30, 2012, respectively, as compared to $63.93 per kilogram and $57.84 per kilogram for the corresponding periods in 2011, respectively. The price for neodymium, the primary determinant of the price for Neo Powders, which currently account for a larger portion of the volume we sell in this segment, fell by approximately 11% during the third quarter of 2012. Therefore, based on our current pricing methodology, prices for Neo Powders were adjusted accordingly.
The anticipation of falling Neo Powders price generally results in very conservative purchasing patterns by our customers. To the extent possible, purchases of Neo Powders are delayed until the month when the price is anticipated to be lower. This has caused inventory levels to fall to very low levels throughout the supply chain and has impacted volumes shipped. However, shipment for high performance Neo Powders improved, as new applications business - generally replacing standard sintered magnets - grew in the home appliance industry.

During the third quarter of 2012, the operating income of the Magnetic Materials and Alloys segment was impacted by increased cost of sales related to purchase accounting adjustments to the inventory acquired as part of the Molycorp Canada acquisition, and by the write-down of inventory to net realizable value. These adjustments were nominal for the three and nine months ended September 30, 2012 and for the corresponding periods in 2011, respectively.
Rare Metals
Comparative results for the Rare Metals segment were affected by the addition to our product mix of gallium, indium and rhenium from the Molycorp Canada acquisition on June 11, 2012, and niobium and tantalum from our acquisition of Molycorp Silmet on April 1, 2011. This segment did not have sales prior to April 1, 2011.
Sales from our Rare Metals segment were $25.8 million and $57.1 million for the three and nine months ended September 30, 2012, respectively, as compared to sales of $13.3 million and $26.9 million for the three and nine months ended September 30, 2011, respectively. In the third quarter of 2012, this segment sold 96 mt of products at an ASP of $269.22 per kilogram, as compared to 88 mt at an ASP of $151.50 per kilogram for the corresponding period in 2011. For the nine months ended September 30, 2012 and 2011, Rare Metals sold 265 mt and 167 mt of products, respectively, at an ASP of $215.30 per kilogram and $160.82 per kilogram, respectively.
Similarly to the other segments, write-down of inventory to net realizable value had a negative impact to the operating income of the Rare Metals segment. These adjustments decreased operating income by $6.2 million and $6.3 million during the three and nine months ended September 30, 2012. There were no material adjustments to cost of sales for the corresponding prior year periods in this segment.

Selling, General and Administrative Expenses
Our consolidated selling, general and administrative expenses, including stock-based compensation, were $31.5 million and $78.7 million for the three and nine months ended September 30, 2012, respectively, as compared to $12.2 million and $31.5 million for the three and nine months ended September 30, 2011, respectively. A large portion of the quarter-over-quarter increase was attributable to higher personnel and related costs stemming from our recent acquisition of Molycorp Canada, higher information technology costs associated with on-going improvements and expansion of our Enterprise Resource Planning system, and larger start-up costs related to the construction of our Molycorp Mountain Pass facility. The increase from the nine months ended September 30, 2011 to the same period in 2012 was substantially driven by the same factors describe above for the quarter-over-quarter change.
Corporate Development
Corporate development expenses were $1.1 million and $19.4 million for the three and nine months ended September 30, 2012, respectively, as compared to $0.6 million and $3.9 million for the three and nine months ended September 30, 2011, respectively. This significant increase during the nine months ended September 30, 2012 over the corresponding period in 2011 was primarily related to the costs we incurred in connection with the Molycorp Canada acquisition in June 2012. The quarter-over-quarter increase was due to other business development activities.
Depreciation, Amortization and Accretion
Consolidated depreciation and amortization expenses related to production were $10.6 million and $19.1 million for the three and nine months ended September 30, 2012, respectively, as compared to $5.1 million and $9.6 million for the three and nine months ended September 30, 2011, respectively. The historical quarter-over-quarter and year-to-date change was primarily related to the addition of fixed assets in conjunction with the Molycorp Canada acquisition.
Consolidated depreciation, amortization and accretion expenses unrelated to production were $9.7 million and $12.4 million for the three and nine months ended September 30, 2012, respectively, as compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 2011, respectively. The increase in both comparative periods was mainly due to the addition of approximately $492.0 million in amortizable intangible assets acquired in connection with the Molycorp Canada acquisition.
Research and Development
Consolidated research and development expenses were $8.9 million and $18.6 million for the three and nine months ended September 30, 2012, respectively, as compared to $2.1 million and $5.2 million for the three and nine months ended September 30, 2011, respectively. The quarterly and year-to-date period over period increase was attributable primarily to our efforts to improve the efficiency of our REO processing operations, to develop new applications for individual REEs, research value added rare metals applications, and perform exploratory drilling. These expenses, which we anticipate to continue to increase in the foreseeable future, consist primarily of salaries, outside labor, material and equipment.
Interest Expense
Interest expense related to all our long-term indebtedness was substantially capitalized through the third quarter of 2012. The larger interest expense we incurred for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, related primarily to the payment of a commitment fee of approximately $7.9 million for a bridge loan we secured with a financial institution prior to the issuance in May 2012 of $650.0 million aggregate principal amount of 10% senior secured notes due 2020, which we refer to as our Senior Notes, and $1.7 million of interest accrued that we paid upon the repurchase of the majority of the $230.0 million aggregate principal amount of Debentures in August 2012. See Note 14 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further detail on our indebtedness. Non-capitalized interest expense was nominal in 2011.
Foreign exchange (losses) gains
Net foreign currency transaction gains were $1.9 million and $0.7 million during the three and nine months ended September 30, 2012, respectively. This compares to foreign currency transaction losses of $2.0 million and $1.8 million during the three and nine months ended September 30, 2011, respectively. These gains and losses relate primarily to the revaluation in Euro of U.S. dollar monetary balances owed by Molycorp Silmet.

Other Expense
Other expense increased by approximately $37.5 million in the nine months ended September 30, 2012 from the corresponding period in 2011, primarily as a result of a loss recognized upon settlement of the contingent forward contract we entered into to purchase Canadian dollars with a notional amount of Cdn $870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada.
Capital Expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $195.9 million and $692.8 million for the three and nine months ended September 30, 2012, as compared to $105.4 million and $219.0 million for the three and nine months ended September 30, 2011, respectively. The majority of these capitalized costs relate to Project Phoenix Phase 1 and Project Phoenix Phase 2 at our Molycorp Mountain Pass facility.
Related Party Transactions
We had no payments in 2012 and made principal payments of $0.6 million and $2.3 million for the three and nine month period ended September 30, 2011, respectively, under the inventory financing arrangement with Traxys North America LLC, which we refer to collectively with its affiliates, as Traxys and affiliates, a subsidiary of one of our stockholders, Traxys S.a.r.l.
We and Traxys and affiliates jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Pursuant to the terms of this other arrangement, we and Traxys and affiliates split gross margin equally once all costs associated with the sale are recovered by both parties. In addition, we purchased $6.2 million of lanthanum oxide from Traxys and affiliates during the nine months ended September 30, 2011. We did not have any material purchases from Traxys and affiliates in 2012.
During the period from January 1, 2012 to June 11, 2012, we sold neodymium/ praseodymium oxides for $4.3 million and heavy rare earths for $1.6 million to Neo Material Technologies, Inc.
For the quarter ended September 30, 2012 and for the period from June 12, 2012 to September 30, 2012, we purchased $1.4 million and $1.9 million, respectively, of compounds from Toda Magnequench Magnetic Materials Co. Ltd., or TMT (an equity method investee acquired as part of Molycorp Canada), and we sold $1.3 million and $1.4 million of Neo Powders to TMT, respectively.
During the same periods, we purchased metals and received services from Ganzhou Keli Rare Earth New Material Co., Ltd., or Keli (an equity method investee acquired as part of Molycorp Canada), amounting to $16.1 million and $21.4 million, respectively.
For the quarter ended September 30, 2012 and for the period from June 12, 2012 to September 30, 2012, we purchased $1.3 million and $1.7 million of gallium metal, respectively, from Ingal Stade (an equity method investee acquired as part of Molycorp Canada).
Outlook for the Remainder of 2012
We anticipate China-based producers and suppliers will continue to limit the quantity of REO available outside of China for the remainder of 2012. On several occasions, the Chinese government has called for greater use of rare earths for China's own domestic manufacturing as it aims to boost the use of rare earths in high-end manufacturing. Recently, the Chinese government announced a significant reduction of mining permits in an effort to further consolidate the rare earth industry to achieve efficiencies in the industry and curb illegal exports of REE from China. Independent industry sources have also indicated that China is importing rare earth materials while investing in downstream operations, thus increasing the likelihood that China will make greater use of Western rare earth material in addition to its own. We will continue to progressively expand our products and markets through the remainder of 2012, including market penetrations of our SorbXTM (formerly XSORBX) technology into the water treatment industry. Additionally, we will continue to supply Molycorp Silmet and MMA with rare earth feedstocks, and our Molycorp Mountain Pass facility will increase shipments of certain REO to our facilities in Asia for use in value-added and downstream rare earth applications. However, the volume of rare earth products we are able to produce at our Mountain Pass facility will remain limited by the capability of our existing production facilities while ramping up to Project Phoenix Phase 1 production capacity. We expect our REO production in 2012 to be between 8,000 mt and 10,000 mt across our facilities at Mountain Pass, Molycorp Silmet and MMA. We believe that our consolidated sales in 2012 will be sufficient to fund our normal operating activities throughout the year, including consolidated selling, general and administrative expenses. Based on our ongoing monitoring of the rare earth industry and our business, we expect that our cash flow from operations for the remainder of 2012 will likely be less than we originally expected.

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

Cash expenditures for Project Phoenix Phase 1, Project Phoenix Phase 2 and other remaining 2012 capital projects related to operations at the Molycorp Mountain Pass facility are expected to total approximately $170.0 million for the fourth quarter of 2012, and approximately $305.0 million in the first half of 2013, respectively.

These estimated cash expenditures described above represent the estimated remaining expenditures for Project Phoenix Phase 1, Project Phoenix Phase 2 and our other remaining 2012 capital projects related to operations at the Molycorp Mountain Pass facility. Including the applicable remaining expenditures, the aggregate cost of Project Phoenix Phase 1 and Project Phoenix Phase 2 is estimated to be approximately $1.25 billion for engineering, procurement and construction, or EPC, preliminary engineering, insurance, permitting, legal, start-up, commissioning and other costs. All amounts for future capital spending are estimates that include certain discretionary amounts and are subject to change as the projects are further developed. These estimates do not include capitalized interest.
The estimated total costs for Project Phoenix Phase 1 and Project Phoenix Phase 2 include estimated additional EPC expenditures totaling up to $150.0 million for corrections resulting from certain defective engineering work, other engineering, design and scope changes and other cost increases. We are pursuing actions to recoup certain costs arising from defective engineering work, including making claims against applicable insurance policies, although there can be no assurance that we will be able to recoup all or any portion of such costs. We regularly monitor our capital projects to identify opportunities to reduce their total costs.
We expect to incur capital expenditures of approximately $10.0 million during the fourth quarter of 2012 at all our other operating facilities.

Liquidity and Capital Resources
We expect to fund the remaining capital expenditures under Project Phoenix Phase 1, Project Phoenix Phase 2 and other capital expenditures related to operations at Molycorp Mountain Pass and all other operating facilities, as well as working capital and other cash requirements, with our available cash balances of $436.0 million at September 30, 2012, anticipated future cash flow from operations and potential proceeds from revolving credit facilities or certain equipment financing that we are currently pursuing in our normal process of properly managing our cash and working capital requirements.
There can be no assurance that we will be successful in securing access to additional cash proceeds through the revolving credit facilities and lease or loan financing for certain equipment that we are currently pursuing, or other forms of financing on commercially acceptable terms, or at all. Accordingly, if necessary, we believe we have the ability to curtail capital expenditures and revise our current business plan to the extent necessary to preserve adequate liquidity sufficient to sustain operations.
Other cash requirements are expected to include an additional contribution of approximately $3.8 million to IMJ in September 2013. The actual remittance amounts to IMJ will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen and the achievement of certain milestones by the joint venture. We also anticipate making cash investments in other current and new ventures consistent with our mine-to-magnets strategy totaling approximately $8.0 million in the fourth quarter of 2012 and approximately $20.0 million in 2013.

Cash Used in Operating Activities
Net cash used in operating activities was $47.2 million during the nine months ended September 30, 2012, as compared to a positive cash flow from operations of $28.7 million for the same period in 2011. This change was primarily driven by lower sales prices combined with a significant increase in operating expenses, including corporate development costs associated with the Molycorp Canada acquisition and the loss of $37.5 million recognized upon settlement of the contingent forward contract described above.
Investing Activities
Net cash used in investing activities increased to $1.3 billion during the nine months ended September 30, 2012 as compared to $198.0 million for the same period in 2011. This increase was due primarily to our acquisition of Molycorp Canada, higher capital expenditures as part our modernization and expansion plan at Molycorp Mountain Pass and our contributions to IMJ.
Financing Activities
Net cash provided from financing activities increased from $415.1 million during the nine months ended September 30, 2011 to $1.3 billion during the same period in 2012, due to the issuance of $650.0 million aggregate principal amount of our Senior Notes, Molymet's $390.2 million investment in our common stock, the issuance of $414.0 million aggregate principal amount of our 6.00% Convertible Notes, the issuance of 13,800,000 Primary Shares, and bank advances of $9.5 million. These cash inflows were partially offset by the repayment of $227.5 million aggregate principal amount of the Debentures acquired as part of the Molycorp Canada acquisition, including interest, the $8.5 million preferred stock dividend that we paid through September 1, 2012, and $0.9 million of other short-term debt repayments.
Liquidity of Subsidiaries
Our total $436.0 million of cash and cash equivalents at September 30, 2012 is comprised of: 1) $175.4 million held by Molycorp Minerals, LLC; 2) $0.7 million held by Molycorp Silmet; 3) $3.8 million held by MMA; 4) $256.0 million held by Molycorp Canada; and 5) $0.1 million held by our sales office in Tokyo, Japan.
At September 30, 2012, our foreign operating subsidiaries held cash and cash equivalents in foreign countries as follows (in thousands):

China (including Hong Kong)	$144,398
Barbados	22,315
Canada	25,426
Japan	12,338
Germany	5,504
United Kingdom	2,070
Thailand	1,197
Korea	451
Singapore	563
Estonia	725
Total cash and cash equivalents in foreign countries	214,987

United States	221,038
Total cash and cash equivalents	$436,025
Approximately 17% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of our operations in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by short-term loans from Molycorp Minerals, LLC. At September 30, 2012, Molycorp Minerals, LLC advanced funds, in the form of interest bearing unsecured promissory notes, to Molycorp Silmet for $17.2 million, and to MMA for $3.0 million, including accrued interest. Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, capital expenditures and third-party debt service requirements.
Contractual Obligations
At September 30, 2012, we had the following contractual obligations, in thousands:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$9,826	$1,417	$5,929	$1,110	$1,370
Purchase obligations and other commitments(2)	287,819	284,534	1,798	538	949
Employee obligations(3)	1,952	1,952	—	—	—
Asset retirement obligations(4)	36,721	1,955	9,402	568	24,796
Debt and capital lease obligations, including fixed interest payments	2,060,871	140,745	540,858	582,174	797,094
Total	$2,397,189	$430,603	$557,987	$584,390	$824,209

(1)	Represents all operating lease payments for office space, land and office equipment.

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

Off-Balance Sheet Arrangements
As of September 30, 2012, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standard Board, or FASB, issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income, or AOCI, in both net income and other comprehensive income on the face of the financial statements. Companies will continue to be required to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. For the three and nine month periods ended September 30, 2012, we did not have any reclassification adjustments for components of AOCI.
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
Interest Rate Risk
Our exposure to the interest rate risk as a result of our total variable interest debt, which totaled $37.1 million at September 30, 2012, would result in an approximately $0.4 million annual increase/decrease in interest rate expense for every 100 basis point increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.
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
We are also exposed to fluctuations of the U.S. dollar against the Japanese Yen as it pertains to our investment in IMJ. We will contribute, upon achievement of certain milestones and subject to our Board of Directors' approval, Japanese Yen, or JPY 300 million (or approximately $3.8 million based on the JPY/ U.S. dollar exchange rate at September 30, 2012) in cash in exchange of ordinary shares of the joint venture over a period of twelve months, which started in January 2012. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on its evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2012, so to provide reasonable assurance that material information required to be disclosed in reports the Company files or submits under the Exchange Act is made known to them timely.
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

Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business.
In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others Similarly Situated v. Molycorp, Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that we and those officers violated Section 10(b) of the Securities Exchange Act of 1934 in connection with statements relating to our third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that we had filed with or furnished to the SEC, or otherwise made available to the public. In July 2012, the plaintiffs filed an amended consolidated class action complaint against us, certain of our officers and directors, certain of our private equity investors, and certain underwriters involved in our public offerings in 2011. The amended complaint alleges, among other things, that some or all of the defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 as well as Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are seeking unspecified damages and other relief. In October 2012, the defendants filed a motion to dismiss all the claims in the amended complaint. We believe the allegations are without merit and that we have valid defenses to such allegations. We intend to defend this action vigorously. We are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial position or results of operations.
Seven stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of our directors and officers and certain of our private equity investors. These cases have been filed in the Delaware Court of Chancery, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases, which were previously consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.), have been voluntarily dismissed without prejudice. The Wells and Swaggerty cases have both been dismissed without prejudice in favor of the lawsuits proceeding in the Delaware Court of Chancery. As a result, plaintiffs in the Wells and Swaggerty cases filed notices of appeal before the 10th Circuit. The 10th Circuit case has been fully briefed by the parties.
The derivative cases have been consolidated and are proceeding in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed with the Delaware Court of Chancery challenging, among other things, certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The amended complaint asserts causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged breach of fiduciary duty not to trade on or misuse material non-public information; (3) alleged unjust enrichment; and (4) alleged aiding and abetting a breach of fiduciary duty against controlling stockholders. On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures.
On October 22, 2012, the defendants filed motions to dismiss and motions to stay the derivative case with the Delaware Court of Chancery. Defendants filed their opening briefs in support of the Motions to Stay on November 5, 2012. The parties agreed that all briefing on defendants' Motions to Dismiss should be stayed pending resolution of defendants' Motions to Stay.
In August 2012, the staff of the SEC notified us that a formal order of investigation had been issued regarding, among other things, the accuracy of our public disclosures. We are cooperating with the staff of the SEC in connection with the investigation. We cannot predict the length, scope or results of the investigation or the impact, if any, of the investigation on our results of operations.
ITEM 1A. RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on February 28, 2012.

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
3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) for the quarterly period ended June 30, 2012)

3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010

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

MOLYCORP, INC.

November 9, 2012	By:	/s/ Mark A. Smith
Mark A. Smith President and Chief Executive Officer (Principal Executive Officer)

November 9, 2012	By:	/s/ Michael F. Doolan
Michael F. Doolan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) for the quarterly period ended June 30, 2012)

3.2
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010

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