Form 10-K
period 2012-12-31
Molycorp, Inc.
filed 2013-03-18
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter: $1,504,675,694
As of February 28, 2013, the registrant had 188,581,613 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2013 annual meeting of stockholders to be filed within 120 days after December 31, 2012.

MOLYCORP, INC.

PART I
        In this Annual Report on Form 10-K, unless the context requires otherwise, references to "Molycorp," "we," "our" or "us" refer to Molycorp, LLC and its consolidated subsidiaries prior to the Corporate Reorganization (as described below) and Molycorp, Inc. and its consolidated subsidiaries after the corporate reorganization. As used in this Annual Report on Form 10-K, the term "ton" means a ton (equal to 2,000 pounds), the term "mt" means a metric tonne (equal to 2,205 pounds), the term "Roskill" means Roskill Consulting Group Limited, a rare-earth market consultant, the term "IMCOA" means the Industrial Minerals Company of Australia Pty Ltd, a rare-earth market consultant, and the term "Rest of World" means the entire world except China. For definitions of certain rare earth-related and mining terms, see "Glossary of Selected Mining Terms." IMCOA states that its data is accurate to within 20% of the stated amounts. IMCOA data takes into account only legal exports of rare earths, and ignores illegal exports from China and usage thereof, which could be significant due to the difficulties with accurately collecting information with respect thereto.
Our Business
We are one of the world's leading global rare earth companies, and the only one that operates a vertically integrated, global supply chain that combines a world-class rare earth resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium.
Our vertically integrated, global manufacturing supply chain is comprised of a workforce of approximately 2,700 scientists, engineers, chemists, technologists, and highly skilled workers in 27 locations across 11 countries. The global footprint of our manufacturing supply chain is shown in the illustration below. Our vertical integration allows us to operate multiple product supply chains, serves as a highly reliable supplier of advanced rare earth and rare metal materials, and provides price visibility to customers worldwide.
THE GLOBAL FOOTPRINT OF MOLYCORP'S VERTICALLY INTEGRATED SUPPLY CHAIN

Toronto, Canada
Napanee Canada
Abingdon, U.K.
Stade Germany
Sagard, Germany Joint Venture with Buss & Buss Spezialmetalle GmbH
Sillamäe, Estonia
Peterborough, Canada
Tianjin, China
Corporate Headquarters, Greenwood Village Colorado, USA
Hyeongok, South Korea
Mountain Pass California, USA
Nakatsugawa, Japan Joint venture with Daido Steel & Mitsubishi Corp.
Barbados
Tolleson Arizona, USA
Jiangyin, Jiangsu Province, China
Blanding Utah, USA
Quapaw, Okla., USA
Korat, Thailand
Singapore
Zibo, Shandong Province, China

LEGEND

- Rare Earth Resource
- Production Facilities
- Research & Development
- Administrative Offices
- Corporate Headquarters

SALES & LIAISON OFFICES

- Abingdon, U.K.
- Beijing, China
- Indianapolis, Indiana, USA
- Osaka, Japan
- Peterborough, Canada
- Sagard, Germany (JV with Buss & Buss Spezialmetalle GmbH
- Seoul, South Korea
- Singapore
- Tokyo, Japan
- Toronto Canada
- Turbingen, Germany

Our business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. See Note 4 in Item 8 of this Annual Report on Form 10-K for financial information regarding our reportable segments.
The Resources segment includes our operations at the Molycorp Mountain Pass Rare Earth Facility, which we refer to as the Molycorp Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths). At the Molycorp Mountain Pass facility, we conduct rare earth minerals extraction to produce: rare earth concentrates; rare earth oxides, or REO, including lanthanum, cerium, neodymium, praseodymium, and yttrium; heavy rare earth concentrates, which include samarium, europium, gadolinium, terbium, dysprosium, and others; and SorbXTM, a line of proprietary rare earth-based water treatment products, formerly known as XSORBX.
The Chemicals and Oxides segment includes: production of REO at our operations at Molycorp Silmet; separated heavy rare earth oxides and other custom engineered materials from our facilities in Jiangyin, Jiangsu Province, China; and production of REO, salts of rare earth elements, or REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from our facilities in Zibo, Shandong Province, China. Rare earth and zirconium applications from products made in this segment include catalytic converters, computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.
The Magnetic Materials and Alloys segment includes: the production of Neo Powders™ through our wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand, under the Molycorp Magnequench brand. This operating segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at our Molycorp Metals and Alloys, or MMA, facility, located in Tolleson, Arizona. Neo Powders™ are used in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size, and reduced weight.
The Rare Metals segment produces, reclaims, refines and markets high value niche metals and their compounds that include gallium, indium, rhenium, tantalum, and niobium. Operations in this segment include the following: Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario; Napanee, Ontario; Sagard, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, light-emitting diode, or LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others.
Our Molycorp Mountain Pass facility has been producing rare earth products for approximately 60 years. Upon reaching a planned annual run rate of 19,050 mt of REO by mid-2013, and upon completion of the chloralkali plant (expected later in 2013), we expect our Molycorp Mountain Pass facility to have production cash costs lower than those publicly reported for China by government officials and those reported for other non-Chinese rare earth projects. Although the modernization and expansion of our Molycorp Mountain Pass facility was planned to allow an expanded run rate of up to 40,000 mt of REO per year, we will not expand production beyond the initial planned run rate unless market demand, product pricing, capital availability and financial returns justify such production.
Our Products
The rare earth and rare metal products we make are critical inputs in many existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including mobile devices, fiber optics, lasers and hard disk drives; critical defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, military and outdoor recreation applications. Global demand for REEs, is projected by industry analysts to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses. We have made significant investments, and expect to continue to invest, in developing technologically advanced applications and proprietary applications for individual REEs.
Our vertically integrated manufacturing supply chain allows us to provide a variety of rare earth products for customers around the globe. Currently, we produce custom engineered materials from 13 different rare earths, plus yttrium, with purity levels of up to 6N (99.9999%), and from five other rare metals (niobium, tantalum, gallium, indium and rhenium) at purity levels of up to 8N (99.999999%).
Our vertically integrated, global manufacturing supply chain allows us to produce the following commercial products:

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
The members of Molycorp, LLC contributed either (a) all of their member interests in Molycorp, LLC or (b) all of their equity interests in entities that held member interests in Molycorp, LLC (and no other assets or liabilities) to Molycorp, Inc. in exchange for shares of Molycorp, Inc. Class A common stock. Additionally, all of the holders of profits interests in Molycorp Minerals, LLC, which were represented by incentive shares, contributed all of their incentive shares to Molycorp, Inc. in exchange for shares of Molycorp, Inc. Class B common stock. Accordingly, Molycorp, LLC and Molycorp Minerals, LLC became subsidiaries of Molycorp, Inc., which we refer to as the Corporate Reorganization. Following the Corporate Reorganization, Molycorp, LLC was merged with and into Molycorp Minerals, LLC. Immediately prior to the consummation of Molycorp, Inc.’s initial public offering, all of the shares of Class A common stock and Class B common stock were converted into shares of common stock.
On April 1, 2011, we completed the acquisition of a 90.023% controlling stake in AS Silmet located in Sillamäe, Estonia, which is now known as Molycorp Silmet, one of only two rare earth processing facilities in Europe. On October 24, 2011, we acquired the remaining 9.977% ownership interest in Molycorp Silmet. This acquisition provides us with a European base of operations and significantly increases our annual capacity to produce REO by approximately 3,000 mt. Molycorp Silmet is expected to source rare earth feed stocks for the manufacturing of its products primarily from our Molycorp Mountain Pass facility in 2013. The main focus of Molycorp Silmet is on the production of REO and metals, including production of neodymium metal, a critical component in the manufacture of neodymium-iron-boron, or NdFeB, permanent rare earth magnets.

On April 15, 2011, we acquired Santoku America, Inc., which is based in Tolleson, Arizona, and which is now known as Molycorp Metals and Alloys, or MMA, the only producer of rare earth alloys in the United States. MMA provides us with access to certain intellectual property related to the development, processing and manufacturing of neodymium and samarium magnet alloy products.
On August 22, 2011, we opened an office in Tokyo, Japan to provide customer support as well as consulting and technical services to our customers in Japan.
On November 28, 2011, we formed a joint venture, Intermetallics Japan, or IMJ, with Daido Steel Co., Ltd., or Daido, and Mitsubishi Corporation, or Mitsubishi, to manufacture and sell next-generation NdFeB permanent rare earth magnets using a technology licensed from Intermetallics, Inc., a partnership between Mitsubishi, Daido and Dr. Masato Sagawa, co-inventor of the NdFeB magnet. Concurrently with the formation of this joint venture, we entered into a supply agreement with Mitsubishi (acting as the procurement agent) and Daido to sell to the joint venture certain rare earth products at the conditions set forth in the supply agreement.
On June 11, 2012, we completed the acquisition of all of the outstanding equity of Neo Material Technologies Inc., formerly referred to as Neo or Neo Materials and now Molycorp Minerals Canada ULC or Molycorp Canada. This acquisition allowed us to become a leading global producer, processor and developer of NdFeB magnetic powder, or Neo Powders™, rare earths and zirconium based engineered materials and applications, and other rare metals and their compounds. These innovative products are essential in many of today's high-technology products. Neo Powders™ are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. The Molycorp Canada acquisition allows us to also manufacture a line of mixed rare earth/zirconium oxides and to reclaim, refine and market high value niche metals and their compounds including gallium, indium and rhenium used in wireless, light emitting diode, or LED, flat panel display, turbine, solar and catalyst applications. Through the Molycorp Canada acquisition we have expanded our operations to include joint ventures and majority owned manufacturing facilities in Jiangyin, Jiangsu Province, China; Zibo, Shandong Province, China; Tianjin, China; Hyeongok Industrial Zone in South Korea; Korat, Thailand; Stade, Germany; Sagard, Germany; Peterborough, Ontario; Napanee, Ontario; Blanding, Utah; and Quapaw, Oklahoma. Additionally, we now conduct research and product development through laboratories in Singapore and Abingdon, United Kingdom.
Modernization and Expansion of our Molycorp Mountain Pass Facility
All key production components of our Molycorp Mountain Pass facility are operational and now ramping up toward our initial planned run rate of 19,050 mt of REO per year by mid-year 2013. Our ability to expand production beyond the initial planned run rate per year will be influenced by customer demand and end-market conditions, among other factors.
Construction of our chloralkali plant at our Molycorp Mountain Pass facility continues. Our chloralkali plant will help us recycle water used in separation processes, as well as regenerate chemical reagents needed for separations, which is expected to significantly reduce the amount of reagent supplies we must purchase. While the chloralkali plant is not required for rare earth production, it is expected to significantly drive down our unit production costs at our Molycorp Mountain Pass facility to a level below those reported by Chinese public officials once it comes online.
In addition to directly supplying customer demand, our Molycorp Mountain Pass facility will also provide rare earth feedstock for our downstream processing plants in Sillamäe, Estonia; Zibo, China; Jiangyin, China; and Tolleson, Arizona. Those facilities produce advanced materials that are custom engineered for a variety of global rare earth markets. We expect that upon reaching our initial planned run rate, our Molycorp Mountain Pass facility will have the capacity to produce rare earth feedstock in volumes greater than our initial planned run rates. We expect our Molycorp Mountain Pass facility to provide sufficient rare earth feedstock to meet the planned production of our Sillamäe and Zibo facilities in 2013.
Neodymium/praseodymium produced at our Molycorp Mountain Pass facility is expected to be sold directly to magnetic material customers, the IMJ joint venture, MMA and our downstream operations under the Molycorp Magnequench brand at our wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand.
Rare Earths Industry Overview
Pricing for REEs has experienced significant volatility over the past several years due to a number of factors: the recent global financial crisis; a severe contraction by China, beginning in 2010, of rare earths it allowed for export; China's continuing efforts to institute stronger environmental reforms across its rare earth industry, force industry consolidation, and constrict rare earth production; a build-up of stockpiles by rare earth consumers and government entities; and a general lack of certainty among rare earth customers regarding the reliability of the future supply of REEs. Current prices for all REEs remain significantly higher than historic (pre-2010) levels, although they have fallen from the peak levels seen in 2011.

Average FOB China $/Kg of most common REEs Oxide 99%

					2012
	2008	2009	2010	2011	Q1	Q2	Q3	Q4
Lanthanum	$8	$6	$23	$101	$40	$25	$20	$13
Cerium	$4	$4	$21	$99	$35	$25	$20	$14
Praseodymium	$27	$15	$46	$195	$155	$115	$100	$85
Neodymium	$27	$15	$47	$230	$170	$115	$100	$85
Terbium	$650	$350	$530	$2,300	$2,600	$2,000	$2,000	$1,400
Dysprosium	$110	$100	$225	$1,450	$1,300	$1,100	$950	$675
Source: IMCOA, Metal-Pages. Prices have been rounded.
Regarding global rare earth demand forecasts, IMCOA is of the view that rare earth markets are poised for growth, and it recently increased its forecast demand for REO products. IMCOA now estimates global REO demand growth of 115,000 mt in 2012 to 162,500 mt in 2016, which represents approximately a 9% compound annual growth rate, or CAGR. IMCOA estimates that global REO demand will increase further in 2020 to 225,000 mt, which represents an 8.75% CAGR from 2012 to 2020.
On the supply side, China has dominated the global supply of REO for the last sixteen years and, according to IMCOA, will continue to do so through at least 2016. IMCOA's estimate of global production of REO for 2012 is approximately 110,000 mt, with China representing approximately 86% of that total. IMCOA forecasts that global rare earth supply will increase to 180,000 mt in 2016, with China producing approximately 65% of that total.

Rare Earths End-Use Markets
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
As illustrated in the following table, each of our operating segment targets the needs of several value-added end-use REE markets across multiple industry sectors:

Operating Segment	Locations	Products	End Markets
Resources	•Mountain Pass, California	•Rare Earth Concentrates •REO •SorbXTM	•Oil Refinery Catalyst •Glass Polishing •Automotive •Hybrid and Electric Vehicles •Water Purification •Energy Efficiency Lighting
Chemicals & Oxides	•Sillamäe, Estonia •Zibo, China •Jiangyin, China	•REO •Mixed Oxides •Zirconium Oxide	•Automotive •Hybrid and Electric Vehicles •Consumer Electronics •Communication Systems •High-End Optics •Energy Efficiency Lighting
Magnetic Materials & Alloys	•Korat, Thailand •Tianjin, China •Tolleson, Arizona	•Neo Powders™ •NdFeB Alloys •SmCo Alloys	•Computing •Automotive •Hybrid and Electric Vehicles •Aerospace •Health Care •Industrial Motors •Wind Power Generation •Defense Technologies •Battery Technologies •Consumer Electronics •Home Appliance
Rare Metals	•Sillamäe, Estonia •Peterborough, Canada •Napanee, Canada •Blanding, Utah •Quapaw, Oklahoma •Hyongeok, South Korea	•Niobium •Tantalum •Gallium •Indium •Rhenium	•Computing •Electronic Controls •Steel Additives •Industrial Applications •Photovoltaics •Super Alloys
Customers
We sell a variety of rare earth and rare metal materials, including ultra-high-purity and custom-engineered rare earth products, directly to customers and through distributors in multiple countries. The geographic distribution of our revenues based on our customers' locations for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Asia:
China	$118,086	$421	$909
Japan	160,942	204,262	9,569
Thailand	7,674	—	—
Hong Kong	4,793	—	—
South Korea	3,828	—	—
Singapore	212	—	9
North America	104,769	128,544	24,070
Europe	117,907	56,760	596
Other	10,699	6,844	4
Total	$528,910	$396,831	$35,157

See Note 4 in Item 8 of this Annual Report on Form 10-K for a breakdown of long-lived tangible assets by country at December 31, 2012 and 2011.

Resources Segment
As of December 31, 2012, we have allocated 48% of our expected run rate of 19,050 mt of REO per year to existing contracts with customers, 8% to support our Molycorp Magnequench subsidiary and 23% for potential SorbXTM sales, for a total of 79% of the 19,050 mt of REO that we intend to produce annually at our Molycorp Mountain Pass facility. Rare earth carbonate produced in excess of the target 19,050 mt of REO per year will be distributed to our Chemicals and Oxides facilities.

There were no significant sales by customer and by product during 2012 at the Resources segment relative to consolidated revenues. In prior periods, significant sales by product, as a percentage of consolidated revenues, and significant sales by customer were approximately as follows at the Resources segment:

Percentages of significant sales by product	2011	2010
Lanthanum products	23%	39%
Cerium products	11%	29%
Neodymium and Praseodymium products	26%	26%

Significant sales by customer (in millions)	2011	2010
Hitachi Metals Ltd.	$92.2	nm
Mitsubishi Unimetals USA	nm	$8.5
W.R. Grace & Co.—Conn.	nm	$7.4
Chuden Rare Earth Co. Ltd.	nm	$5.4

nm = not material

Resources segment's sales to five of its customers represented approximately 81% of the segment's sales in 2012.

Chemicals and Oxides Segment

The Chemicals and Oxides segment includes sales of REO, zirconium-based engineered materials and mixed rare earth oxides from the Molycorp Canada acquisition on June 11, 2012, and REO from the Molycorp Silmet acquisition on April 1, 2011. Sales to five customers in the Chemicals and Oxides segment accounted for approximately 41% of the segment's sales in 2012. Sales of cerium products within the Chemicals and Oxides segment accounted for approximately 15% of consolidated sales in 2012.

Magnetic Materials and Alloys Segment

Within the Magnetic Materials and Alloys segment, sales of Neo Powders™ were approximately 25% of consolidated revenues for the period from June 12, 2012 to December 31, 2012. The Neo Powders™ were introduced into Molycorp's product mix with the Molycorp Canada acquisition.

Sales from the Magnetic Materials and Alloys segment to Santoku Corporation for the period from April 15, 2011 to December 31, 2011, were $48.8 million, or approximately 12% of the Company’s consolidated revenues in 2011.

Sales of NdFeB alloys for the period from April 15, 2011 to December 31, 2011, were approximately 11% of consolidated revenues in the Magnetic Materials and Alloys segment.

Rare Metals Segment

Sales to five customers in the Rare Metals segment accounted for approximately 34% of the segment's sales in 2012. The Rare Metals segment was formed as a result of the Molycorp Silmet and the Molycorp Canada acquisitions.

Seasonality

Sales of our products are subject to seasonal decreases in the first quarter of each year as customers react to the Chinese New Year holiday shutdown.

Sources and Availability of Raw Materials
The principal raw materials used by our Resources segment operations are energy (including electricity and natural gas), hydrochloric acid, sodium hydroxide and water.
In 2012, we built a new 24 megawatt Combined Heat and Power, or CHP, plant that utilizes natural gas to provide reliable electricity and steam to our Molycorp Mountain Pass facility. If we expand our production beyond the initial planned annual run rate of 19,050 mt of REO, we intend to add two additional turbines to the CHP plant to increase its capacity to 49 megawatts.
We use large amounts of hydrochloric acid and sodium hydroxide as chemicals to process REO at our Molycorp Mountain Pass facility. We expect that our chloralkali plant will allow us to produce our own hydrochloric acid and sodium hydroxide starting in mid-2013. Accordingly, we currently purchase hydrochloric acid and sodium hydroxide in the open market and, as a result, we could be subject to significant volatility in the cost or availability of these chemicals. We may not be able to pass increased prices for these chemicals through to our customers in the form of price increases. A significant increase in the price, or decrease in the availability, of these chemicals before we produce them on site at our Molycorp Mountain Pass facility could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.
Our operations at Molycorp Mountain Pass also require significant quantities of water to process REO. However, in the third quarter of 2012, we started up our new water treatment plant that, when fully operational, will help us recycle process water that historically was treated as wastewater.  This technology puts us on track to achieving our goals of operating as a near-zero wastewater discharge facility and maintaining environmental superiority in rare earth production at our Molycorp Mountain Pass facility.  This technology also helps drive down our production costs.
In addition to natural ores and REO concentrates, which we expect will be primarily supplied from the Resource segment by mid-2013, most operations comprising the Chemicals and Oxide segment utilize energy (electricity), hydrofluoric acid, nitric acid, sulphuric acid, tributylphosphate and water. We purchase these raw materials, including chemicals, in the open market through multiple suppliers and, as a result, could be subject to significant volatility in the cost or availability of these materials. We may not be able to pass increased prices for these raw materials through to our customers in the form of price increases for our products. A significant increase in the price, or decrease in the availability of these chemicals could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.
At our Magnetic Materials and Alloys segment, we use neodymium, samarium, praseodymium and dysprosium, and a number of non-rare earth metals including iron, boron, cobalt and copper. Except for neodymium and praseodymium, we purchase these raw materials in the open market through multiple suppliers and, as a result, could be subject to significant volatility in the cost or availability of these raw materials. We may not be able to pass increased prices for these materials through to our customers in the form of price increases for our products. A significant increase in the price, or decrease in the availability, of these raw materials could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.
We are also dependent on being able to secure an adequate supply of gallium, indium or rhenium bearing scrap at economic prices to maintain and grow the recycling business of our Rare Metals segment.
Competition
Our ability to compete successfully across all of our reportable segments depends upon a number of factors including: market presence; low production costs; supply reliability; maintenance and improvement of quality; properties and purity of products; access to capital and the pricing policies of our competitors.
Once we reach full planned run rates for REO at our Resource segment and increase other downstream productions through our Chemicals and Oxides and our Magnetic Materials and Alloys segments, the increased competition may lead our competitors, primarily various Chinese producers, to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations and increased competition, whether legal or illegal, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
Patents, Trademarks and Licenses
We rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. We also have a proven technology and product development group and as of December 31, 2012, held 89 issued and pending U.S. patents and patent applications, and 325 issued and pending foreign patents and patent applications. The patents issued have an average duration of approximately 10 years as of December 31, 2012.
The MMA acquisition provided us with access to certain intellectual property relative to the development, processing and manufacturing of neodymium and samarium magnet alloy products. Molycorp Canada's current intellectual property position is dependent primarily on the essential nature of certain fundamental patents covering bonded magnets made with Neo Powders™ and Molycorp Canada's manufacturing process for Neo Powders™. The most effective of these patents expires in July 2014. While Molycorp Canada holds a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend, if issued) beyond 2014, none are of an equally essential nature as Molycorp Canada's fundamental patents and exclusive rights, and therefore Molycorp Canada's competitive position after the expiration of the fundamental patents is likely to be diminished as a result of the expiration of such patents. Molycorp Canada may therefore be unable to defend against new competitors entering the marketplace or maintain its existing pricing power.
We intend to rely on patented products, such as SorbXTM, and related licensing agreements to establish proprietary markets for low demand REEs. These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property will be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products.
Research and Development
We invest significant resources to improve the efficiency of our REO processing operations, develop new applications for individual REEs, research value added rare earth and rare metal applications, and perform exploratory drilling. As of December 31, 2012, our product and process development group consisted of 79 scientists and engineers. In addition, we spent $27.8 million, $7.7 million and $2.3 million on research and development for the years ended December 31, 2012, 2011 and 2010, respectively.
Employees
As of December 31, 2012:

•	we have a combined workforce of approximately 2,700 employees includes scientists, engineers, chemists, technologists and highly skilled workers in 27 locations across 11 countries;

•
236 employees, or approximately 61% of the workforce at our Molycorp Mountain Pass facility, were represented by the United Steelworkers of America. Our contract with the United Steelworkers of America expires in 2015; and

•	176 employees, or approximately 29% of the workforce at our Molycorp Silmet facility, were unionized employees. Our contract with the labor union in Estonia is renewed annually by the end of February.
We have not experienced any work stoppages at our Molycorp Mountain Pass or Molycorp Silmet facilities due to labor disputes, and consider our overall employee relations to be excellent.
Environmental, Health and Safety Matters
Our operations are subject to numerous and detailed international, national, federal, state and local laws, regulations and permits affecting the mining and mineral processing industry, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Most of our efforts to comply with environmental laws, regulations and permits relate to our mining and processing operations at the Molycorp Mountain Pass facility. Our operations at Molycorp Silmet are subject to the environmental laws, regulations and permits applicable in Estonia, whose requirements are shaped by Estonia's membership in the European Union. We are also subject to both Chinese national and local environmental protection regulations with respect to some of our operations in China.

These international, national, federal, state and local laws, regulations and permits have had, and will continue to have, a significant effect on our results of operations and competitive position and have become increasingly stringent over time. Future laws, regulations or permits, as well as the interpretation or enforcement of existing requirements, may require substantial increases in capital or operating costs or otherwise delay, limit or prohibit our current or future operations.
We retain, both within Molycorp and outside Molycorp, the services of reclamation and environmental, health and safety, or EHS, professionals to review our operations and assist with environmental compliance, including with respect to product management, solid and hazardous waste management and disposal, water and air quality, asbestos abatement, drinking water quality, reclamation requirements, radiation control and other EHS issues. Despite our emphasis on compliance, through training and established policies, there is no assurance that we have been or will be at all times in compliance with such requirements.
Environmental expenditures
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements.
At our Molycorp Mountain Pass facility, we incurred approximately $4.7 million and $6.1 million in 2012 and 2011, respectively, and expect to incur approximately $4.0 million in 2013, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. Included in the 2012 and 2011 amounts above are approximately $22.1 million and $4.9 million, respectively, for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds. The expenditures for removal and disposal of excess wastewater were incurred to allow the facilities under construction at Molycorp Mountain Pass to become fully operational. We estimate that we will incur approximately $6.0 million for wastewater transportation and disposal costs in 2013.
In addition, as part of our continuing efforts to comply with environmental laws and regulations, in 2011 we identified potential liner defects in three of the onsite evaporation ponds at our Molycorp Mountain Pass facility. This led to minor groundwater contamination issues that were limited to a small area directly underneath the evaporation ponds. The evaporation ponds in which the lining tears have been detected were substantially drained in 2011 to allow for a detailed inspection of the lining system. In 2012, we replaced the primary lining system in two of our evaporation ponds and the total cost of approximately $2.4 million was treated as capital expenditures. Further investigation of the lining system in the third pond did not reveal any lining system defects.
The costs we anticipate to incur as part of our on-going mine reclamation activities at the Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure at Note 13 in Item 8 of this Annual Report on Form 10-K.
We incurred approximately $0.3 million and $0.4 million in 2012 and for the period from April 1, 2011 to December 31, 2011, respectively, at our Molycorp Silmet facility, and we expect to spend approximately $0.4 million in 2013, for ongoing operating environmental expenditures to comply with the European Union directives and with the Estonian regulatory act governing environmental permitting and licensing. In addition to routine environmental compliance costs, we incurred approximately $0.5 million in 2012, and expect to spend approximately $0.8 million in 2013, to comply with the European Union's REACH program at Molycorp Silmet. We may have to incur environmental capital and operating costs associated with future possible modernization plans at our Molycorp Silmet facility.
Although we have not incurred any significant environmental expenditures at our MMA facility and our Molycorp Canada's facilities in 2012, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans related to those operations.
Permits and Approvals
Numerous governmental permits and approvals are required for our current and future operations.
We hold conditional use and minor use permits from the County of San Bernardino, which currently allow continued operations of our Molycorp Mountain Pass facility through 2042. With the exception of certain building permits and the permit requirements under Title V of the Clean Air Act, as further discussed below in the Air Pollution Control section, we have secured all permits necessary to allow construction and operation at our Molycorp Mountain Pass facility, including permits to operate specific facilities or operating units from the Lahontan Regional Water Quality Control Board and the Mojave Desert Air Quality Management District. Risk management plans for ammonia and chlorine, which are present in our power plant and cerium separations plant respectively, were completed and submitted to the appropriate regulatory agencies in 2012.

To obtain, maintain and renew these and other environmental permits, we may be required to conduct environmental studies and collect and present to governmental authorities data pertaining to the potential impact that our current or future operations may have upon the environment. We may be unable to obtain additional permits unless we are able to avoid or mitigate those impacts. The permitting processes and development of supporting materials, including any environmental impact statements, may be costly and time consuming. Any failure to obtain, maintain or renew required permits may delay, limit or prohibit current or future operations. Consequently, the expansion and modernization of the Molycorp Mountain Pass facility may be delayed, curtailed or prevented, particularly in the event that any environmental impact statement is required in connection therewith. These permit processes and requirements, and the interpretation and enforcement thereof, change frequently, and any such future changes could materially adversely affect our mining operations and results of operations.
Our Molycorp Silmet facility has an Integrated Environmental Permit, which controls its operations in general, and Radiation Practice Licenses for the management of radioactive materials. The Integrated Environmental Permit must be renewed when and if we expand our operations in that facility. The Radiation Practice Licenses are renewed approximately every five years. Some of Radiation Practice Licenses are due for renewal in 2013 and some in 2015.
Our MMA facility does not currently require an air permit or a wastewater discharge permit. As we expand our operations at that facility, any industrial processes that are added that require permitting will be reviewed and authorized by Maricopa County, Arizona, where the MMA facility is located.
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
We maintain a rigorous safety program. Our Molycorp Mountain Pass employees and contractors are required to complete 24 hours of initial health and safety training, as well as annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe. As a direct result of this commitment to safety, our Molycorp Mountain Pass facility has an exceptional safety record, which as of December 31, 2012, stood at 2,730 days worked without a lost-time or restricted work accident. Lost-time incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee's scheduled work.
The exceptional safety performance record of our Molycorp Mountain Pass facility is further reflected in the following table, which compares rates for all lost time, restricted work and medical treatment incidents per 200,000 hours worked with average rates for mining operations, as determined by MSHA:

	Years Ended December 31,
	2008	2009	2010	2011	2012
Molycorp Mountain Pass	1.01	0.86	1.33	1.66	0.00
MSHA Rates for Operators	3.48	2.95	2.83	2.73	2.68

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
Our MMA facility has not had a lost-time accident for the past 15 years. Our Molycorp Silmet facility had four lost-time accidents in 2012 and three lost-time accidents in 2011, and one during the 12 months prior to our acquisition of the facility on April 1, 2011.
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
As of December 31, 2012, we had financial assurance requirements of $28.7 million related to our Molycorp Mountain Pass facility that were satisfied with surety bonds, which we have placed with California state and regional agencies.
In the second quarter of each year, we are required to provide the State of California with an updated estimate of the costs associated with the mine reclamation. This estimate is reviewed and approved by the State of California, after which we are responsible for making any necessary changes to surety bonds placed with the State of California.
As a result of new construction activity at the Molycorp Mountain Pass facility associated with our modernization and expansion project, additional lands have been disturbed since the last mine reclamation cost estimate in 2010, resulting in an increase in the mine reclamation obligation from $3.3 million to $4.1 million. The additional $0.8 million surety amount was placed with the County of San Bernardino and the State of California earlier in 2012. The United States Environmental Protection Agency, or EPA, has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.
Asset retirement obligations for accounting purposes can be, and often are, greater than the amount of surety bonds placed with local authorities.
Water Usage and Pollution Control
The federal Clean Water Act and similar national, state and local laws and regulations affect surface mining and processing operations, including operations at our Molycorp Mountain Pass facility, by imposing restrictions on the discharge of pollutants, including tailings and other material, into waters. These requirements are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over the jurisdiction and permitting requirements of the federal Clean Water Act. Individual or general permits under Section 404 of the Clean Water Act are required if we discharge dredged or fill materials into jurisdictional waters of the United States. In addition, our Lahontan Regional Water Quality Control Board permit for our Molycorp Mountain Pass facility establishes treatment standards for wastewater discharges to engineered impoundments, and requires regular monitoring and reporting on the performance of the Molycorp Mountain Pass wastewater management operations. Until our chlor-alkali plant is operational, we intend to dispose of wastewater using our existing on-site evaporation ponds and, as needed, via off-site disposal.

All of the melting and pouring operations used in the production of metals and alloys at MMA utilize vacuum induction melting, or VIM, furnaces. VIM furnace operations do not generate any significant quantities of wastewater and, therefore, there is no industrial wastewater discharge permit required for the facility.
The discharge of wastewater by Molycorp Silmet operations are governed by its Integrated Environmental Permit.
We are also subject both to Chinese national and local environmental protection regulations, which currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for discharges exceeding the standards, and provide for the closure of any facility that fails to comply with orders requiring it to cease or remedy certain activities causing environmental damage. Our Chinese joint ventures Jiangyin and Zibo produce waste water from their solvent extraction processes. In the case of Jiangyin, its expansion in 1995 included an upgrading of its waste water processing and treatment procedures, as a result of which its waste water passes all environmental requirements. Jiangyin pays an agreed fee once a year for the discharge of waste waters. In the case of Zibo, the plant was designed to make use of waste water discharge facilities of an adjacent petrochemical complex, which has a variable monthly charge based on usage. Zibo is also obliged to pay a monthly environmental administration fee to the municipal government of Linzi. Waste water has met the requirements set by local authorities for all environmental standards. Both Jiangyin and Zibo were inspected in 2012 as part of an environmental audit and have received the Chinese Ministry of Environmental Protection's approval for compliance with applicable environmental laws. However, there is no assurance that Chinese national or local authorities will not impose additional regulations which would require additional expenditures that may have a material adverse effect on the profitability of the joint ventures.
Air Pollution Control
The federal Clean Air Act and similar national, state and local laws and regulations affect our surface mining and processing operations at our Molycorp Mountain Pass facility, both directly and indirectly. We currently operate and maintain numerous air pollution control devices at our Molycorp Mountain Pass facility under permits from the California Mojave Desert Air Quality Management District. We generally must obtain permits before we install new sources of air pollution. The process may require us to perform air quality studies and to obtain emission offset credits, which can be costly and time consuming to procure. The increased emissions from the CHP plant and other combustion sources at our Molycorp Mountain Pass facility will trigger permit requirements under Title V of the Clean Air Act. In February 2013, we submitted the Title V application to the regulatory agency. In addition, the regulations of the California Air Resources Board will require us to retrofit or replace off-road, on-road and forklift vehicles to achieve fleet emission standards for nitrogen oxides and particulate matter (10 microns).
Our Molycorp Mountain Pass operations also emit GHG. Pursuant to existing GHG requirements, we expect that following the expansion of our Molycorp Mountain Pass facility we will be required to report annual GHG emissions from our operations starting in 2013. Furthermore, our GHG emissions at Mountain Pass will be subject to California's cap-and-trade regulations. Additional GHG emission related requirements are in various stages of development. For example, the U.S. Congress is considering various legislative proposals to address climate change. In addition, EPA has issued regulations, including the "Tailoring Rule," that subject GHG emissions from stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. California is also implementing regulations pursuant to its Global Warming Solutions Act that establish a state-wide cap-and-trade program for GHG emissions. Any such regulations could require us to modify existing permits or obtain new permits, purchase emissions credits, implement additional pollution control technology, curtail operations or increase significantly our operating costs, any of which could adversely affect our business, financial condition, reputation, operating performance and product demand. However, such regulations might also present opportunities for our industry to the extent that they increase the demand for rare earth products used in clean-technology applications, such as hybrid and electric vehicles and wind power turbines. Our Molycorp Mountain Pass operations consume significant amounts of energy and, accordingly, are subject to fluctuations in energy costs. These costs may increase significantly in part as an indirect result of GHG and other air emission regulations applicable to third-party power suppliers.
The VIM furnaces utilized at our MMA facility for all of the melting and pouring operations in the production of metals and alloys have no fugitive emissions to the atmosphere. The Integrated Environmental Permit issued to Molycorp Silmet regulates the discharge of air pollution in accordance with the requirements of Estonian laws and regulations.
Hazardous and Radioactive Substances and Wastes
We generate and manage solid and hazardous waste at our Molycorp Mountain Pass facility, Molycorp Silmet facility and our Rare Metals operations in Ontario, Canada.
In reference to the Molycorp Mountain Pass operations, the federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, and analogous federal and state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the actual or threatened release of a "hazardous substance" into the environment. Persons who are or were responsible for such releases of hazardous substances under CERCLA, which can include waste generators, site owners, lessees and others, may be subject to joint and several liability for the costs of remediating such hazardous substances and for damages to natural resources. Accordingly, we may be subject to liability under CERCLA and similar federal and state laws for properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent waste materials. Pursuant to a 1998 clean up and abatement order issued by the Lahontan Regional Water Quality Control Board, we have conducted and are continuing to conduct various investigatory, monitoring and remedial activities related to contamination at and around our Molycorp Mountain Pass facility. These activities include groundwater investigations, soil remediation and the operation of groundwater monitoring and recovery wells, installation of water treatment systems and evaporation ponds. Also, prior to our acquisition of the Mountain Pass facility, leaks in a wastewater pipeline from the facility to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. However, that contamination is being remediated by Chevron Mining Inc., who retained ownership of the ponds and the pipeline. Although Chevron Mining Inc. is obligated to indemnify us for certain potential environmental losses associated with activities that occurred prior to our purchase of the Molycorp Mountain Pass facility, the amount of such indemnity is limited and may not be sufficient to cover such losses.
In 2009, the EPA announced that it is developing financial responsibility requirements under CERCLA for certain facilities within the hardrock mining industry. If applicable to our current or future operations at our Molycorp Mountain Pass facility, these requirements could impose on us significant additional costs or obligations.
REEs contain naturally occurring radioactive substances, such as thorium and uranium. The mining and processing of REEs involves the handling and disposal of such substances. Accordingly, we are subject to extensive safety, health and environmental laws, regulations and permits regarding radioactive substances. Significant costs, obligations or liabilities may be incurred with respect to such requirements, and any future changes in such requirements (or the interpretation or enforcement thereof) may have a material adverse effect on our business or results of operations. One such permit pursuant to which our Molycorp Mountain Pass facility currently operates is a Radioactive Materials License issued and administered by the California Department of Public Health Radiologic Health Branch. The license is a broad scope license, which provides for the safe management of radioactive materials at our Molycorp Mountain Pass facility under the direction of the Radiation Safety Officer with oversight from a Radiation Safety Committee. A failure to maintain or renew this license could materially adversely affect our business or results of operations. The current license expires in 2020.
Demolition of structures in connection with the expansion and modernization of a manufacturing facility generates waste in addition to that associated with processing and ongoing remediation activities. The current modernization and expansion of our Molycorp Mountain Pass facility, and possible future modernization and expansion of other facilities we own around the world, we will incur additional costs to handle, store and dispose of such wastes.
The storage and disposal of low-level radioactive wastes by our Molycorp Silmet operations are governed by the Radioactive Practice Licenses issued in Estonia. Radioactive materials are present at our Molycorp Silmet facility, and we incur costs to manage and dispose of such materials. In addition, the long history of industrial operations at Molycorp Silmet may have caused soil, surface water and groundwater contamination at and around the facility. The facility was constructed in 1948 and has since been used for, among other industrial purposes, the processing of uranium ore and alum shale.
As part of the recycling of gallium, indium, and rhenium scrap into saleable metal, a significant degree of waste material is generated during the leaching and ion-exchange-barren process. We have adequate procedures in place to ensure that waste generated from these processes are appropriately contained and disposed of in a safe and responsible manner. Our Rare Metals operations in Ontario, Canada are subject to provincial regulation under the Ontario Ministry of Environment and must periodically submit documentation to validate the waste disposal process throughout the year. For the period from June 12, 2012 to December 31, 2012, waste disposal costs related to our operations in Ontario, Canada totaled $0.8 million.
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

Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 27, 2013.

Name	Age	Position
Constantine E. Karayannopoulos	52	President and Chief Executive Officer, and Director
Michael F. Doolan	60	Executive Vice President and Chief Financial Officer
John L. Burba, PhD	61	Executive Vice President and Chief Technology Officer
John F. Ashburn, Jr.	58	Executive Vice President and General Counsel
Geoffrey R. Bedford	46	Executive Vice President of Rare Earths and Magnetics
Douglas J. Jackson	52	Executive Vice President of Corporate Development
Constantine E. Karayannopoulos was appointed President and Chief Executive Officer in December 2012, and has served as Vice Chairman and Director since June 2012. A professional engineer, he previously served as President and Chief Executive Officer of Neo Material Technologies, or Neo, from 2005 until we acquired Neo in June 2012. Prior to that, Mr. Karayannopoulos was the Executive Vice President and Chief Operating Officer of Neo, and also served as Vice President and General Manager of Neo’s rare earths business unit and Vice-President, Sales. Before joining Neo, Mr. Karayannopoulos was a Manager of Business Development at Praxair Canada Inc., a manufacturer of industrial gases, and managed their new business acquisition efforts in Eastern Canada, as well as their commercial development activities in the Chemical, Petrochemical and Refining industries across Canada. From 1986 to 1994, he was in the Linde Division of Union Carbide Canada (now, Praxair Canada Inc.) as a Market Development Specialist, assuming successively more senior roles. Mr. Karayannopoulos is a Director of the Canada China Business Council, a Director of Lithium Americas Corp., and is a member of the Advisory Board at the University of Toronto’s Department of Chemical Engineering and Applied Chemistry. He holds Bachelor and Master of Applied Science degrees in Chemical Engineering from the University of Toronto.
Michael F. Doolan was appointed Executive Vice President and Chief Financial Officer in June 2012. Previously, he was Executive Vice President, Finance, and Chief Financial Officer of Neo from 2005 until 2012. He also served as Senior Vice President and Chief Financial Officer of Falconbridge Limited of Toronto, a natural resources company involved in the exploration, mining, processing, and marketing of various metal and mineral products, since 2002, prior to its merger with Noranda, Inc. Mr. Doolan has over 25 years of experience in all aspects of financial management with specific expertise in international mergers and acquisitions, offshore financing structures and international treasury management.
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

Geoffrey R. Bedford was appointed Executive Vice President of Rare Earths and Magnetics in June 2012. Previously, he served as Executive Vice President for the Performance Materials Division of Neo from 2005 until we acquired Neo in June 2012. He also served as Executive Vice President, Finance and Chief Financial Officer at Neo. Prior to joining Neo in July 1999, he held successively senior financial positions with two manufacturing firms, most recently as Senior Manager of Operations Finance for Woodbridge Corporation, a large multinational automotive parts company. He began his professional career with Price Waterhouse and has a broad range of management, MIS and financial experience. He is a Chartered Accountant and holds a Masters of Business and Administration from Northwestern University, a graduate of the Kellogg-Schulich EMBA program.
     Douglas J. Jackson has been our Vice President of Business Development since November 1, 2010. He was promoted to the position of Senior Vice President of Business Development and Sales/Marketing in June of 2011, and to the position of Executive Vice President of Business Development in June 2012. From 2002 to 2010, he was a private investor and in 2010 he founded and is the principal of Optimal Solutions SV LLC, a management consulting company. From 1988 to 2002, he was with Dyno Nobel, Inc., or Dyno, the largest operating subsidiary of Dyno Nobel ASA, a global commercial explosive supplier. Mr. Jackson held a variety of positions at Dyno, including serving as President and Chief Executive Officer, where he had the responsibility for operations in North America and South America, Dyno's largest market, while establishing new operations in the high growth markets of Latin America. Mr. Jackson started his career at Unocal Corporation, where his roles included Engineer-Chemical Sales/Service and District Sales Manager—Industrial Chemical Marketing. Mr. Jackson received his B.S. degree in engineering from Washington State University in 1983 and his MBA from California State University in 1988.
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
Risks Related to Our Business

The production of rare earth products is a capital-intensive business and our ongoing modernization and expansion efforts at our Molycorp Mountain Pass facility will require the commitment of substantial resources. Any unanticipated costs or delays associated with our ongoing modernization and expansion efforts at our Molycorp Mountain Pass facility could have a material adverse effect on our financial condition or results of operations.
Our ongoing modernization and expansion efforts at our Molycorp Mountain Pass facility require the commitment of substantial resources for operating expenses and capital expenditures. We currently expect to incur total capital expenditures of approximately $1.45 billion for the modernization, expansion and other capital projects at our Molycorp Mountain Pass facility, including for engineering, procurement and construction, or EPC, preliminary engineering, insurance, permitting, legal, start-up, commissioning and other costs. This estimate does not include capitalized interest.
We have encountered cost pressures during the modernization and expansion efforts at our Molycorp Mountain Pass facility that have led to significantly higher costs than previously expected. We are continuing to re-evaluate the impact of cost pressures on the budget, and we will incur additional costs if our mitigation measures are not successful. To date, our mitigation measures have not been successful in offsetting all additional costs. In addition, our estimated expenses may increase as consultants, personnel and equipment associated with advancing development and commercial production are added. The progress of our modernization and expansion efforts at our Molycorp Mountain Pass facility and the amounts and timing of expenditures will depend in part on the following:

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
  Most of these activities require significant lead times and must be advanced concurrently. In addition, we have experienced delays associated with our modernization and expansion efforts at our Molycorp Mountain Pass facility. We had expected that our Molycorp Mountain Pass facility would be operational during the fourth quarter of 2012 to a level that would have allowed us to achieve an annualized run rate of 19,050 mt beginning in 2013. However, we have recently decided to ramp up operations at Molycorp Mountain Pass in the beginning of 2013 in order to achieve a full run rate by mid-year. As a result, our production in the first half of 2013 will be substantially lower than expected, leading to reduced revenues and cash flows, as well as higher costs for our other operations that must continue to purchase raw materials from third parties rather than accepting delivery of lower cost products from our Molycorp Mountain Pass facility. In addition, our chloralkali plant has not yet been completed and it is essential to allowing us to realize lower production costs. Any unanticipated costs or other delays associated with our ongoing modernization and expansion efforts at our Molycorp Mountain Pass facility could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.
We may be unsuccessful in generating, securing and raising the necessary capital to execute our current business plan.
Under our current business plan, we expect to incur total capital expenditures of approximately $1.45 billion for modernization, expansion and other capital projects at our Molycorp Mountain Pass facility, as well as EPC, preliminary engineering, insurance, permitting, legal, start-up, commissioning and other costs. This estimate does not include capitalized interest.
While we have initiated measures to mitigate certain adverse cost trends and are continuing to re-evaluate the impact of cost pressures on the budget, we will incur additional costs if our mitigation measures are not successful.
 We expect to finance the remaining capital expenditures and other capital expenditures related to operations at the Molycorp Mountain Pass facility and all other operating facilities, our selling, general and administrative expenses, as well as our working capital requirements with the net proceeds to us from our issuance of convertible notes and common stock in January 2013, cash on hand, anticipated cash flows from operations at certain segments and potential proceeds from revolving credit facilities or certain equipment financing. We have no firm commitments for any revolving credit facilities or equipment financing and can provide no assurances that we will be able to obtain any commitments on acceptable terms or at all. Additionally, the full funding of our current business plan continues to be dependent on (i) our cost estimates for capital expenditures being accurate, (ii) our ability to ramp up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without delays, (iii) market conditions remaining the same as we are currently experiencing without deterioration (we estimate that a 15% drop in market prices for all REEs would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $80 million and that a 15% drop in volumes would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $90 million) and that we are able to sell all our production at such prices (we may not be able to obtain such prices), (iv) our anticipated production increases at our facilities beginning later in the first quarter of 2013 based on seasonality, (v) our ability to sell our entire production of REO and (vi) the absence of payments on current and future contingent liabilities. If these assumptions prove incorrect, or the other factors described in this "Risk Factors" section occur, our estimates could prove incorrect and we may need additional financing. We believe the net proceeds from our January 2013 debt and equity offerings provide sufficient liquidity under our current business plan, but such proceeds may not be adequate should our estimates change.
In the event that we are unable to obtain additional financing or we are not successful in curtailing and/or deferring capital expenditures we would have a liquidity shortfall and would be unable to execute our current business plan.
The actual amount of capital required for the expansion and modernization of our Molycorp Mountain Pass facility may vary materially from our current estimates, in which case we would need to raise additional funds, which may delay completion and have a material adverse effect on our business and financial condition.
The anticipated funding required to complete the expansion and modernization of our Molycorp Mountain Pass facility is based on certain estimates and assumptions we have made about the additional facilities, equipment, labor, permits and other factors required to complete the project. If any of these estimates or assumptions change, the actual timing and amount of capital required to complete the expansion and modernization of our Molycorp Mountain Pass facility, including any future expansions, may vary materially from what we anticipate. Additional funds may be required in the event of significant departures from our current expansion and modernization plan, unforeseen delays, cost overruns, engineering design changes or other unanticipated expenses. There can be no assurance that additional financing will be available to us, or, if available, that it can be obtained on a timely basis and on commercially acceptable terms.
There is no assurance that we will be able to successfully implement the expansion and modernization of our Molycorp Mountain Pass facility within our current timetable, that the actual costs of the capacity expansion will not exceed our current estimated costs or that we will be able to secure off-take agreements for the incremental production capacity, and we cannot provide any assurance as to the actual operating costs once we have completed the capacity expansion.
Our Molycorp Mountain Pass facility is the foundation for our vertical integration strategy and is the largest, most fully developed rare earth mine outside of China. It has been producing rare earth products for approximately 60 years. Upon reaching a planned annual run rate of 19,050 mt of REO and upon completion of our chloralkali plant (expected later in 2013), we expect our Molycorp Mountain Pass facility to have production cash costs lower than those publicly reported by Chinese government officials and those reported for other non-Chinese rare earth projects. Although the expansion and modernization of our Molycorp Mountain Pass facility was planned to allow an expanded annual run rate of up to 40,000 mt of REO, we will not expand production beyond the initial planned run rate unless market demand, product pricing, capital availability and financial returns justify such production. In certain cases, including the separation process and power generation, we will need to install additional capacity.
We do not believe we will need to obtain additional permits for the future expansion and modernization of our Molycorp Mountain Pass facility, other than air and certain building permits and the modification of existing permits after 2021 in connection with the expansion of the pit boundary at our Molycorp Mountain Pass facility. However there is no assurance that we will not, in the future, learn of permits that we will be required to obtain or existing permits that we will be required to modify.
We may not be able to realize the benefits of the expansion and modernization of our Molycorp Mountain Pass facility or be able to produce at the costs we are expecting. Any failure to successfully implement the expansion and modernization of our Molycorp Mountain Pass facility due to insufficient funding, delays or unanticipated costs, or to realize the anticipated benefits of the expansion and modernization of our Molycorp Mountain Pass facility, including securing off-take commitments for the incremental production, could have a material adverse effect on our business, financial condition and results of operations.
Our growth depends in large part on the modernization and expansion of our Molycorp Mountain Pass facility, which is our only rare earth mining facility.
Our only rare earth mining facility at this time is our Molycorp Mountain Pass facility. Our continued viability is based on successfully implementing our strategy, including completion of the expansion and modernization of our Molycorp Mountain Pass facility in accordance with our expected timeframe. The deterioration or destruction of any part of our Molycorp Mountain Pass facility may significantly hinder our ability to reach or maintain full planned run rates within the expected time frame or at all. If we are unsuccessful in reaching and maintaining full planned run rates for REO at our Molycorp Mountain Pass facility, within expected time frames or at all, we may not be able to build a sustainable or profitable business.
We may not successfully establish or maintain collaborative, joint venture and licensing arrangements, or establish new ones, which could adversely affect our ability to develop and commercialize our rare earth products.
A key element of our business strategy is to utilize vertical integration through further downstream processing of our REO into rare earth metal alloys and finished magnets for clean-energy, high-technology and defense applications. Our acquisitions of Molycorp Silmet and MMA, our joint venture agreement with Mitsubishi and Daido, and the Molycorp Canada Acquisition reflect this strategy. To implement this vertical integration strategy successfully, we may need to form other joint ventures with existing magnet producers for the final production of finished rare earth magnets. In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of downstream products on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize downstream rare earth products.
We may not be able to enter into binding contracts with customers for the sale of REO products, or meet the conditions necessary for customers to commence purchasing under existing contracts, which may have a material adverse effect on our financial position and results of operations.
We are working to establish stable revenue streams for the rare earth minerals and products we manufacture at our Molycorp Mountain Pass facility, or Resources segment, Chemicals and Oxides segment and Magnetic Materials and Alloys segment. The last two segments include facilities acquired as part of the Molycorp Canada Acquisition. As of December 31, 2012, we have allocated 48% of our expected annual run rate of 19,050 mt of REO to existing contracts with customers, 8% to support our Molycorp Magnequench subsidiary and 23% for potential SorbXTM sales, for a total of 79% of the 19,050 mt of REO that we initially intend to produce annually at our Molycorp Mountain Pass facility. The market for SorbXTM is not yet fully developed. We still need to find buyers for the remaining production. A substantial portion of the remaining production (plus amounts if SorbXTM does not become accepted) is cerium, which is in surplus and prices of which have significantly declined since 2011. We intend to enter into other short-term sales contracts and into long-term sales contracts with existing and new customers for amounts not in excess of our actual planned production. As a result of the acquisition of Molycorp Silmet and Molycorp Canada, we now have the ability to allocate a portion of our production from the Molycorp Mountain Pass facility to our downstream fully vertically integrated subsidiaries around the world. We currently estimate that this portion is between 4,000 mt and 7,000 mt per year.
The failure to enter into binding contracts, or the failure to meet the conditions necessary for customers to commence purchasing under existing agreements, or failure to allocate production to our downstream subsidiaries, may have a material adverse effect on our financial position and results of operations.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.
Because our primary source of revenue is the sale of rare earth minerals and products, changes in demand for, and the market price of, rare earth minerals and products could significantly affect our profitability. The value and price of our common and preferred stock and our financial results may be adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.
As a result of the global economic crisis, rare earth product prices declined by approximately 50% between 2008 and the end of the third quarter of 2009. Similarly, there can be no assurance that the increases in market prices, as seen during 2010 and most of 2011, will occur again or be sustained in future periods. For example, pricing for REEs has experienced significant volatility over the past several years due to a number of factors: the recent global financial crisis; a severe contraction by China, beginning in 2010, of rare earths it allowed for export; China's continuing efforts to institute stronger environmental reforms across its rare earth industry, force industry consolidation, and constrict rare earth production; a build-up of stockpiles by rare earth consumers and government entities; and a general lack of certainty among rare earth customers regarding the reliability of the future supply of REEs. Although current prices for all REEs remain significantly higher than historic (pre-2010) levels, sales prices for REEs, as well as demand for REEs, began to weaken in the second quarter of 2012 and continued to decline through the end of the year. For example, average prices for lanthanum oxide and cerium oxide have decreased significantly from their peak in July 2011 due, in part, to a reduction in reported speculative buying of rare earth materials in China, to flooding in Thailand leading to slower production in Asia and to a global economic slowdown. We believe the persistent global economic weakness combined with the anticipation of the falling prices of REEs (which generally results in a very conservative purchasing pattern by our customers) unfavorably impacted the volume of products we shipped at our Molycorp Mountain Pass, Molycorp Canada and Silmet facilities in the fourth quarter of 2012 and negatively affected our revenue and cash flows from operations. Protracted periods of low prices and demand for rare earth minerals and products such that we saw in 2012 could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, REO production operations, impair asset values and reduce our proven and probable rare earth ore reserves.
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
In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high rare earth mineral market prices generally are beneficial to our financial performance. However, strong rare earth mineral prices, as well as real or perceived disruptions in the supply of rare earth minerals, also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for rare earth minerals and products, and at the same time may incentivize development of otherwise marginal mining properties. We believe this occurred recently, when rising prices in 2011 and the first half of 2012 prompted such industrial substitution. For example, automobile manufacturers have recently announced plans to develop motors for electric and hybrid cars that do not require rare earth metals due to concerns about the available supply of rare earths. If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business.
Conditions in the rare earth industry have been, and may continue to be, extremely volatile, which could have a material impact on our company.
Conditions in the rare earth industry have been extremely volatile, and prices, as well as supply and demand, have been significantly impacted by a number of factors, principally changes in economic conditions and demand for rare earth materials and changes, or perceived changes, in Chinese quotas for export of rare earth materials. As a result of the global economic crisis, rare earth product prices declined by approximately 50% between 2008 and the end of the third quarter of 2009. According to Metal-Pages, from the beginning of the fourth quarter of 2009 through the end of 2011, average prices for rare earths have risen by approximately 1,100%. Furthermore, over the same period, average prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and praseodymium oxide) have risen by more than 1,000%. Average prices for lanthanum oxide and cerium oxide decreased by approximately 50% during the second half of 2011 due, in part, to a reduction in reported speculative buying of rare earth materials in China, flooding in Thailand leading to slower production in Asia and a global economic slowdown. Prices remain at lower levels to date in 2013. If conditions in our industry remain volatile, our stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline, and this could also impair our ability to find purchasers for our products at prices acceptable to us.
We face a variety of risks associated with acquiring and integrating new business operations that could have a significant negative impact on our business, financial condition and results of operations.
We acquired Molycorp Canada in 2012 for its proven leadership in the development, processing and distribution of technically advanced rare earth products and to achieve greater exposure to China, one of the world’s largest and fastest-growing rare earths consuming market. In 2011, we acquired Molycorp Silmet in order to increase our production capacity for REO and rare earth metals, and acquired MMA in order to provide us with the capability to immediately begin manufacturing and selling rare earth alloys for the production of NdFeB and samarium cobalt, or SmCo, magnets, as well as a variety of other specialty alloys and products. We may in the future pursue other strategic acquisitions that we believe would expand our product offerings and capabilities or complement our business. We have limited experience making such acquisitions. Any acquisition that we make will be accompanied by the risks commonly encountered in acquisitions of businesses. The process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. We may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise. We may incur costs necessary to reorganize, expand or otherwise modify existing operations to meet future production needs, and we may also incur closure, demolition and carrying costs for portions of properties, for which we have no operational uses. We may also have difficulty maintaining uniform standards, policies and controls across the organization. The process of integrating acquired businesses may also result in a diversion of management’s attention and cause an interruption of, or loss of momentum in, our activities. Additionally, any acquisition that we make may result in the assumption of material liabilities. Businesses and properties we acquire may be in an unexpected condition and may subject us to increased costs and liabilities, including environmental liabilities. The costs and liabilities associated with known risks may be greater than expected, and we may assume unknown liabilities, either of which could have a material adverse effect on our business, financial condition and results of operations. Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. As a result of these risks, the anticipated benefits of these acquisitions may not be fully realized, if at all, and the acquisitions could have a material adverse effect on our business, financial condition and results of operations.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
Following a goodwill impairment charge of approximately $258.3 million that we recognized in the fourth quarter of 2012, as of December 31, 2012, we had goodwill of $239.7 million. The future occurrence of potential indicators of impairment affecting any of our reporting units, such as a longer than anticipated soft rare earths pricing environment, loss of some end-markets for our products, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, weak growth for some of our new applications, and delays in ramping up the Molycorp Mountain Pass facility that may defer our ability to enter into longer term contracts, could result in further goodwill impairment charges, which could adversely impact our net results of operations. See Note 9 in Item 8 of this Annual Report on Form 10-K for additional information on the goodwill impairment recognized in the fourth quarter of 2012.
Our business will be adversely affected if we do not successfully implement new processing technologies and capabilities.
Our processing technologies and capabilities are key components of our competitive strengths and are expected to contribute to low operating costs and increasing the life of the ore body at our Molycorp Mountain Pass facility. In the second quarter of 2010, we began to process bastnasite concentrate from our stockpiles in an effort to significantly improve these technologies and capabilities and optimize recovery rates. Although this effort has been successful at pilot-scale level with over 95% recovery, we may not be able to scale the new technology and recovery rates to commercial levels, or may not be able to do so as planned. We are also working to optimize other steps in our production process. Any failure may affect our ability to achieve the expected benefits of the new technologies and may have a material adverse effect on our financial condition or results of operations.
Markets for Molycorp Canada’s rare earths, zirconium or other minor metal-based products are highly competitive and characterized by rapid technological change. Molycorp Canada’s future successes depend upon its ability to continue to provide products that achieve market acceptance. As technologies develop, substitutes may be developed for Molycorp

Canada’s products that may have an adverse impact on the marketability of Molycorp Canada’s products. Since Molycorp Canada specializes in a limited number of products, there is a risk that their replacement by other products may have a material adverse impact on Molycorp Canada’s sales.
We operate in a highly competitive industry.
The rare earths mining and processing markets are capital intensive and competitive. Our Chinese competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities. Additionally, the Chinese producers have historically been able to produce at relatively low costs due to domestic economic factors. Even upon successful implementation of the new processing technologies and capabilities at our Molycorp Mountain Pass facility, if we are not able to achieve anticipated costs of production, then any strategic advantages that our competitors may have over us, such as lower labor costs, could have a material adverse effect on our business.
The success of our business will depend, in part, on the establishment of new uses and markets for rare earth products.
The success of our business will depend, in part, on the establishment of new markets by us or third parties for certain rare earth products that may be in low demand. For example, cerium is, and is expected to remain, in global surplus. Although we have developed SorbXTM, a proprietary product and process, primarily consisting of cerium, that removes arsenic and other heavy metals from industrial processing streams and will allow our customers to more safely sequester arsenic and increase their production, SorbXTM has not yet been sold and has yet to be fully commercialized. In addition, although we are developing rare earth products for use in NdFeB magnets, which are used in critical existing and emerging technologies, such as hybrid and electric vehicles, wind power turbines and compact fluorescent lighting, the success of our business depends on creating new markets and successfully commercializing rare earth products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products and applications could have a material adverse effect on our financial condition or results of operations.
An increase in the global supply of rare earth products, dumping and predatory pricing by our competitors may materially adversely affect our profitability.
The pricing and demand for our products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REO products. According to IMCOA, it is estimated that China accounted for approximately 94% of global REO production in 2011. China also dominates the manufacture of metals and NdFeB magnets from rare earths, a capacity that is not currently found in the United States. Once we reach full planned run rates for REO and other planned downstream products, the increased competition may lead our competitors to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
Changes in China’s export policy may adversely affect our financial condition and results of operations.
In 1999, the government of China introduced an export quota system for the rare earth industry. The Chinese government heightened international supply concerns beginning in August 2009 when China’s Interior Ministry first signaled that it would further restrict exports of Chinese rare earth resources. Citing the importance of REE availability to internal industries and the desire to conserve resources, the Chinese government has announced export quotas, increased export tariffs and introduced a “mining quotas policy” that, in addition to imposing export quotas and export tariffs, also imposes production quotas and limits the issuance of new licenses for rare earth exploration. According to IMCOA, China’s export quotas have decreased from approximately 65,000 mt of rare earth products in 2005 to approximately 30,184 mt of rare earth products in 2011.The Chinese Ministry of Foreign Commerce, or MOFCOM, increased China's export quota slightly in 2012, up to 30,996 mt of rare earth products, or approximately 3% from 2011. In 2008, China imposed export taxes of up to 25% on selected REO (primarily heavy REO) and up to 15% for all other REO (primarily light REO).
On March 13, 2012, the United States, the European Union and Japan filed a complaint with the World Trade Organization over the Chinese export policy on REO. If this challenge to the Chinese export policy is successful, there could be increased supply in the world market for REO, which could cause the price of REO to decrease. If the price of REO decreases, our financial condition and results of operations could be adversely affected.
Molycorp Canada has operations in China and its ability to export is subject to certain quotas based on its export history and export value. Historically, Molycorp Canada has been able to secure sufficient quotas to meet its demands. Recent policy changes by MOFCOM, have resulted in the total award of export grants being less than the international demand for REEs.

This shortfall has created market uncertainty and while export prices have risen dramatically, there are no guarantees that the current pricing environment will continue or that MOFCOM will not change its current policy. Any further changes to the quota grants or policy could have a material impact on the results of Molycorp Canada.
Changes in China's policy on REO production or the import of rare earth feedstock may adversely affect our financial condition and results of operations.

Our ability to capture the expected cost reductions in the production of rare earth products at Molycorp Canada's operations in China depends on our ability to import REO into China produced from our Molycorp Mountain Pass facility. Restrictions by China on the production of rare earth products in China or the import of REO into China for the production of rare earth products would adversely affect Molycorp Canada's ability to process REO produced from our Molycorp Mountain Pass facility in its operations in China, and have an adverse impact on the results of Molycorp Canada.
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
We use significant amounts of hydrochloric acid and sodium hydroxide as chemicals to process REO. We ultimately intend to produce our own hydrochloric acid and sodium hydroxide at our Molycorp Mountain Pass facility. The technology we are developing to internally produce hydrochloric acid and sodium hydroxide has not yet been implemented at our Molycorp Mountain Pass facility. Accordingly, we purchase hydrochloric acid and sodium hydroxide in the open market and, as a result, we could be subject to significant volatility in the cost or availability of these chemicals. We may not be able to pass increased prices for these chemicals through to our customers in the form of price increases. A significant increase in the price, or decrease in the availability, of these chemicals before we produce them on site could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.
Molycorp Canada is vulnerable to any volatility in the prices of raw materials because it does not currently have long-term supply contracts. The Chinese government is aggressively monitoring and regulating rare earth mining operations. In some cases, it is shutting down or curtailing illegal or environmentally damaging mining activities. This could have an adverse impact on rare earth raw material supply. Although we believe there is an adequate supply of rare earth feedstock for Molycorp Canada’s processing facilities, there is no assurance that the prices of such rare earth feedstock will not rise dramatically, in which case the increased cost of production may have a material adverse effect on the profit margins of Molycorp Canada. Such rises in the prices of rare earth feedstock may be offset by increasing the prices of Molycorp Canada’s rare earth related products; however, there is no assurance that the market will bear such price increases and even if the market will bear such increases, the Molycorp Magnequench business will have an increased cost of production since rare earths are a primary raw material. In addition, if market prices for Performance Materials’ rare earth and zirconium products decline, there is no assurance that raw material prices will decline sufficiently or in tandem to offset the decline in selling prices. The above could have a material effect on Molycorp Canada’s profit margins. Molycorp Canada is also dependent on being able to secure an adequate supply of gallium, indium or rhenium bearing scrap at economic prices, to maintain and grow its recycling business.
Fluctuations in transportation costs or disruptions in transportation services could increase competition or impair our ability to supply rare earth minerals or products to our customers, which could adversely affect our results of operations.
We transport cerium, lanthanum, neodymium, praseodymium and didymium oxide products from our Molycorp Mountain Pass facility to our Molycorp Silmet and MMA facilities, and to some of our Molycorp Canada facilities around the world. Finding affordable and dependable transportation is important because it allows us to supply customers, third parties under tolling agreements and our operating facilities around the world. Labor disputes, derailments, adverse weather conditions or other environmental events and changes to rail or ocean freight systems could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.
We must process REO to exacting specifications in order to provide customers with a consistently high quality product. An inability to perfect the mineral extraction process to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations.
We process REO to meet customer needs and specifications and to provide customers with a consistently high quality product and a purity higher than previously achieved in prior mining operations at our Molycorp Mountain Pass facility. An inability to perfect the mineral extraction process to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.
Diminished access to water may adversely affect our operations.
Processing of REO at our Molycorp Mountain Pass facility requires significant amounts of water. The technology we are developing at our Molycorp Mountain Pass facility to significantly reduce our need for fresh water, including the proprietary production of our own hydrochloric acid and sodium hydroxide from waste water at our own chlor-alkali plant, has not yet been constructed. Any decrease or disruption in our available water supply until this technology is successfully developed may have a material adverse effect on our operations and our financial condition or results of operations.
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
In April 2012, we revised our reserve estimate. While our probable reserves increased, our proven reserves decreased significantly. Any inaccuracy in our estimates related to our REO reserves and non-reserve REO deposits could result in lower than expected revenues and higher than expected costs or a shortened estimated life for the mine at our Molycorp Mountain Pass facility.
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

As of December 31, 2012, 236 employees at our Molycorp Mountain Pass facility were covered by a collective bargaining agreement with the United Steelworkers of America that expires in March 2015. Also as of December 31, 2012, 176 employees at our Molycorp Silmet facility were unionized employees. A work stoppage at either or both our Molycorp Mountain Pass or

Molycorp Silmet facilities could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.

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
Although we maintain insurance to address certain risks involved in our business, such as coverage for pollution liability, property damage, business interruption and workers’ compensation, there can be no assurance that we will be able to maintain insurance to cover these risks at economically feasible premiums. Additionally, we cannot be certain that all claims we may make under our insurance policies will be deemed to be within the scope of, or fully covered by, our policies. Furthermore, we do not maintain coverage for losses resulting from acts of terrorism. We might also become subject to liability for environmental damage or other hazards that may be uninsurable or for which we may elect not to insure because of premium costs or commercial impracticality. These policies contain limits of coverage and exclusions that are typical of such policies generally. For example, our pollution liability policy for our Molycorp Mountain Pass facility has $20.0 million aggregate and per incident limits and excludes, among other things, costs associated with closure, post-closure and reclamation. The payment of such premiums, or the assumption of such liabilities, may have a material adverse effect on our financial position and results of operations.
We are currently subject to litigation, including stockholder class action litigation and derivative litigation and an SEC investigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, operating results and cash flow.
From time to time, we may become subject to various legal and regulatory proceedings relating to our business.
In February 2012, a purported class action lawsuit was filed in the U.S. District Court for the District of Colorado against us and certain of our current executive officers alleging violations of the federal securities laws. The Consolidated Class Action Complaint filed on July 31, 2012 also names most of our Board members and some of our stockholders as defendants, along with other persons and entities.  That Complaint alleges 18 claims for relief arising out of alleged:  (1) securities fraud in violation of the Securities Exchange Act of 1934 during the proposed class period from February 11, 2011 through November

10, 2011; and (2) materially untrue or misleading statements in registration statements and prospectuses for our public offering of preferred stock in February 2011 and of common stock in June 2011, in violation of the Securities Act of 1933.   Our motion to dismiss that Complaint was filed in October 2012 and is pending. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.

In addition, as of November 21, 2012, a consolidated stockholder derivative lawsuit filed purportedly on our behalf against us (as a nominal defendant) and certain of our directors, executive officers and stockholders is pending in the Delaware Court of Chancery.  In August 2012, a consolidated amended shareholder derivative complaint was filed, asserting causes of action for alleged: (1) breach of fiduciary duty, including the duties of loyalty and due care; (2) breach of fiduciary duty not to trade on or misuse material non-public information; (3) unjust enrichment; and (4) aiding and abetting a breach of fiduciary duty.  On our behalf, the plaintiffs in the consolidated derivative action seek, among other things, monetary damages, restitution, and an accounting.  The defendants filed motions to dismiss and motions to stay that action in October 2012, which are pending.  Two additional stockholder derivative lawsuits that were filed in the U.S. District Court in Colorado have been dismissed, but the plaintiffs in those cases are pursuing an appeal of that ruling in the U.S. Court of Appeals for the Tenth Circuit.

In August 2012, the staff of the SEC notified us that a formal order of investigation had been issued regarding, among other things, the accuracy of our public disclosures. We are cooperating with the staff of the SEC in connection with the investigation.

Due to the inherent uncertainties of litigation and regulatory proceedings, including the current purported class action lawsuit and derivative lawsuits and the SEC investigation, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, operating results and cash flows could be materially affected.
We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.
We sell to customers outside of the United States from our United States and international operations. The consummation of the Molycorp Canada Acquisition will expand our manufacturing presence and geographic reach in Asian markets. We anticipate that international shipments will account for a significant portion of our sales following the consummation of the Molycorp Canada Acquisition.
There are a number of additional risks associated with international business activities, including:

•
burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements and unexpected changes in any of these factors;

•	requirements for maintaining export licenses granted by the Chinese government for certain Molycorp Canada production;

•
to the extent cash is held outside of the United States, our repatriation of such cash is subject to the approval of foreign governments and to the potentially adverse impact of foreign and domestic tax laws;

•	political and economic instability and disruptions, including terrorist attacks;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act, or FCPA;

•	potentially adverse tax consequences due to overlapping or differing tax structures; and

•	fluctuations in currency exchange rates.
Any of these risks could have an adverse effect on our international operations by reducing the demand for our products or reducing the prices at which we can sell our products, which could result in an adverse effect on our business, financial position, results of operations or cash flows.
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
Molycorp Canada’s international operations in China and Thailand are subject to a number of special risks including trade barriers, exchange controls and restrictions on currency conversion, political risks and risks of increased duties, taxes, tariffs and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies such as embargos. A change in policies by the Chinese or Thai governments could adversely affect Molycorp Canada’s investment in its production facilities by, among other factors, changes in laws or regulations or changes in the interpretation thereof. Despite the activity and progress in developing their legal systems, neither China nor Thailand has a system of laws as comprehensive as in Canada or the United States.
Molycorp Canada’s financial results are reported in U.S. dollars, which is subject to fluctuations in respect of the currencies of the countries in which Molycorp Canada operates. We expect Molycorp Canada’s revenues to be earned in a number of different currencies. Accordingly, fluctuations in the exchange rates of world currencies could have a positive or negative effect on Molycorp Canada’s reported results on a consolidated basis. Given the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon Molycorp Canada’s future operating results. There can be no assurance that Molycorp Canada will not experience currency losses in the future, which could have a material adverse effect on Molycorp Canada’s business, revenues, operating results and financial condition. In the event of a change in the value of the Chinese Renminbi relative to the U.S. dollar, there is no assurance, due to competitive pressure, of a corresponding change in selling prices of Molycorp Canada’s products. Molycorp Canada exports a significant portion of its products produced in China. These exports are invoiced and paid for primarily in U.S. dollars.
At December 31, 2012, Molycorp Canada held cash, net of bank advances in China and Japan, of $163.3 million in the aggregate. Molycorp Canada does not hedge the impact of revaluation of the Renminbi or the Yen.

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

Risks Relating to Our Debt

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our debt service and other obligations.
We have substantial debt and, as a result, we have significant debt service obligations. As of December 31, 2012, our total consolidated indebtedness was approximately $1,340.1 million (excluding capital lease obligations of $15.5 million and without giving effect to the equity component of convertible debt or any debt discount), $650.0 million of which was secured indebtedness and $46.1 million of which was indebtedness of our subsidiaries. After giving effect to the issuance in January 2013 of the 5.50% Convertible Senior Notes due 2018 (including the full exercise of the underwriters' over-allotment option in March 2013) and the use of proceeds therefrom, we would have had, on a pro forma basis, outstanding total consolidated indebtedness at December 31, 2012 of approximately $1,512.6 million (excluding capital lease obligations of $15.5 million and without giving effect to the equity component of convertible debt or any debt discount). Our substantial debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our financial obligations under our debt and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•
prevent us from raising the funds necessary to repurchase our senior secured notes tendered to us if there is a change of control, which would constitute a default under the indenture, governing our senior secured notes;

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit the ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have less debt;

•	limit management’s discretion in operating our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.
We and our subsidiaries may be able to incur substantial additional debt in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.
Restrictive covenants in the indenture governing our senior secured notes and the agreements governing our other indebtedness will restrict our ability to operate our business.
The senior secured indenture governing our senior secured notes contains, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. Additionally, any asset-based credit facility may require us to maintain certain financial ratios. A breach of any of these covenants could result in a default thereunder, which could allow the lenders to declare all amounts outstanding under the applicable debt immediately due and payable. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

Risks Related to Intellectual Property

We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth production processes that are not patented. We also have a proven technology and product development group and as of December 31, 2012, held 89 issued and pending U.S. patents and patent applications, and 325 issued and pending international and foreign patents and patent applications. We intend to rely on patented products, such as SorbXTM, and related licensing agreements to establish proprietary markets for low demand REEs.

These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. Identifying unauthorized use of our intellectual property may be difficult, and proceedings to enforce or defend our intellectual property rights could result in substantial costs. The enforcement of intellectual property rights is subject to considerable uncertainty, and patent reform laws, including the recently-enacted America Invents Act, and court decisions interpreting such laws, may create additional uncertainty around our ability to obtain and enforce patent protection for our technologies. If we seek to enforce our rights, we may also be subject to claims that our intellectual property rights are invalid or otherwise unenforceable. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could therefore adversely impact our competitive position and results of operations. The loss of our patents could also reduce the value of the related products. In addition, the cost to litigate infringements of our intellectual property, or the cost to defend ourselves against intellectual property infringement actions by others, could be substantial.

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

In addition, Molycorp Canada's current intellectual property position is dependent primarily on the essential nature of certain fundamental patents covering bonded magnets made with NdFeB powder and Molycorp Canada's manufacturing process for NdFeB powder. The most effective of these patents expires in July 2013. While Molycorp Canada holds a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend, if issued) beyond 2014, none are of an equally essential nature as Molycorp Canada's fundamental patents and exclusive rights, and therefore Molycorp Canada's competitive position after the expiration of the fundamental patents is likely to be diminished as a result of the expiration of such patents. Molycorp Canada may therefore be unable to defend against new competitors entering the marketplace or maintain its existing pricing power.

We may not be able to obtain additional patents and the legal protection afforded by any additional patents may not adequately protect our rights or permit us to gain or keep any competitive advantage.

Our ability to obtain additional patents is uncertain and the legal protection afforded by these patents is limited and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, the scope and enforceability of patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the United States or elsewhere (including the recently enacted America Invents Act) may diminish the value of our intellectual property or narrow the scope of our patent protection. Even if patents are issued relating to our products and processes, our competitors may challenge the validity of those patents. Patents also will not protect our products and processes if competitors devise ways of making products without infringing our patents.

If we infringe, or are accused of infringing, the intellectual property rights of third parties, it may increase our costs or prevent us from being able to sell our existing products or commercialize new products.

There is a risk that we may infringe, or may be accused of infringing, the proprietary rights of third parties, including rights under patents and pending patent applications belonging to third parties that may exist in the United States and elsewhere in the world. Because the patent application process can take several years to complete, and patent applications may remain unpublished for 18 months or more, there may be currently pending applications, including applications of which we are currently unaware, that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.

Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management's attention from our business, which could lead to delays in our expansion and modernization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

•
be prohibited from, or delayed in, selling or licensing some of our products or using some of our processes unless the intellectual property holder licenses the applicable intellectual property to us, which it is not required to do;

•	be required to pay substantial royalties or grant a cross license to our intellectual property to another intellectual property holder; or

•
be required to redesign a product or process so it does not infringe a third party's intellectual property, which may not be possible or could require substantial funds and time and ultimately result in an inferior product or process.

In addition, we could be subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties.

If we are unable to resolve claims that may be brought against us by third parties related to their intellectual property rights on terms acceptable to us, in addition to paying substantial damages and royalties, we may lose valuable intellectual property rights and be precluded from offering some of our products or using some of our processes.

Risks Related to Environmental Regulation

Our operations are subject to extensive and costly environmental requirements; and current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue our current operations or to undertake new operations.

We are subject to numerous and detailed international, national, federal, state and local environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, including the protection of endangered species, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. As a result of our acquisition of Molycorp Silmet, our operations in Estonia are subject to the environmental laws and regulations of that country, including those applicable to European Union member countries. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. Consequently, the modernization and expansion of our Molycorp Mountain Pass facility may be delayed, limited or prevented and current operations may be curtailed. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, these environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. For example, GHG emission regulation is becoming more rigorous. As a result of our planned expansion at our Molycorp Mountain Pass facility, we expect to be required to report annual GHG emissions from our operations, and additional GHG emission related requirements are in various stages of development. The U.S. Congress is considering various legislative proposals to address climate change. In addition, the EPA has issued regulations, including the “Tailoring Rule,” that subject GHG emissions from certain stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. California is also implementing regulations pursuant to its Global Warming Solutions Act that establish a state-wide cap and trade program for GHG emissions. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs, any of which could adversely affect our business, financial condition, reputation, operating performance and product demand. Any future changes in these laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business, results of operations and financial condition.
Molycorp Canada is subject to numerous and increasingly rigorous international, national, federal, state and local laws, regulations and permits affecting the mineral processing industry, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, GHG emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, and the discharge of materials into the environment. Pursuant to certain environmental laws, regulations and permits, Molycorp Canada may be subject to claims for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. Molycorp Canada's failure to comply with these laws and regulations, or changes in such laws and regulations or the interpretation or enforcement thereof, and to obtain such permits could have a material adverse effect on Molycorp Canada's business, financial condition and results of operations. Specifically, Molycorp Canada is subject both to Chinese national and local environmental protection regulations that currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for discharges exceeding the standards, and provide for the closure of any facility which fails to comply with orders requiring it to cease or remedy certain activities causing environmental damage.

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

Our operations at our U.S. facilities are also subject to the Occupational Safety and Health Act of 1970.

Our operations at the Molycorp Silmet facility are subject to the Estonian Health and Safety Act of 1999, and the health and safety requirements for handling hazardous chemicals and materials containing hazardous chemicals under Estonian law.

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

Our operations currently use, and in the past have used, hazardous materials and generate, and in the past have generated, hazardous and naturally occurring radioactive wastes. Our Molycorp Silmet facility in Estonia has a long history of industrial use, including uranium ore and alum shale processing, as a result of which its operations may have impacted the environment. In addition, our Estonian operations require the management and disposal of radioactive wastes. Our Molycorp Mountain Pass facility has been used for mining and related purposes since 1952, and contamination is known to exist around the facility. We may be subject to claims under environmental laws, regulations and permits for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. Our Molycorp Mountain Pass facility is currently subject to an order issued by the Lahontan Regional Water Quality Control Board pursuant to which we have conducted various investigatory and remedial actions, primarily related to certain onsite impoundments, including groundwater monitoring, extraction and treatment and soil remediation. We are still in the process of delineating the extent of groundwater contamination at and around the facility and cannot assure you that we will not incur material costs relating to the remediation of such contamination. Also, prior to our acquisition of our Molycorp Mountain Pass facility, leaks in a wastewater pipeline from our Molycorp Mountain Pass facility to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. However, that contamination is being remediated by Chevron Mining Inc., who retained ownership of the ponds and the pipeline. In addition to claims arising out of our current or former properties, such claims may arise in connection with contaminated third-party sites at which we have disposed of waste. As a matter of law, and despite any contractual indemnity or allocation arrangements or acquisition agreements to the contrary, our liability for these claims may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share. These and similar unforeseen impacts that our operations may have on the environment, as well as human exposure to hazardous or radioactive materials or wastes associated with our operations, could have a material adverse effect on our business, reputation, results of operation and financial condition.

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

Our common stock price has been particularly affected by the volatility in the rare earths industry, as the high and the low sales price of our common stock in the period since we went public in July 2010 through March 8, 2013 has ranged from a low of $5.75 to a high of $79.16. If conditions in our industry remain volatile, our common stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earth were to decline, our stock price would likely decline. The volatility of our preferred stock has been closely correlated to the volatility of our common stock from when we issued our preferred stock in February 2011 through March 8, 2013.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, the exchange into shares of our common stock of the exchangeable shares issued by MCP Exchangeco Inc., a Canadian subsidiary of ours, or the conversion into shares of our common stock of shares of our preferred stock, our 3.25% Convertible

Senior Notes due 2016, our 6.00% Convertible Senior Notes due 2017, which we refer to together as the "existing convertible notes," the January 2013 convertible notes, or the perception that any such exchange or conversion could occur, could depress the market price of our common stock. As of December 31, 2012, we had 138,773,538 shares of our common stock outstanding. All of these shares are freely tradable, except for any shares held by our "affiliates" as defined in Rule 144 under the Securities Act. Additionally, as of December 31, 2012, up to 4,140,000 and 37,721,274 shares of our common stock, subject, in each case, to anti-dilution, make-whole and other adjustments, will be issuable upon conversion of shares of the mandatory convertible preferred stock and the conversion of the existing convertible notes, respectively, and up to 167,007 shares of our common stock will be issuable upon exchange of the exchangeable shares (which are exchangeable for shares of our common stock on a one-for-one basis). Also, up to 23,958,336 shares of common stock, subject to anti-dilution, make-whole and other adjustments, will be issuable upon conversion of the January 2013 convertible notes. The common stock issuable upon conversion of the preferred stock, the existing convertible notes or the January 2013 convertible notes will be freely tradeable.
       Certain holders of shares of common stock are entitled to rights with respect to the registration under the Securities Act of such shares of common stock. These registration rights are contained in a registration rights agreement entered into with the former members of Molycorp, LLC in connection with our Corporate Reorganization. Additionally, we are obligated to file a registration statement registering the sale from time to time of the 12,500,000 shares of common stock issued to Molymet, in connection with a securities purchase agreement, dated January 31, 2012, by and between Molycorp and Molymet.
In addition, the 3,765,911 shares reserved for future issuance under our Molycorp, Inc. 2010 Equity and Performance Incentive Plan, as of December 31, 2012, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.
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
Our ability to use our net operating loss carryforwards may be subject to limitation due to significant changes in the ownership of our common stock.
As of December 31, 2012, we had net operating loss, or NOL, carryforwards of approximately $85.4 million for U.S. federal income tax purposes. If certain transactions occur with respect to our capital stock that result in a cumulative ownership change of more than 50 percentage points by 5% stockholders over a three-year period as determined under rules prescribed by the Internal Revenue Code and applicable regulations, annual limitations would be imposed with respect to our ability to utilize our NOL carryforwards and certain current deductions against any taxable income we achieve in future periods.
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
Our preferred stock and convertible debt may adversely affect the market price of our common stock.
The market price of our common stock is likely to be influenced by our preferred stock and our convertible debt. For example, the market price of our common stock could become more volatile and could be depressed by:

•	investors' anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of our preferred stock and convertible debt;

•
possible sales of our common stock by investors who view our preferred stock and/or convertible debt as a more attractive means of equity participation in us than owning shares of our common stock; and

•	hedging or arbitrage trading activity that may develop involving our preferred stock and our common stock and convertible debt.

We are required by Section 404 of the Sarbanes‑Oxley Act to evaluate the effectiveness of our internal controls. If we are unable to achieve and maintain effective internal controls, particularly in a period of anticipated rapid growth, our operating results and financial condition could be harmed.
We are required to comply with Section 404 of the Sarbanes‑Oxley Act. Section 404 requires that we evaluate our internal control over financial reporting to enable management to report on the effectiveness of those controls. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. GAAP.
We have taken steps to improve our internal control over financial reporting and we have incurred significant costs to remediate identified deficiencies and improve our internal controls, and will incur additional expense as we undertake the modernization and expansion of the Molycorp Mountain Pass facility. As we implement this modernization and expansion, the resulting growth in our business will require us to implement additional internal controls. To comply with Sarbanes‑Oxley requirements, especially during this period of anticipated rapid growth, we will need to further upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and legal staff. If we are unable to upgrade our systems and procedures or hire the necessary additional personnel in a timely and effective fashion, we may not be able to comply with our financial reporting requirements and other rules that apply to public companies.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Molycorp Mountain Pass
Background
Molybdenum Corporation of America began REO mining operations at the Molycorp Mountain Pass facility in 1952. REO production at the Molycorp Mountain Pass facility, as well as milling and separation processes, continued under Unocal Corporation, which purchased Molybdenum Corporation of America in 1977, until 1998. In 1998, most rare earth separation operations were suspended, primarily due to leaks in a wastewater pipeline that transported waste salt water to evaporation ponds on the Ivanpah dry lake bed. Mining and milling operations continued until 2002 when those operations were also placed on standby due to softening prices for REO, a lack of additional tailings disposal capacity and delays in obtaining permits required for the new paste tailings storage facility. Unocal Corporation thereafter sold or otherwise disposed of substantially all of the mining equipment at the Molycorp Mountain Pass facility (e.g., shovels, haul trucks, etc.) prior to being acquired by Chevron Corporation in 2005. Rare earth separation operations resumed in 2007 when Chevron Mining Inc., a wholly-owned subsidiary of Chevron Corporation, reactivated a portion of the plant using stockpiled rare earth concentrates as a feedstock. Since 2007, the operation has produced lanthanum, cerium and mixed neodymium and praseodymium products. On September 30, 2008, we acquired the Mountain Pass, California rare earth deposit and associated assets from Chevron Mining Inc. through Rare Earth Acquisitions LLC (which was later renamed Molycorp Minerals, LLC). The acquisition by us excluded certain assets and liabilities, including certain liabilities related to environmental and employment matters, that were retained by Chevron Corporation. Active mining at Mountain Pass recommenced in December of 2010, for the first time since 2002.
The Property
At the Molycorp Mountain Pass facility, we own an open-pit mine containing one of the world's most fully developed rare earth elements deposit outside of China. In addition to the mine, the facility includes overburden stockpiles, a crusher and mill/flotation plant, mineral recovery plants, tailings storage areas and on-site evaporation ponds, as well as laboratory facilities to support research and development activities, offices, warehouses and support infrastructures. All key production components of our Molycorp Mountain Pass facility are operational and now ramping up toward our initial planned run rate of 19,050 mt per year , which we expect to be by mid-year 2013. Our ability to expand production beyond the initial planned run rate per year will be influenced by customer demand and end-market conditions, among other factors.
Our Molycorp Mountain Pass facility is located approximately 60 miles southwest of Las Vegas, Nevada near Mountain Pass, San Bernardino County, California. The facility straddles Interstate 15 and may be accessed by existing hard-surface roads, which we use to transport products to our customers using commercial vehicles. The facility consists of approximately 2,222 acres of fee land, of which approximately 809 acres are currently in use (e.g., existing buildings, infrastructure or active disturbance). The lands surrounding our Molycorp Mountain Pass facility are mostly public lands managed by the Bureau of Land Management and the National Park Service. In addition to the 2,222 acres we hold in fee, we also hold 527 unpatented lode and mineral mining claims and mill sites under the provisions of The Mining Law of 1872. We acquired mineral rights for our permitted mine operations at our Molycorp Mountain Pass facility with the purchase of the Mountain Pass, California rare earth deposit and associated assets from Chevron Mining Inc. in 2008. Our mineral rights, surface rights and mining claims are currently not subject to royalties or encumbrances, although we are responsible for making annual maintenance and tax payments on our unpatented mill sites. These mining claims and mill sites could provide land for mining, ancillary facilities and expansion capacity around our Molycorp Mountain Pass facility.
We hold conditional use and minor use permits from the County of San Bernardino, which currently allow continued operations of our Molycorp Mountain Pass facility through 2042. With the exception of certain building permits and the permit requirements under Title V of the Clean Air Act, as further discussed below in the Air Pollution Control section, we have secured all permits necessary to allow construction and operations at our Molycorp Mountain Pass facility, including permits to operate specific facilities or operating units from the Lahontan Regional Water Quality Control Board and the Mojave Desert Air Quality Management District.

Rare Earth Reserves and Non-Reserve Deposits
The REEs deposit at our Molycorp Mountain Pass facility is located within an uplifted block of Precambrian metamorphic and igneous rocks that are bounded to the south and east by basin-fill deposits in California's Ivanpah Valley. The two main groups of rocks in the Mountain Pass area are Early Proterozoic metamorphic rocks and Middle Proterozoic ultrapotassic rocks and carbonatites. The carbonatites hosts REEs mineralization and have been divided by geologists at Mountain Pass into six types:
•Bastnasite sövite (Bastnasite-barite sövite);
•Bastnasite beforsite (Bastnasite-barite) sövite;
•Bastnasite dolosövite Bastnasite-barite dolomitic sövite;
•White sövite (White bastnasite-barite sövite);
•Parisite sövite (Parisite sövite); and
•Monazitic sövite (Monazite-bearing carbonatite).
Mineralization occurs entirely within the carbonatitic portion of the currently drilled geologic sections, although grade distribution internal to this mineralized zone is variable. Higher grade zones (>10% tons of REO) tend to occur in lenses parallel to the hanging wall/foot wall contacts, both down dip and along strike. Continuity of mineralization internal to the carbonatite zone is well defined both along strike and down dip.
The currently defined zone of rare earth mineralization exhibits a strike length of approximately 2,750 ft (850 m) in a north-northwest direction. The down dip measurement of the mineralization is unknown due to limited amount of deep drill holes from surface. The true thickness of the >3.0% REO zone ranges between 15 to 250 ft (5 to 75 m).
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
Methodology
Our Molycorp Mountain Pass facility has been subject to drilling since the beginning of mining operations in 1952. We also maintain detailed geologic logs, on-site assay records and databases and geologic cross-sections.When estimating proven and probable reserves, however, we rely on the interpretations made during prior mining campaigns at our Molycorp Mountain Pass facility, the U.S. Geological Survey and various consulting companies, including SRK Consulting (U.S.), Inc., or SRK Consulting, to identify the regional and mine area geology and hydrogeology, regional and local structure, deposit geology, current pit slope stability conditions and REE recoveries.
Proven Reserves. SRK Consulting compiled a drill hole database from prior and new drilling at our Molycorp Mountain Pass facility. To be classified as proven reserves, block model blocks were estimated using a minimum of two drillholes, which are at a maximum average distance of 50ft. The sample data for proven ore reserves consists of survey data, lithologic data and assay results.
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
Results
We and SRK Consulting estimated proven reserves as of January 2012 of 26.3 million pounds of REO contained in 0.156 million tons of ore, with an average ore grade of 8.45%, and probable reserves of 2.91 billion pounds of REO contained in 18.267 million tons of ore, with an average ore grade of 7.98%, in each case using a cut-off grade of 5.0% REO, at our Molycorp Mountain Pass mine. This compares with a previous 2010 estimate of proven reserves of 88.0 million pounds of REO contained in 0.480 million tons of ore, with an average ore grade of 9.38%, and probable reserves of 2.12 billion pounds of REO contained in 13.1 million tons of ore, with an average ore grade of 8.20%, in each case using a cut-off grade of 5.0%. The reduction in the proven reserves estimation and the increase in the probable reserves estimation, from the 2010 to the 2012 study is primarily due to the use of additional drilling data combined with the advantage of performing the new study from a deeper observation point at the bottom of the mine pit. The new reserve estimation of our Molycorp Mountain Pass facility includes an expanded pit boundary. The expansion of the ultimate pit boundary and the associated increase in the size of the overburden stockpiles will require the modification of our existing mining permits after 2021. Based on our estimated reserves and target annual run rate of approximately 19,050 mt of REO, our expected mine life is in excess of 30 years. SRK Consulting made the following assumptions to arrive to the estimates above:

•	full mining recovery;

•	mine reserves are fully diluted;

•	historic cut-off grade of 5.0% REO within the pit design;

•	metallurgical recovery factor of 65% for the mill facility and 93% for the extraction and separation facilities;

•	997 surface topography for volume control of reserves;

•	historic three-year average commodity prices set forth in table below; and

•	rounded values to the nearest significant number.
Pricing values shown in the following table were used by SRK Consulting in the estimate of our reserves. The prices reflect a combination of three-year trailing averages for REO and metals based on information from (i) Metal-Pages, (ii) IMCOA and Roskill market studies from 2009 and (iii) alloy pricing formulas.

Rare Earth Products	Price(1)
(US$/kg)
Non-Metal Products
Lanthanum oxide	6.60
Cerium oxide for glass applications	4.09
Cerium oxide for water filters	13.20
SorbXTM	9.90
Europium oxide	473.00
Metal Products
Lanthanum	13.20
Praseodymium	37.99
Neodymium	37.99
Metal Alloys
NdFeB	35.20
Samarium cobalt	50.60
_______________________________________________________________________________

(1)
Prices for certain rare earth products have increased from those used by SRK Consulting in its engineering study. The prices set forth in the following table, are primarily based on information from Metal-Pages and alloy pricing formulas as of December 31, 2012.

Product	December 31, 2012 Price
	(US$/kg)
Lanthanum Oxide	10.00
Cerium Oxide (Glass Products)	11.00
Europium Oxide	1,550.00
Lanthanum Metal	21.00
Neodymium Metal	95.00
Praseodymium Metal	100.00
NdFeB Alloy	67.00	(a)
Samarium Cobalt Alloy	47.00	(a)
_______________________________________________________________________________

(a)	Molycorp average market price estimates.
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
Molycorp Silmet
Our Molycorp Silmet facility consists of various manufacturing, research and administration buildings located on 67 acres of land at 2 Kesk Street, Sillamäe, Estonia, 200 kilometers from Tallinn, the Estonian capital. At Molycorp Silmet, we transform REEs into rare earth products and have a longstanding experience in the manufacturing of niobium and tantalum rare metal products. As of December 31, 2012, we have the capacity to produce up to 3,000 mt of rare earth products and up to 700 mt of rare metals per year. The main equipment we utilized for our production at Molycorp Silmet include electron beam furnaces, vacuum induction melting furnaces, shaft furnaces for aluminothermy reduction, rotary tube furnaces, REO and rare metals solvent extraction lines, and various precipitation tanks. Molycorp Silmet is certified in ISO 9001:2000, ISO 14001:2004 and OHSAS 18001.
MMA
The MMA facility includes various manufacturing, research, and administration buildings situated on seven acres of land at 8220 West Harrison Street, Tolleson, Arizona, which is just south of Interstate 10 about 15 miles west of Phoenix, Arizona's Sky Harbor Airport. At our MMA facility, we utilize vacuum induction melting furnaces to produce a wide variety of rare earth alloys, complex custom-made alloys, and non-rare earth products containing exotic alloys, such as Ni-based and Co-based superalloys and experimental binary and ternary alloys for universities and governmental agencies. As of December 31, 2012, our MMA facility has the installed capacity to produce approximately 1,350 tons of ingot cast alloys and 750 tons of strip cast alloys per year. MMA is ISO 9001:2008 and OHSAS 18001 certified.
Molycorp Magnequench
We own two production facilities under the Molycorp Magnequench brand located in Tianjin, China, and Korat, Thailand.
Molycorp Magnequench (Tianjin) Co., Ltd., or MQTJ, is a 145,000 sq. ft. magnetic powder manufacturing facility and a 60,000 sq. ft. alloy production plant located approximately 90 km. south-east of Beijing. The magnetic powder manufacturing facility utilizes 12 proprietary, highly sophisticated meltspinning machines, or jet casters. The MQTJ facility is ISO 9001:2008 and ISO 14001:2004, OHSAS18001:2007 and QC080000:2005 certified and will receive ISO/TS16949:2009 certification in 2013.
Molycorp Magnequench (Korat) Co. Ltd., or MQK, is a 43,000 sq. ft. magnetic powder manufacturing facility and a 43,000 sq. ft. alloy production plant located approximately 250 km. northeast of Bangkok. In 2006, the facility changed its name from Advanced Magnetic Materials (Thailand) Co., Ltd. , or AMR, to Magnequench (Karat) Co., Ltd. Prior to the AMR-Magnequench merger in 2005, this facility manufactured magnetic powders using a process that was similar but not identical to that used by MQTJ. Subsequent to the AMR-Magnequench merger, it was determined that this facility be retrofitted to produce magnetic powder of the same specifications as MQTJ. The retrofit, involving the replacement of existing jet casters at MQK with Magnequench jet casters, was completed in early 2007 and commercial production commenced. The MQK facility is ISO 9001:2008, ISO 14001:2004 +Cor 1:2009 and Underwriters Laboratories, or UL, Product RoHS certified. MQK is also in the process of being certified for ISO 18000 and expect to complete certification by UL in 2013.
Molycorp Zibo
Our Molycorp Zibo facility, or ZAMR, is a rare earth and zirconium processing plant located approximately 21 kilometers from the center of Zibo, an industrial center in Shandong Province, China. The plant site consists of 18 buildings on 15 acres. ZAMR refines a light mixed rare earth carbonate and/or chloride feed and produces light rare earths of high purity. ZAMR also produces a line of high quality zirconium products and mixed oxides. ZAMR has received certifications in: ISO9001:2008, ISO14001:2004 and ISO18001:2007.
Molycorp Jiangyin
The Molycorp Jiangyin facility, or JAMR, is a rare earth processing plant, located approximately 150 kilometers from Shanghai, in the city of Jiangyin, Jiangsu Province, China. The plant consists of 25 buildings on approximately 20 acres. JAMR refines ion adsorption clay concentrates to produce a range of heavy rare earth products which are sold to customers in high-tech industries in international and Chinese markets, which manufacture products such as permanent magnets, electronic components, display phosphors and optical glass. JAMR received certifications for ISO 9001:2008, ISO14001:2004 and OHSAS18001:2007.

Molycorp Peterborough
Located in Peterborough, Ontario, Canada approximately 140 km northeast of Toronto, the plant site consists of one building on approximately 1.7 acres. It is a hydrometallurgical plant recovering gallium and indium rare metals from low grade manufacturers waste and residue.
Molycorp Napanee
Located in Napanee, Ontario, Canada approximately 225 kilometers east of Toronto, the plant site consists of two buildings on approximately two acres. The facility is a hydrometallurgical rhenium recovery plant, the first of its kind in North America, and is primarily tolling rhenium bearing scrap to produce rhenium as a service to its clients. It is presently focusing on recycling of rhenium bearing super alloys, which is the major growth area in the market for rhenium at present.
Molycorp Blanding
Located in Blanding, Utah, approximately 500 kilometers southeast of Salt Lake City and accessible by highway, the plant site consists of three buildings on approximately 40 acres. Here, furnace technology is utilized to recover gallium from high purity gallium arsenide scrap. Purities for this secondary gallium rare metal are in the 4N to 8N range. The facility also: (i) upgrades primary gallium from the Ingal-Stade plant and other global producers into the 6N to 8N purity range; (ii) produces gallium nitrate and; (iii) produces gallium oxide. It is ISO9001:2000 certified and completed a surveillance audit in January 2010 meeting its ISO 9001:2008 qualifications.
Molycorp Gallium Compounds
Located in Quapaw, Oklahoma, the plant site consists of two buildings on five acres of land. Gallium Compounds is recognized worldwide as a leading manufacturer of gallium & gallium products.
Molycorp Hyeongok
Located in the Hyeongok Industrial Zone, this is our gallium tri-chloride production facility located in the Republic of Korea. This manufacturing facility is now operational and is strategically situated in the heartland of Korea’s booming LED industry. This new plant will supply Asian markets as well as serve as a back-up for the plant located in Quapaw, Oklahoma. We own 80 percent of this new production facility with the remaining 20 percent owned by the founders of Gallium Compounds.
Corporate Headquarters
We lease our executive office space at 5619 Denver Tech Center Parkway, Greenwood Village, Colorado. The leases for Suite 1000, Suite 1005, Suite 1100 and Suite 1150 expire in November 2016, subject to renewal options. We also lease other executive office space at 121 King Street West, Suite 1740 Toronto, Canada. The lease for the Suite 1740 expires in August 2015.

ITEM 3.    LEGAL PROCEEDINGS.
From time to time, we may become subject to various legal and regulatory proceedings relating to our business.
In February 2012, a purported class action lawsuit was filed in the U.S. District Court for the District of Colorado against us and certain of our current executive officers alleging violations of the federal securities laws. The Consolidated Class Action Complaint filed on July 31, 2012 also names most of our Board members and some of our stockholders as defendants, along with other persons and entities.  That Complaint alleges 18 claims for relief arising out of alleged:  (1) securities fraud in violation of the Securities Exchange Act of 1934 during the proposed class period from February 11, 2011 through November 10, 2011; and (2) materially untrue or misleading statements in registration statements and prospectuses for our public offering of preferred stock in February 2011 and of common stock in June 2011, in violation of the Securities Act of 1933.   Our motion to dismiss that Complaint was filed in October 2012 and is pending. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.

In addition, as of November 21, 2012, a consolidated stockholder derivative lawsuit filed purportedly on our behalf against us (as a nominal defendant) and certain of our directors, executive officers and stockholders is pending in the Delaware Court of Chancery.  In August 2012, a consolidated amended shareholder derivative complaint was filed, asserting causes of action for alleged: (1) breach of fiduciary duty, including the duties of loyalty and due care; (2) breach of fiduciary duty not to trade on or misuse material non-public information; (3) unjust enrichment; and (4) aiding and abetting a breach of fiduciary duty.  On our behalf, the plaintiffs in the consolidated derivative action seek, among other things, monetary damages, restitution, and an accounting.  The defendants filed motions to dismiss and motions to stay that action in October 2012, which are pending.  Two additional stockholder derivative lawsuits that were filed in the U.S. District Court in Colorado have been dismissed, but the plaintiffs in those cases are pursuing an appeal of that ruling in the U.S. Court of Appeals for the Tenth Circuit.

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

	Low	High
Year ending December 31, 2012
Fourth Quarter	$5.75	$11.89
Third Quarter	$9.40	$23.20
Second Quarter	$19.11	$35.79
First Quarter	$24.20	$35.20
Year ending December 31, 2011
Fourth Quarter	$23.05	$42.90
Third Quarter	$31.41	$66.62
Second Quarter	$46.40	$79.16
First Quarter	$40.25	$62.80
Holders of Record
As of February 28, 2013, there were approximately 320 holders of record of our common stock. This number does not include the shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one record holder.
Dividends
Since our inception, we have not paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings, after considering any dividends on our preferred stock, to finance the development of our business. We do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends, including on our preferred stock, will be at the discretion of our Board and will depend upon then-existing conditions, including our operating results and our financial condition, capital requirements, contractual restrictions (including pursuant to the agreements governing our existing and future debt), business prospects and other factors that our Board may deem relevant. So long as any share of our preferred stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on our mandatory convertible preferred stock, subject to exceptions, such as dividends on our common stock payable solely in shares of our common stock.

Sale of Unregistered Securities

On November 13, 2012, we completed an acquisition of exploration rights for which we issued, as a partial consideration, 788,410 shares of our common stock at $10.147 per share to Radiant Rare and Precious Metals, LLC, a Washington limited liability company. The issuance of such shares is exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof because such issuance does not involve a public offering.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data was derived from Molycorp, Inc's audited consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010 and 2009, and from Molycorp, LLC's audited consolidated financial statements for the period from June 12, 2008 (Inception) through December 31, 2008. This selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, and our "Financial Statements and Supplementary Data" in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,				From June 12, 2008 (Inception) through December 31,
Summary Statement of Operations Data	2012 (a)	2011 (b)	2010	2009	2008
	(In thousands, except for share and per share data)
Revenues	$528,910	$396,831	$35,157	$7,093	$2,137
Gross profit (loss)	$17,345	$218,941	$666	$(14,692)	$(10,890)
Operating (loss) income	$(436,271)	$152,866	$(51,178)	$(28,574)	$(14,138)
Net (loss) income attributable to Molycorp stockholders	$(449,554)	$117,526	$(50,774)	$(28,587)	$(14,074)
Weighted average shares outstanding (Common shares) (c):
Basic	107,064,892	83,454,221	62,332,054	39,526,568	38,829,225
Diluted	107,064,892	85,220,017	62,332,054	39,526,568	38,829,225
Income (loss) per share of common stock (d):
Basic	$(4.31)	$1.29	$(0.81)	$(0.72)	$(0.36)
Diluted	$(4.31)	$1.27	$(0.81)	$(0.72)	$(0.36)

	December 31,
Summary Balance Sheet Data	2012	2011	2010	2009	2008
	(In thousands)
Property, land and equipment, net	$1,544,304	$561,628	$93,966	$66,352	$63,052
Intangible assets, net and goodwill	$690,680	$6,504	$639	$704	$770
Total assets	$2,994,708	$1,255,125	$479,560	$97,666	$95,355
Debt and capital lease obligations	$1,188,832	$196,545	—	—	—

	Year Ended December 31,				From June 12, 2008 (Inception) through December 31,
Other Financial Data	2012	2011	2010	2009	2008
	(In thousands)
Capital expenditures (e)	$791,469	$302,180	$33,129	$7,285	$321
_________________________________________________________________________

(a)	Includes the consolidation of Molycorp Canada from June 11, 2012.

(b)	Includes the consolidation of Molycorp Silmet from April 1, 2011, and the consolidation of MMA from April 15, 2011.

(c)
Weighted average shares outstanding gives retroactive effect to the Corporate Reorganization (as defined under "Our Corporate History and Structure" in Item I of this Annual Report on Form 10-K), the conversion of all of our Class A common stock and Class B common stock into shares of common stock and the consummation of our initial public offering, and the 38.23435373-for-one stock split we completed on July 9, 2010 as if such events had occurred on June 12, 2008.

(d)
For the years ended December 31, 2012 and 2011, the dividends on the convertible preferred stock were subtracted from net (loss) income attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share. Additionally, diluted earnings per share reflect other adjustments under the "if-converted method". See Note 17 in Item 8 for further details.

(e)	As reflected in cash flows from investing activities in our consolidated statements of cash flows.

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
Overview
We are one of the world's leading global rare earth companies, and the only one that operates a vertically integrated, global supply chain that combines a world-class rare earth resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium.

Our vertically integrated, global manufacturing supply chain is comprised of a workforce of approximately 2,700 scientists, engineers, chemists, technologists, and highly skilled workers in 27 locations across 11 countries. Our vertical integration allows us to operate multiple product supply chains, serve as a highly reliable supplier of advanced rare earth and rare metal materials, and provide price visibility to customers worldwide.

Our business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. See Note 4 in Item 8 of this Annual Report on Form 10-K for financial information regarding our reportable segments.
The Resources segment includes our operations at the Molycorp Mountain Pass Rare Earth Facility, which we refer to as the Molycorp Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths). At the Molycorp Mountain Pass facility, we conduct rare earth minerals extraction to produce: rare earth concentrates; REO, including lanthanum, cerium, neodymium, praseodymium, and yttrium; heavy rare earth concentrates, which include samarium, europium, gadolinium, terbium, dysprosium, and others; and SorbXTM, a line of proprietary rare earth-based water treatment products.
The Chemicals and Oxides segment includes: production of REO at our operations at Molycorp Silmet; separated heavy rare earth oxides and other custom engineered materials from our facilities in Jiangyin, Jiangsu Province, China; and production of REO, salts of rare earth elements, or REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from our facilities in Zibo, Shandong Province, China. Rare earth and zirconium applications from products made in this segment include catalytic converters, computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.
The Magnetic Materials and Alloys segment includes: the production of Neo Powders™ through our wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand, under the Molycorp Magnequench brand. This operating segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at our MMA facility, located in Tolleson, Arizona. Neo Powders™ are used in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size, and reduced weight.
The Rare Metals segment produces, reclaims, refines and markets high value niche metals and their compounds that include gallium, indium, rhenium, tantalum, and niobium. Operations in this segment include the following: Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario; Napanee, Ontario; Sagard, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others.
Our Mountain Pass Rare Earth facility has been producing rare earth products for approximately 60 years. Upon reaching a planned annual run rate of 19,050 mt of REO by mid-2013, and upon completion of the chloralkali plant (expected later in 2013), we expect our Molycorp Mountain Pass Rare Earth facility to have production cash costs lower than those publicly reported for China by government officials and those reported for other non-Chinese rare earth projects. Although the modernization and expansion of our Molycorp Mountain Pass facility was planned to allow an expanded run rate of up to

40,000 mt of REO per year, we will not expand production beyond the initial planned run rate unless market demand, product pricing, capital availability and financial returns justify such production.
Material Changes in Results of Operations
The comparability of our operating results during 2012, 2011 and 2010 is significantly affected by the Molycorp Canada acquisition on June 11, 2012, the Molycorp Silmet acquisition on April 1, 2011 and the MMA acquisition on April 15, 2011.
Recent Developments
Public Offerings
On January 30, 2013, we completed a public offering of $150.0 million aggregate principal amount of 5.50% convertible senior notes due 2018. We granted the underwriters the right to purchase, within a 30-day period from January 30, 2013, up to an additional $22.5 million aggregate principal amount of notes, solely to cover over-allotments, which right was exercised in full on March 1, 2013. Holders may convert their convertible senior notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The conversion rate is initially 138.8889 shares of common stock per $1,000 principal amount of convertible senior notes (equivalent to an initial conversion price of approximately $7.20 per share of common stock) and is subject to adjustment in some events.
In addition to the 5.50% convertible senior notes offering, we completed a public offering of 37,500,000 shares of common stock at a price of $6.00 per share on January 30, 2013. We also granted the underwriters the right to purchase, within a 30-day period from January 30, 2013, up to an additional 5,625,000 of shares of our common stock, which right was exercised in full on February 5, 2013. Also, to facilitate transactions by which investors in the 5.50% convertible senior notes may hedge their investments, we entered into a share lending agreement with an affiliate of the underwriter, under which the affiliate initially borrowed 6,666,666 shares of common stock.
We intend to use the net proceeds of $414.2 million from the convertible notes offering and the common stock offering to fund current capital needs for capital expenditures and other cash requirements for 2013, including, without limitation, capital expenditures at the Molycorp Mountain Pass facility.
Impairment of Goodwill and Other Intangible Assets
We tested the recoverability of our goodwill and other intangible assets at December 31, 2012 and recorded a total impairment charge of approximately $264.3 million in the fourth quarter of 2012. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details. Circumstances that negatively affected our fair value estimate of the reporting units where goodwill was impaired included: longer-than-anticipated soft pricing environment for rare earths and certain rare metals; loss of some end markets due to 2011 rare earths high prices not returning to lower levels as quickly as anticipated; stalled growth for some new bonded magnet applications due to a peak in neodymium prices in 2011; and delays in ramping up our Molycorp Mountain Pass facility that deferred our ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition. Circumstances leading to the impairment of other intangible assets included lower margins forecast due to certain patents expiration in 2014. The goodwill and other intangible assets impaired were substantially derived from the Molycorp Canada acquisition.
Modernization and Expansion of our Molycorp Mountain Pass Facility
All key production components of our Molycorp Mountain Pass facility are operational and now ramping up toward our initial planned annual run rate of 19,050 mt of REO by mid-year 2013. Our ability to expand production beyond the initial planned annual run rate will be influenced by customer demand and end-market conditions, among other factors.
We expect to complete construction of the chloralkali plant at our Molycorp Mountain Pass facility in 2013. Our chloralkali plant will help us recycle water used in separation processes, as well as regenerate chemical reagents needed for separations, which is expected to significantly reduce the amount of reagent supplies we must purchase. While the chloralkali plant is not required for rare earth production, it is expected to significantly drive down our unit production costs at our Molycorp Mountain Pass facility to a level below those reported by Chinese public officials once it comes online.
In addition to directly supplying customer demand, our Molycorp Mountain Pass facility is also expected to provide rare earth feedstock for our downstream processing plants in Sillamäe, Estonia; Zibo, China; Jiangyin, China; and Tolleson,

Arizona. Those facilities produce advanced materials that are custom engineered for a variety of global rare earth markets. We expect that upon reaching our initial planned annual run rate of 19,050 mt of REO, our Molycorp Mountain Pass facility will have the capacity to produce rare earth feedstock in volumes greater than our initial planned run rates. We expect our Molycorp Mountain Pass facility to provide sufficient rare earth feedstock to meet the planned production of our Sillamäe and Zibo facilities in 2013.
Neodymium/praseodymium produced at our Molycorp Mountain Pass facility is expected to be sold directly to magnetic material customers, the IMJ joint venture, MMA and our downstream operations under the Molycorp Magnequench brand at our wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand.
Factors Affecting our Results of Operations
Sales
The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive and electronics industries, China REEs export quotas and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content. Sales of our products are also subject to seasonal decreases in the first quarter of each year as customers react to the Chinese New Year holiday shutdown.
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
Corporate Development
Our corporate development expenses consist of travel costs, legal and advisory fees that we incur in connection with business acquisitions and other business development activities we pursue as part of our vertical integration strategy.
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

Interest Expenses
We are incurring significantly higher interest costs as a result of issuing additional indebtedness to partially finance the Molycorp Canada acquisition, including the repayment of Molycorp Canada's indebtedness, and to fund the remaining capital expenditures at our Molycorp Mountain Pass facility. The substantial majority of our interest costs is currently capitalized.
Income Taxes
We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that a valuation allowance of $20.6 million is required as of December 31, 2012 and no valuation allowance was required as of December 31, 2011.
We are a Subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the years ended December 31, 2012, 2011, and 2010 our effective income tax rate was 10.9%, 19.5% and 0%, respectively. Our December 31, 2012 effective income tax rate was impacted primarily by permanent differences between book and tax income including the impairment of goodwill, settlements related to uncertain tax positions, and the difference in income tax rates between the U.S. and foreign jurisdictions adjusted for the U.S. taxation of foreign profits.
We review our deferred tax assets and liabilities each reporting period using the enacted tax rate expected to apply to taxable income for the period in which the deferred tax asset or liability is expected to be realized. The statutory income tax rates that are applied to our current and deferred income tax calculations are significantly impacted by the jurisdictions in which we conduct business. Changes in jurisdiction income tax rates and apportionment laws will result in changes in the calculation of our current and deferred income taxes. The effects of any changes are recorded in the period of enactment and can increase or decrease the net deferred tax assets and liabilities on the balance sheet.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we incurred approximately $4.7 million and $6.1 million in 2012 and 2011, respectively, and expect to incur approximately $4.0 million in 2013, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. Included in the 2012 and 2011 amounts above are approximately $22.1 million and $4.9 million, respectively, for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds. The expenditures for removal and disposal of excess wastewater were incurred to allow the facilities under construction at Molycorp Mountain Pass to become fully operational. We estimate that we will incur approximately $6.0 million for wastewater transportation and disposal costs in 2013.
In addition, as part of our continuing efforts to comply with environmental laws and regulations, in 2011 we identified potential liner defects in three of the onsite evaporation ponds at our Molycorp Mountain Pass facility. This led to minor groundwater contamination issues that were limited to a small area directly underneath the evaporation ponds. The evaporation ponds in which the lining tears have been detected were substantially drained in 2011 to allow for a detailed inspection of the lining system. In 2012, we replaced the primary lining system in two of our evaporation ponds and the total cost of approximately $2.4 million was treated as capital expenditures. Further investigation of the lining system in the third pond did not reveal any lining system defects.
As a result of new construction activity at the Molycorp Mountain Pass facility associated with our modernization and expansion efforts, additional lands have been disturbed since the last mine reclamation cost estimate in 2010, resulting in an increase in the mine reclamation obligation from $3.3 million to $4.1 million. The additional $0.8 million surety amount was placed with the County of San Bernardino and the State of California earlier in 2012. The EPA has announced its intention to establish a new financial assurance program for hardrock mining, extraction and processing facilities under the Federal Comprehensive Environmental Response Compensation and Liability Act or the “Superfund” law, which may require us to establish additional bonds or other sureties. We cannot predict the effect of any such requirements on our operations at this time.
The costs we anticipate to incur as part of our on-going mine reclamation activities at our Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure in Note 13 in Item 8 of this Annual Report on Form 10-K.
We incurred approximately $0.3 million and $0.4 million in 2012 and for the period from April 1, 2011 to December 31, 2011, respectively, at our Molycorp Silmet facility, and we expect to spend approximately $0.4 million in 2013, for ongoing operating environmental expenditures to comply with the European Union directives and with the Estonian regulatory act governing environmental permitting and licensing. In addition to routine environmental compliance costs, we incurred approximately $0.5 million in 2012, and expect to spend approximately $0.8 million in 2013, to comply with the European Union's REACH program at Molycorp Silmet. We may have to incur environmental capital and operating costs associated with future possible modernization plans at our Molycorp Silmet facility.
As part of the recycling of gallium, indium, and rhenium scrap into saleable metal, a significant degree of waste material is generated during the leaching and ion-exchange-barren process. We have adequate procedures in place to ensure that waste generated from these processes are appropriately contained and disposed of in a safe and responsible manner. Our Rare Metals operations in Ontario, Canada are subject to provincial regulation under the Ontario Ministry of Environment and must periodically submit documentation to validate the waste disposal process throughout the year. For the period from June 12, 2012 to December 31, 2012, waste disposal costs related to our operations in Ontario, Canada totaled $0.8 million.
Although we have not incurred any significant environmental expenditures at our MMA facility and our other Molycorp Canada's facilities in 2012, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans related to those operations.
Impact of Inflation
The cost estimates associated with the modernization and expansion of the Molycorp Mountain Pass facility described under the heading "Capital Investments" have not been adjusted for inflation. In the event of significant inflation, the funds required to execute our business plan over the next few years could increase proportionately. This could delay or preclude our business expansion efforts, or require us to raise additional capital. In addition, historical inflation rates have been used to estimate the future liability associated with our future remediation and reclamation obligations as reflected in the asset retirement obligations in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. If inflation rates significantly exceed the historical inflation rates, our future obligations could significantly increase.
Foreign Currency Fluctuations
See "Interest Rate Risk" under Item 7A of this Annual Report on Form 10-K.
Discussion and Analysis of our Reportable Segments
The following analysis presents operating results on a gross basis (i.e., before intercompany eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations.

Some of the information under Chemicals and Oxides, Magnetic Materials and Alloys and Rare Metals for the year ended December 31, 2012 is actually for the period from June 12, 2012 (the beginning of the reporting period of Molycorp Canada) through December 31, 2012.

Prior to the third quarter of 2012, our basis of segment reporting was the location of our operations. As a result of the changes in the composition of our reportable segments discussed above, the prior period operating segments presentation has been revised for comparative purposes. Some of the information under Chemicals and Oxides and Rare Metals for the year ended December 31, 2011 is actually for the period from April 1, 2011 (the beginning of the reporting period of Molycorp Silmet) through December 31, 2011. The information under Magnetic Materials and Alloys for the year ended December 31,

2011 is actually for the period from April 15, 2011(the beginning of the reporting period of MMA) through December 31, 2011. The Rare Metal segment in 2011 includes only rare metals production from Molycorp Silmet.

Prior to 2011, there was only one segment consisting of our operations at the Molycorp Mountain Pass facility.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Year ended December 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$88,870	$181,849	$179,335	$78,856	$—		$528,910
Intersegment	7,256	25,717	—	—	(32,973)		—
Total revenues	$96,126	$207,566	$179,335	$78,856	$(32,973)		$528,910

Depreciation, amortization and accretion	$(13,991)	$(13,110)	$(19,737)	$(6,154)	$—	$(133)	$(53,125)

Operating (loss) income	$(70,220)	$(174,927)	$(108,827)	$(21,641)	$24,803	$(85,459)	$(436,271)

(Loss) income before income taxes and equity earnings	$(70,469)	$(173,962)	$(110,265)	$(21,151)	$24,803	$(143,269)	$(494,313)

Total assets at December 31, 2012	$1,802,842	$646,316	$591,052	$116,300	$(187,908)	$26,106	$2,994,708

Capital expenditures (c)	$814,054	$10,910	$5,614	$10,750	$—	$1,733	$843,061

Year ended December 31, 2011	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$253,563	$40,216	$56,772	$46,280	$—		$396,831
Intersegment	55,155	13,902	—	—	(69,057)		—
Total revenues	$308,718	$54,118	$56,772	$46,280	$(69,057)		$396,831

Depreciation, amortization and accretion	$(10,553)	$(1,958)	$(236)	$(2,449)	$—	$(31)	$(15,227)

Operating income (loss)	$218,549	$8,700	$2,331	$2,131	$(27,443)	$(51,402)	$152,866

Income (loss) before income taxes	$218,391	$5,785	$2,336	$(634)	$(27,443)	$(51,525)	$146,910

Total assets at December 31, 2011	$824,712	$46,368	$30,061	$71,634	$(143,730)	$426,080	$1,255,125

Capital expenditures (c)	$401,047	$8,170	$—	$—	$—	$—	$409,217

(a)
The net elimination in operating results includes costs of sales eliminations of $57,776 and $41,614 for the years ended December 31, 2012 and 2011, respectively, which consisted of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination was comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(b)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Other consists of nominal expenses incurred by the sales office in Tokyo, Japan. Total corporate assets is comprised primarily of cash and cash equivalents, the investment in the sales office in Tokyo and deferred tax assets.

(c)	On an accrual basis excluding capitalized interest.

Resources
For the year ended December 31, 2012, revenues from our Resources segment were $96.1 million on product volume of 2,661 mt at an average sales price, or ASP, of $36.12 per kilogram, as compared to revenues of $308.7 million in fiscal 2011 on volume of 3,764 mt at an ASP of $82.00 per kilogram.
The year-over-year decrease in volume shipped was primarily attributable to limited Bastnasite feedstock due to the new mill coming online at the same time the last of the historical stockpiles were drawn down. Additionally, prices for the segment's primary products (cerium, lanthanum, neodymium and praseodymium) have also significantly decreased from their peak in mid-2011. This was due, in part, to the unwinding of speculative purchases following a period when abnormal premiums were placed on Chinese export quotas for rare earth products, and in part to a persistent global economic weakness. The anticipation of falling REEs prices generally results in a very conservative purchasing pattern by our customers.
Aggregate production volume at our Resources segment was 2,336 mt in fiscal 2012, as compared to 3,062 mt for the year ended December 31, 2011. In 2012, we expensed $8.6 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. This compares to expensing of abnormal production-related costs of $4.3 million in fiscal 2011. We expect to return to normalized production levels as we ramp-up to an initial planned run rate of 19,050 mt of REO per year at our Molycorp Mountain Pass facility by mid-2013. Our operating income at the Resources segment for the year ended December 31, 2012 was further reduced by $46.8 million of total inventory write-down, as compared to an inventory write-down of $5.1 million in 2011, and by an impairment of long-lived tangible assets of $3.8 million.
Variable production costs in this segment were unfavorably affected by rising prices of chemicals and other raw materials used in our REO production in 2012, primarily during the separation process. However, in the fourth quarter of 2012, we began to see an important decrease in the costs of chemicals and other raw materials, which we anticipate sourcing more internally by the second half of 2013 when our chloralkali plant is expected to be fully operational to allow us recycling water used in the separation process, as well as regenerate chemicals needed for separation at our Molycorp Mountain Pass facility. Given the lower level of production attained in 2012, as compared to 2011, labor cost increases during 2012 also had a negative effect on the results of operations for this segment. As of December 31, 2012, we had a total of 389 employees at our Molycorp Mountain Pass facility, as compared to 242 employees as of December 31, 2011. Staffing increases are directly related to the ramp up in employees needed to run the larger production facilities, which are in the process of coming online. In addition, the annual wage increase required under our union contract took effect in January 2012 for approximately 61% of our employees at Mountain Pass.
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
Chemicals and Oxides' sales were $207.6 million on product volume of 4,631 mt for the year ended December 31, 2012. This compares to revenues for this segment of $54.1 million on volume of 1,177 mt in fiscal 2011. ASP was $44.82 per kilogram and $45.00 per kilogram for the years ended December 31, 2012 and 2011, respectively.
Main drivers of the year-over-year decrease in ASP were the change in product mix combined with the same REEs market factors that affected realized prices in our Resources segment. Given the current global economic environment, customers in all market segments we serve have been monitoring closely and, in some instances, reducing their inventory levels, particularly in the optical lens and glass polishing end-use markets. Demand in the rare earth phosphor market also remained weak due to inventories build-up as well as continuing market and technology shift to LED applications. However, starting in the third quarter of 2012, we have seen signs that our major customers are getting back to desired inventory levels, especially in some markets. For example, REO demand for automotive catalyst and fluid cracking catalyst applications as well as automotive and smaller battery applications was positive during the latter part of 2012. As a result, we plan to add capacity to the Chemicals and Oxides segment in 2013 in order to support anticipated growth in those areas where we continue to qualify new products with all our major customers. Our recently acquired operations in Jiangyin, China and Zibo, China, which represent a significant portion of this segment's activity, remain focused on high purity and sophisticated downstream rare earth products.
The segment's operating income in 2012 was negatively affected also by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $22.8 million higher had we not stepped-up the inventory value at the time of acquisition. In addition, during fiscal 2012 we recognized write-down of inventory to net realizable value for $22.0 million, and expensed $1.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. Inventory valuation adjustments in the prior year totaled $13.0 million, of which $10.2 million related to the release of inventory that was stepped-up in value in conjunction the Molycorp Silmet acquisition in April 2011, and $2.8 million to the write-down of inventory to net realizable value. Of the $2.8 million write-down, $0.7 million related to inventory that was purchased from the Resources segment in 2011 and, as a result, was eliminated in consolidation. Operating income for the Chemicals and Oxides in 2012 was also unfavorably affected by the higher amortization of intangible assets acquired in connection with the Molycorp Canada acquisition.
Additionally, operating income in the Chemicals and Oxides segment included an impairment of goodwill of $145.0 million. Circumstances that negatively affected our fair value estimate of the reporting units in the Chemicals and Oxides segment where goodwill was impaired included: longer-than-anticipated soft rare earths pricing environment; loss of some end markets due to 2011 rare earths high prices not returning to lower levels as quickly as anticipated; and delays in ramping up our Molycorp Mountain Pass facility that deferred our ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition. The reporting units impacted by this impairment charge were acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details on the goodwill impairment.
Magnetic Materials and Alloys
Comparative results for the Magnetic Materials and Alloys segment were affected by the inclusion of Neo Powders™ from the Molycorp Canada acquisition on June 11, 2012, and neodymium and samarium magnet alloy and other specialty alloy products from the MMA acquisition we completed on April 15, 2011. This segment did not have sales prior to April 15, 2011.
Magnetic Materials and Alloys' revenues were $179.3 million on product volume of 3,115 mt for the year ended December 31, 2012. This compares to sales of $56.8 million on volume of 578 mt for the year ended December 31, 2011. ASP was $57.57 per kilogram in fiscal 2012, as compared to $98.20 per kilogram for fiscal 2011. The price for neodymium, the primary determinant of the price for Neo Powders™, which currently account for a larger portion of the volume we sell in this segment, fell by approximately 26% in the second half of 2012. Therefore, based on our current pricing methodology, prices for Neo Powders™ were adjusted accordingly. The anticipation of falling Neo Powders™ price generally results in very conservative purchasing patterns by our customers. To the extent possible, purchases of Neo Powders™ are delayed until the month when the price is anticipated to be lower. This has caused inventory levels to fall to very low levels throughout the supply chain and has impacted volumes shipped. Moreover, as a direct result of lower than typical holiday season demand, particularly in our traditional base markets in this segment, such as hard disk drives, optical disc drives, and office automation products, demand for Neo Powders™ during the fourth quarter of 2012 was rather weak. Given the length of the supply chain, our customers have traditionally placed orders for Neo Powders™ in the third quarter of a calendar year for products that will be sold during the holiday season at the end of the fourth calendar quarter.
Magnetic Materials and Alloys' operating income in 2012 was negatively affected by the write-down of inventory to net realizable value for $10.9 million, and $1.3 million of expenses for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. These adjustments were partially offset by the release of inventory that was stepped-down in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $1.3 million lower had we not stepped-down the inventory value at the time of acquisition. Inventory-related adjustments for this segment were nominal during the year ended December 31, 2011.
Additionally, operating income in the Magnetic Materials and Alloys segment included an impairment of goodwill of approximately $96.0 million and an impairment of other intangible assets of $6.0 million. Stalled growth for some new bonded magnet applications due to a peak in neodymium prices in 2011 primarily affected our fair value estimate of the reporting unit in the Magnetic Materials and Alloys segment where goodwill was impaired. Lower margins forecast associated with certain patents expiration in 2014 lead to the impairment of other intangible assets in the same reporting unit affected by the goodwill write-down. The reporting unit impacted by both impairment charges was acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details on these impairment charges.
Rare Metals
Comparative results for the Rare Metals segment were affected by the addition to our product mix of gallium, indium and rhenium from the Molycorp Canada acquisition on June 11, 2012, and niobium and tantalum from our acquisition of Molycorp Silmet on April 1, 2011. This segment did not have sales prior to April 1, 2011.
Revenues from our Rare Metals segment were $78.9 million for the year ended December 31, 2012, as compared to $46.3 million in fiscal 2011. For the years ended December 31, 2012 and 2011, Rare Metals sold 366 mt and 260 mt of products, respectively, at an ASP of $215.45 per kilogram and $178.00 per kilogram, respectively. The change in product mix for this segment contributed primarily to the ASP increase from 2011 to 2012.

Similarly to the other segments, Rare Metals' operating income in 2012 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $3.3 million higher had we not stepped-up the inventory value at the time of acquisition. In addition, during fiscal 2012 we recognized write-down of inventory to net realizable value for $3.4 million, and expensed $0.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. There were no material adjustments to inventory in the prior year for this segment.
Additionally, operating income in the Rare Metals segment included an impairment of goodwill of $17.3 million and an impairment of long-lived tangible assets of $2.0 million. This impairment was primarily driven by the longer than anticipated soft pricing environment for the rare metals businesses acquired as part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details.
Selling, General and Administrative Expenses
Our consolidated selling, general and administrative expenses, including stock-based compensation, were $113.7 million and $50.8 million for the years ended December 31, 2012 and 2011, respectively. A large portion of the year-over-year increase was attributable to higher personnel and related costs stemming from our recent acquisition of Molycorp Canada, higher information technology costs associated with on-going improvements and expansion of our Enterprise Resource Planning system, and larger start-up costs related to the construction of our Molycorp Mountain Pass facility.
Corporate Development
Corporate development expenses were $19.8 million for the year ended December 31, 2012, as compared to $5.9 million in fiscal 2011. This significant increase from the prior year was primarily related to the costs we incurred in connection with the Molycorp Canada acquisition.
Depreciation, Amortization and Accretion
Consolidated depreciation and amortization expenses related to production were $30.9 million in fiscal 2012, as compared to $13.5 million for the year ended December 31, 2011. This year-over-year increase was primarily related to the addition of fixed assets acquired as part of the Molycorp Canada acquisition, and fixed assets that we constructed and put into service at our Molycorp Mountain Pass facility during 2012.
Consolidated depreciation, amortization and accretion expenses unrelated to production were $22.2 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively. Such a large annual increase was mainly due to the addition of approximately $482.2 million in amortizable intangible assets in connection with the Molycorp Canada acquisition.
Research and Development
Consolidated research and development expenses were $27.8 million for fiscal 2012, as compared to $7.7 million for the year ended December 31, 2011. The period over period increase was attributable primarily to our efforts to improve the efficiency of our REO processing operations, to develop new applications for individual REEs, research value added rare metals applications, and perform exploratory drilling. These expenses, which we anticipate to continue to increase in the future, albeit at a lower pace, consist primarily of salaries, outside labor, material and equipment.
Interest Expense
Interest expense related to all our long-term indebtedness was mostly capitalized during 2012. Non-capitalized interest expense was nominal in 2011 and related to indebtedness assumed as part of the Molycorp Silmet acquisition. Other interest expense we incurred for the year ended December 31, 2012 related to: the payment of a commitment fee of approximately $7.9 million for a bridge loan we secured with a financial institution prior to the issuance in May 2012 of $650.0 million aggregate principal amount of 10% senior secured notes due 2020, which we refer to as our Senior Notes; $1.7 million of interest accrued that we paid upon the repurchase of the majority of the $230.0 million aggregate principal amount of Debentures in August 2012; and interest incurred on short-term indebtedness that we assumed as part of the Molycorp Canada acquisition. See Note 14 in Item 8 of this Annual Report on Form 10-K for further details on our indebtedness.

Foreign exchange (losses) gains
Net foreign currency transaction gains were $2.9 million during the year ended December 31, 2012. This compares to foreign currency transaction losses of $5.4 million in 2011. These gains and losses related primarily to the revaluation in euro of U.S. dollar monetary balances owed by Molycorp Silmet.
Other Expense
Upon settlement of the contingent forward contract we entered into to purchase Canadian dollars with a notional amount of Cdn $870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada, we recognized approximately $37.5 million in other expense during 2012.
Capital Expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $843.0 million for the year ended December 31, 2012, as compared to $409.2 million in fiscal 2011. The majority of these capitalized costs related to the modernization and expansion of our Molycorp Mountain Pass facility.
Related Party Transactions
We made principal payments of $3.1 million during fiscal 2011 under the inventory financing arrangement with Traxys North America LLC, which we refer to collectively with its affiliates, as Traxys and affiliates, a subsidiary of one of our stockholders, Traxys S.a.r.l. This arrangement expired in 2011.
We and Traxys and affiliates jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Pursuant to the terms of this other arrangement, we and Traxys and affiliates split gross margin equally once all costs associated with the sale are recovered by both parties. In addition, we purchased $6.2 million of lanthanum oxide from Traxys and affiliates during 2011. We did not have any material purchases from Traxys and affiliates in 2012.
During the period from January 1, 2012 to June 11, 2012, we sold neodymium/ praseodymium oxides for $4.3 million and heavy rare earths for $1.6 million to Neo Material Technologies, Inc.
For the period from June 12, 2012 to December 31, 2012, we purchased $2.8 million of compounds from Toda Magnequench Magnetic Materials Co. Ltd., or TMT (an equity method investee acquired as part of Molycorp Canada), and we sold $1.6 million of Neo Powders™ to TMT. During the same period, we purchased metals and received services from Ganzhou Keli Rare Earth New Material Co., Ltd., or Keli (an equity method investee acquired as part of Molycorp Canada), amounting to $32.6 million, and we purchased $3.3 million of gallium metal from Ingal Stade (an equity method investee acquired as part of Molycorp Canada).

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Year ended December 31, 2011	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$253,563	$40,216	$56,772	$46,280	$—		$396,831
Intersegment	55,155	13,902	—	—	(69,057)		—
Total revenues	$308,718	$54,118	$56,772	$46,280	$(69,057)		$396,831

Depreciation, amortization and accretion	$(10,553)	$(1,958)	$(236)	$(2,449)	$—	$(31)	$(15,227)

Operating income (loss)	$218,549	$8,700	$2,331	$2,131	$(27,443)	$(51,402)	$152,866

Income (loss) before income taxes	$218,391	$5,785	$2,336	$(634)	$(27,443)	$(51,525)	$146,910

Total assets at December 31, 2011	$824,712	$46,368	$30,061	$71,634	$(143,730)	$426,080	$1,255,125

Capital expenditures (d)	$401,047	$8,170	$—	$—	$—	$—	$409,217

Year ended December 31, 2010	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$35,157	n/a	n/a	n/a	n/a		$35,157
Intersegment	—	n/a	n/a	n/a	n/a		—
Total revenues	$35,157	n/a	n/a	n/a	n/a		$35,157

Depreciation, amortization and accretion	$(6,925)	n/a	n/a	n/a	n/a	n/a	$(6,925)

Operating loss	$(51,178)	n/a	n/a	n/a	n/a	n/a	$(51,178)

Loss before income taxes	$(50,774)	n/a	n/a	n/a	n/a	n/a	$(50,774)

Total assets at December 31, 2010	$479,560	n/a	n/a	n/a	n/a	n/a	$479,560

Capital expenditures (d)	$38,500	n/a	n/a	n/a	n/a	n/a	$38,500

(a)
The net elimination in operating results includes costs of sales eliminations of $41,614 for the year ended December 31, 2011, which consisted of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination was comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(b)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Other consists of nominal expenses incurred by the sales office in Tokyo, Japan. Total corporate assets is comprised primarily of cash and cash equivalents and the investment in the sales office in Tokyo.

(d)	On an accrual basis excluding capitalized interest.

Resources
Resources' revenues were $308.7 million and $35.2 million for the years ended December 31, 2011 and 2010, respectively. The significant increase in revenues was attributable to the combination of a general increase in prices of rare earth products, and higher sales volumes. Sales in 2011 consisted primarily of lanthanum products, didymium metal, ceric hydrate and neodymium oxide, which have relatively higher sales prices per kilogram compared lanthanum chlorohydrate, the product Resources sold primarily in 2010. In total, for the year ended December 31, 2011, Resources sold 3,764 mt of rare earth products at an ASP of $82.00 per kilogram as compared to sales of 1,830 mt at an ASP of $19.20 per kilogram for the year ended December 31, 2010.
The Resources segment incurred higher costs in 2011 as compared to 2010 primarily due to higher sales volume and higher costs associated with purchases of some rare earth products. Resources also recognized write-downs of work in process inventory based on estimated REO quantities of $2.3 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively. Additionally, during the fourth quarter of 2010, a write-down of inventory of $1.0 million was recognized due to Bastnasite density survey results.
These higher costs in 2011 were partially offset by a decrease in the lower of cost or market inventory write-downs from approximately $2.5 million for the year ended December 31, 2010 to $0.6 million for the year ended December 31, 2011. Lower of cost or market inventory write-downs at Resources had less of a negative impact to our operating income in 2011 as market prices for all rare earth products increased significantly from their 2010 levels. Additionally, we expensed approximately $4.3 million and $11.0 million for the years ended December 31, 2011 and 2010, respectively, of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during these periods.
Variable production costs in this segment were affected by rising prices of chemicals and other raw materials used in our REO production, primarily during the separation process. However, we intend to produce more of our chemicals for our Resources segment at an on-site plant in the future, which we expect to significantly reduce our variable chemical costs for the segment.
Chemicals and Oxides
Comparative results for the Chemicals and Oxides segment were affected by the addition to our product mix of REO from our operations in Sillamäe, Estonia as a result of our acquisition of Molycorp Silmet on April 1, 2011. This segment did not have sales prior to April 1, 2011.
For the period from April 1, 2011 through December 31, 2011, our Chemicals and Oxides segment sold 1,177 mt of rare earth products at an average sales price of approximately $45.00 per kilogram for a total of $54.1 million. During the same period, costs of sales in this segment included $10.2 million of purchase price in excess of the carrying value that was allocated to inventory at the time of the acquisition, and a lower of cost or market inventory write-down of $2.8 million. Of the latter amount, $0.7 million related to inventory that was purchased from Resources at the time of the Molycorp Silmet acquisition and, as a result, was eliminated in consolidation.
Magnetic Materials and Alloys
Comparative results for the Magnetic Materials and Alloys segment were affected by the inclusion of neodymium and samarium magnet alloy and other specialty alloy products from the MMA acquisition we completed on April 15, 2011. This segment did not have sales prior to April 15, 2011.
For the period from April 15, 2011 through December 31, 2011, Magnetic Materials and Alloys segment sold rare earth alloys, custom and specialty alloys, high purity rare earth metals, and resale of other non-REO material totaling approximately 578 mt for a total of $56.8 million. As part of the acquisition of MMA, we entered into a rare earth products purchase and supply agreement with Santoku through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the purchase and supply agreement. Sales to Santoku under the terms of this agreement were $48.8 million from April 15, 2011 through December 31, 2011 and comprised 86% of total MMA sales.
During the fourth quarter of 2011, Magnetic Materials and Alloys recognized a lower of cost or market inventory write-down of $0.7 million reported in costs of sales. This adjustment related to inventory that was purchased from the Resources segment and, as a result, was eliminated in consolidation.

Rare Metals
Comparative results for the Rare Metals segment were affected by the addition to our product mix of niobium and tantalum from our acquisition of Molycorp Silmet on April 1, 2011. This segment did not have sales prior to April 1, 2011.
For the period from April 1, 2011 through December 31, 2011, our Rare Metals segment sold 260 mt of rare metals at an average sales price of approximately $178.00 per kilogram for a total of $46.3 million.
Selling, General and Administrative Expenses
Our consolidated selling, general and administrative expenses, including stock-based compensation, were $50.8 million and $45.2 million for the years ended December 31, 2011 and 2010, respectively. Beginning in the first quarter of 2010, we experienced a significant increase in professional fees primarily due to increasing our staffing as we prepared to start our expansion and modernization efforts at our Molycorp Mountain Pass facility in January 2011. Total start-up costs at the Molycorp Mountain Pass facility totaled $6.5 million in 2011. We have also experienced increased spending for accounting, information technology consulting and engineering services in 2011. For the year ended December 31, 2010, our consolidated selling, general and administrative expenses included stock-based compensation of $28.7 million, which related primarily to the conversion of incentive shares granted in 2009 into shares of restricted common stock in connection with the corporate reorganization and initial public offering on August 3, 2010. These converted shares had a total fair value of $31.3 million, the majority of which was recognized in 2010.
Corporate Development
Corporate development expenses were $5.9 million for the year ended December 31, 2011 and zero in 2010. This increase from the prior year was primarily related to the costs we incurred in connection with the acquisition of Molycorp Silmet and MMA in 2011.
Research and Development
Consolidated research and development expenses were $7.7 million for fiscal 2011, as compared to $2.3 million for the year ended December 31, 2010. The period over period increase was attributable primarily to our efforts to improve the efficiency of our REO processing operations, to develop new applications for individual REEs and to perform exploratory drilling. These expenses, which we anticipate to continue to increase in the future, albeit at a lower pace, consist primarily of salaries, outside labor, material and equipment.
Capital Expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $409.2 million and $38.5 million for the years ended December 31, 2011 and 2010, respectively. Most of the capitalized costs incurred during 2010 are related to our second pilot processing campaign, which commenced in April 2010. The majority of the capitalized costs for the year ended December 31, 2011 related to Project Phoenix at our Molycorp Mountain Pass facility.
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
As of December 31, 2011, Molycorp Silmet had a balance receivable from Traxys and affiliates of $2.1 million related to sales of tantalum metal of $3.2 million for the period from April 1, 2011 to December 31, 2011.
2013 Outlook
We expect our financial performance for the first half of 2013 is likely to be slightly weaker than the third and fourth quarters of 2012. This is due to typical seasonality resulting in slow global rare earth sales in the first quarter combined with the expectation that our Molycorp Mountain Pass facility will not achieve full-scale commercial production until mid-year 2013.
However, we expect global supply and demand for rare earth oxides will approach a healthier balance during 2013, and pricing within many key applications of rare earths will be beneficial to both customers and suppliers. Our 2013 demand forecasts are relatively robust for the following downstream markets: automotive catalysts, fluid cracking catalysts, and the automotive and small battery sectors. Weaker or negative near-term growth is forecast in the multi-layer ceramic capacitor, glass polishing, and NdFeB magnet sectors.
With regard to NdFeB magnets, we are cautiously optimistic about the potential for our new MQ2 magnetic materials product line, which has demonstrated a superior retention of magnetic flux at elevated temperatures without the need for additional dysprosium or terbium, relatively high-priced and scarce “heavy” rare earths.
Capital Investments
We expect total capital expenditures for the modernization and expansion efforts and certain other capital projects at our Molycorp Mountain Pass facility to total approximately $1.45 billion. This updated projection includes approximately $60 million of remaining discretionary expenditures required only to expand production beyond the initial planned annual run rate of 19,050 mt of REO, if and when market demand, product pricing, capital availability and financial returns will justify such production. This updated projection also includes estimated engineering, procurement and construction expenditures for correction of certain defective engineering work. We are pursuing legal actions to recoup certain costs arising from defective engineering work, including making claims against applicable insurance policies, although there can be no assurance that we will be able to recoup all or any portion of such costs.
Of the $1.45 billion projected capital expenditures for the modernization and expansion efforts and certain other capital projects at the Molycorp Mountain Pass facility, the total amount spent on a cash basis through December 31, 2012 was approximately $1.05 billion, excluding capitalized interest.
     As of December 31, 2012, we had available cash balances of $227.8 million and we expect to spend, in 2013, approximately $400 million to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at the Molycorp Mountain Pass facility, and approximately $50 million on other maintenance and expansion capital expenditures across all operating segments.
Given the combination of ramping up toward the initial planned annual run rate of 19,050 mt of REO at our Molycorp Mountain Pass facility and the current pricing environment of REEs, we anticipate significantly lower than expected revenue and cash flow for the first half of 2013. As a result, and as further detailed in Note 29 in Item 8 of this Annual Report on Form 10-K, we completed an additional financing in January 2013 to secure funding for our anticipated needs.
We expect to use the net proceeds of $414.2 million from the January 2013 convertible notes and common stock offerings to fund current capital needs. While the net proceeds these offerings will fund a substantial portion of our capital needs, the full funding of our planned capital expenditures continues to be dependent on (i) our cost estimates for capital expenditures being accurate, (ii) our ability to ramp up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without delays, (iii) market conditions remaining the same as we are currently experiencing without deterioration (we estimate that a 15% drop in market prices for all REEs would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $80 million and that a 15% drop in volumes would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $90 million) and that we are able to sell all our production at such prices, (iv) our anticipated production increases at our facilities beginning later in the first quarter of 2013 based on seasonality, (v) our ability to sell our entire production of REO and (vi) the absence of any payments on current and future contingent liabilities. If these assumptions prove incorrect, or the other factors described in "Risk Factors", included in Item 1A of this Annual Report on Form 10-K, occur, our estimates could prove incorrect and we may need additional financing. We believe the net proceeds from our January 2013 debt and equity offerings provide sufficient liquidity under our current business plan, but such proceeds may not be adequate should our estimates change.
Liquidity and Capital Resources
We expect to fund the remaining capital expenditures at our Molycorp Mountain Pass facility and other operating facilities, as well as working capital and other cash requirements, with our available cash balances of $227.8 million at December 31, 2012, the net proceeds of $414.2 million from the January 2013 common stock offering and convertible notes offering, anticipated future cash flow from operations at certain segments and potential proceeds from revolving credit facilities or certain equipment financing that we are currently pursuing in our normal process of properly managing our cash and working capital requirements.
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
Other cash uses include an additional contribution of approximately $3.4 million to IMJ completed in January 2013. We also anticipate making cash investments in other current and new ventures consistent with our vertical integration strategy totaling approximately $10.0 million in 2013.
Cash Used in Operating Activities
Net cash used in operating activities was $89.6 million during the year ended December 31, 2012, as compared to a positive cash flow from operations of $43.0 million in 2011. This change was primarily driven by lower sales prices combined with a significant increase in operating expenses, including corporate development costs associated with the Molycorp Canada acquisition and the loss of $37.5 million recognized upon settlement of the contingent forward contract described above.
Cash Used in Investing Activities
Net cash used in investing activities increased to $1.4 billion in 2012 as compared to $349.4 million for the year ended December 31, 2011. This increase was due primarily to our acquisition of Molycorp Canada, higher capital expenditures as part our modernization and expansion plan at the Molycorp Mountain Pass facility, our contributions to IMJ and the acquisition of exploration rights.
Cash from Financing Activities
Net cash provided from financing activities increased from $411.3 million during the year ended December 30, 2011 to $1.3 billion during the same period in 2012, due to the issuance of $650.0 million aggregate principal amount of our Senior Notes, Molymet's $390.2 million investment in our common stock, the issuance of $414.0 million aggregate principal amount of our 6.00% Convertible Notes, the issuance of 13,800,000 Primary Shares, and bank advances of $14.7 million. These cash inflows were partially offset by the repayment of $227.5 million aggregate principal amount of the Debentures acquired as part of the Molycorp Canada acquisition, including interest, the $11.4 million of preferred stock dividends that we paid in the year, $6.0 million of dividends paid to noncontrolling interests and $1.2 million of other short-term debt repayments.
Liquidity of Subsidiaries
Our total $227.8 million of cash and cash equivalents at December 31, 2012 is comprised of: 1) $30.3 million held by Molycorp Minerals, LLC; 2) $0.5 million held by Molycorp Silmet; 3) $4.3 million held by MMA; 4) $192.5 million held by Molycorp Canada; and 5) $0.2 million held by our sales office in Tokyo, Japan.
At December 31, 2012, our foreign operating subsidiaries held cash and cash equivalents in foreign countries as follows (in thousands):

China (including Hong Kong)	$95,387
Barbados	5,914
Canada	23,981
Japan	6,715
Germany	7,134
United Kingdom	2,168
Thailand	1,253
Korea	946
Singapore	675
Estonia	537
Total cash and cash equivalents in foreign countries	144,710

United States	83,080
Total cash and cash equivalents	$227,790
Approximately 25% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of our operations in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by short-term loans from Molycorp Minerals, LLC. At December 31, 2012, Molycorp Minerals, LLC advanced funds, in the form of interest bearing unsecured promissory notes, to Molycorp Canada for $117.5 million, Molycorp Silmet for $17.2 million, MMA for $3.0 million and our sales office in Tokyo, Japan for $0.3 million. These amounts include accrued interest. Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, capital expenditures and third-party debt service requirements.
Contractual Obligations
At December 31, 2012, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations(1)	$9,076	$3,017	$4,668	$1,391	$—
Purchase obligations and other commitments(2)	293,383	265,727	14,017	7,131	6,508
Employee obligations(3)	2,207	2,207	—	—	—
Asset retirement obligations(4)	34,766	1,993	7,780	393	24,600
Debt and capital lease obligations, including fixed interest payments	1,996,313	139,036	524,410	574,781	758,086
Total	$2,335,745	$411,980	$550,875	$583,696	$789,194

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.

Off-Balance Sheet Arrangements
As of December 31, 2012, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Critical Accounting Estimates
Business Combinations
We accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the we hold in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. In measuring fair value, we use estimates about future cash flows and discount rates. The assumptions and estimates with respect to determining the fair value of property, plant and equipment acquired generally require a high degree of judgment, and include estimates of plant utilization, product prices and discount rates. Changes in any of the assumptions or estimates used in determining the fair value of acquired assets and liabilities could significantly impact the amounts assigned to assets, liabilities and goodwill in the purchase price allocation.
Recoverability of Goodwill
On an annual basis and at interim periods when circumstances require, we test the recoverability of goodwill utilizing a two-step impairment analysis. Under this analysis, we initially compares the fair value of each identified reporting unit with the reporting unit's net book value. Our reporting units are determined either at the operating segment level or a component one level below the operating segment that constitutes a business for which our operating segment management generally review production and financial results of that reporting unit. To the extent that a reporting unit's fair value is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill allocated to that reporting unit. The implied fair value of goodwill is calculated by first allocating the fair value of the reporting unit to all of its assets and liabilities, including goodwill, and then computing the excess of the reporting unit's fair value over the amounts assigned to its assets and liabilities. To the extent that the carrying value of goodwill exceeds its implied fair value, we would recognize an impairment loss corresponding to such amount. The valuation methodology we utilize to fair value our reporting units is based on a discounted cash flow model, or income approach, in which expected future net cash flows, excluding any financing costs or dividends, are discounted to present value using an appropriate after-tax weighted average cost of capital, or discount factor. The income approach is dependent upon a number of significant estimates we make about future performance including sales volumes and average sales prices for our products, production costs, income taxes, capital expenditures, working capital changes, foreign exchange rates and the after-tax weighted average cost of capital. All of the assumptions we use in our evaluation of recoverability of goodwill relate to future events and circumstances. The actual results may vary and may cause significant adjustments to our assets in future periods. In most cases, determining the applicable discount rate involves estimating the appropriate adjustment to market risk and the appropriate adjustment to asset-specific risk factors.
As of December 31, 2012, we had goodwill of $239.7 million, net of an impairment of approximately $258.3 million that we recognized in the fourth quarter of 2012. Circumstances that negatively affected our fair value estimate of the reporting units where goodwill was impaired included: longer than anticipated soft pricing environment for rare earths and certain rare metals; loss of some end-markets due to 2011 rare earths high prices not returning as quickly as anticipated; stalled growth for some new bonded magnet applications due to peak in neodymium prices in 2011; and delays in ramping up our Molycorp Mountain Pass facility that deferred our ability to enter into longer-term contracts. The goodwill impaired were substantially derived from the Molycorp Canada acquisition. The future occurrence of potential indicators of impairment affecting any of our reporting units could result in further goodwill impairment charges, which could adversely impact our net results of operations.
Recoverability of Long-Lived Amortizable Assets
Long-lived assets such as property, plant, and equipment, mineral properties and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is considered to exist if the total undiscounted future cash flows expected from the use of the asset or group of assets are less than its carrying amount. An impairment loss, if any, is recorded for the excess of the asset's or group of assets' carrying value over its fair value, as determined by a valuation technique appropriate to the given circumstances. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.
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
The recoverability of the carrying value of our mineral properties is dependent upon the successful development and commercial production of our mineral deposit and the related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. The determination of our proven and probable reserves is based on extensive drilling, sampling, mine modeling, and the economic feasibility of accessing the reserves. Assessing the economic feasibility requires certain estimates, including the prices of REO to be produced and processing recovery rates, as well as operating and capital costs. The estimates are based on information available at the time the reserves are calculated.
In the fourth quarter of 2012, we recognized an impairment of $6.0 million related to some patents that were recorded under the Magnetic Materials and Alloys segment, and a total $5.9 million impairment of long-lived tangible assets, $3.8 million of which related to the Resources segment and $2.0 million to the Rare Metals segment. Circumstances leading to the impairment of the patents, which were acquired as part of the Molycorp Canada acquisition, included lower margins forecast due to their expiration in 2014. The impairment of long-lived tangible assets was associated with our decision to replace rather than refurbish those assets. Although we believe the carrying values of all other long-lived assets were realizable as of December 31, 2012, future events could cause us to conclude otherwise.
Inventory
Inventories consist of raw materials, work in process, finished goods, stockpiles of bastnasite concentrate and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value. Inventory expected to be sold in the next twelve-month period is classified as a current asset in the consolidated balance sheet.
Write-downs of inventory to estimated net realizable value are charged to costs of sales. Many factors influence the market prices for REO and, in the absence of established prices contained in customer contracts, we use Metal-Pages and Asian Metal as an independent pricing sources to evaluate market prices for REO at the end of each quarter. Metal-Pages and Asian Metal are widely recognized pricing sources within our industry, which collects and summarizes data from rare earth producers in China and Europe. We make appropriate modifications to the Metal-Pages and Asian Metal prices, when applicable, to account for differences between the REO grade of our inventory and the REO grade assumed in the corresponding publisher's price.
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
We evaluate our stockpiled concentrates each quarter and recognize write-downs as necessary to adjust the carrying value to estimated net realizable value. Our analysis utilizes current market prices from Metal-Pages and Asian Metal and estimated costs to complete the processing of our concentrates to REO. Costs associated with the processing of concentrates through our facilities are based on internal and external engineering estimates and primarily include labor and benefits, utilities, chemicals, operating supplies, maintenance, depreciation and amortization and plant overhead expenses.
We believe that adequate write-downs of inventory have been made in the consolidated financial statements, our core business is subject to changes in foreign policies and internationally accepted metal prices which may cause selling prices to change rapidly.
Income Taxes
We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and we review it each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that a valuation allowance of $20.6 million is required as of December 31, 2012 and no valuation allowance was required as of December 31, 2011.
We review our deferred tax assets and liabilities each reporting period using the enacted tax rate expected to apply to taxable income for the period in which the deferred tax asset or liability is expected to be realized. The statutory income tax rates that are applied to the current and deferred income tax calculations are significantly impacted by the jurisdictions in which we conduct business. Changes in jurisdiction income tax rates and apportionment laws may result in changes in the calculation of our current and deferred income taxes. The effects of any changes are recorded in the period of enactment and can increase or decrease the net deferred tax assets and liabilities on the balance sheet.
Asset Retirement Obligation
Our asset retirement obligations, or ARO, arise from our San Bernardino County conditional use permit, approved mining plan and federal, state and local laws and regulations, which establish reclamation and closure standards for all aspects of our surface mining operation. Comprehensive environmental protection and reclamation standards require that we, upon closure of our Molycorp Mountain Pass facility, restore the property in accordance with an approved reclamation plan issued in conjunction with our conditional use permit.
Our ARO are recorded initially at fair value, or the amount at which we estimate we could transfer our future reclamation obligations to informed and willing third parties. We use estimates of future third party costs to arrive at the ARO because the fair value of such costs generally reflects a profit component. It has been our practice, and we anticipate it will continue to be our practice, to perform a substantial portion of the reclamation work using internal resources. Hence, the estimated costs used in determining the carrying amount of our ARO may exceed the amounts that are eventually paid for reclamation costs if the reclamation work were performed using internal resources.
To determine our ARO, we calculate the present value of the estimated future reclamation cash flows based upon our permit requirements, which is based upon the approved mining plan, estimates of future reclamation costs and assumptions regarding the useful life of the asset to be remediated. These cash flow estimates are discounted on a credit-adjusted, risk-free interest rate based on U.S. Treasury bonds with a maturity similar to the expected life of the asset.
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
Mineral Properties and Development Costs
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. We deplete mineral properties using the units of production method over estimated proven and probable reserves. Proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined, and are estimated based on information available at the time the reserves are calculated. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of REO will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Reserve estimates may require revisions based on actual production experience. Market price fluctuations of REO, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standard Board ("FASB") issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. In accordance this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and record an impairment charge, if any.
The update is effective for annual and interim period impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption of this updated guidance to have a significant impact on our financial statements.

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
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others: our ability to successfully integrate Molycorp Canada into our operations; our ability to achieve fully the strategic and financial objectives related to our acquisition of Molycorp Canada, including the acquisition’s impact on our financial condition and results of operations; and unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Molycorp Canada.
Additional risk factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to:

•	the potential need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital;

•
our ability to complete our planned capital projects, such as our modernization and expansion efforts, including the achievement of an annual run rate of 19,050 mt of REO at our Molycorp Mountain Pass facility, and reach full planned production of REO and other planned downstream products, in each case within the projected time frame;

•
the success of our cost mitigation efforts in connection with our modernization and expansion efforts at the Molycorp Mountain Pass facility, which if unsuccessful, might cause our costs to exceed budget;

•	the final costs of our planned capital projects which may differ from estimated costs;

•	market conditions, including prices and demand for our products;

•	our ability to control our working capital needs;

•	our ability to successfully integrate Molycorp Canada with our operations;

•
our ability to achieve fully the strategic and financial objectives related to the acquisition of Molycorp Canada, including the acquisition’s impact on our financial condition and results of operations;

•	unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Molycorp Canada;

•	risks and uncertainties associated with intangible assets, including any future goodwill impairment charges;

•	the rate of exchange of the U.S. dollar to the Canadian dollar, the Japanese yen, the Chinese Renminbi and the euro;

•	new products pricing and the competitive environment for these new products;

•	unexpected actions of domestic and foreign governments;

•	various events which could disrupt operations, including natural events and other risks;

•	uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production;

•
uncertainties related to feasibility studies that provide estimates of expected or anticipated costs, expenditures and economic returns, REO prices, production costs and other expenses for operations, which are subject to fluctuation;

•	uncertainties regarding global supply and demand for rare earths materials;

•	uncertainties regarding the results of our exploratory drilling programs;

•	our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships;

•	our sintered NdFeB rare earth magnet joint venture’s ability to successfully manufacture magnets within its expected timeframe;

•	our ability to successfully integrate other acquired businesses;

•	our ability to maintain appropriate relations with unions and employees;

•	our ability to successfully implement our vertical integration strategy;

•
environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us; and

•	uncertainties associated with unanticipated geological conditions related to mining; and

•	the outcome of the stockholder class action litigation, derivative litigation and the SEC investigation, including any actions taken by government agencies in connection therewith.
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
Interest Rate Risk
Our exposure to the interest rate risk as a result of our total variable interest debt, which totaled $43.4 million at December 31, 2012, would result in an approximately $0.4 million annual increase/decrease in interest rate expense for every 100 basis point increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.
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
We are also exposed to fluctuations of the U.S. dollar against the Japanese Yen as it pertains to our investment in IMJ. We will contribute, upon achievement of certain milestones and subject to our Board of Directors' approval, Japanese Yen, or JPY 300 million (or approximately $3.4 million based on the JPY/ U.S. dollar exchange rate at December 31, 2012) in cash in exchange of ordinary shares of the joint venture in 2013. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Molycorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and cash flows present fairly, in all material respects, the financial position of Molycorp, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
As described in “Item 9A - Management's annual report on internal control over financial reporting”, management has excluded Molycorp Minerals Canada ULC from its assessment of internal control over financial reporting as of December 31, 2012, because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Molycorp Minerals Canada ULC from our audit of internal control over financial reporting. Molycorp Minerals Canada ULC is a wholly-owned subsidiary whose total assets and total revenues, on a combined basis, represent 40% and 58%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 17, 2013

MOLYCORP, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	At December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$227,790	$418,855
Trade accounts receivable, net (Note 2)	52,430	70,679
Inventory (Note 5)	287,376	111,943
Deferred charges (Note 15)	9,412	7,318
Deferred tax assets (Note 15)	9,789	—
Income tax receivable	25,087	10,514
Prepaid expenses and other current assets	21,794	19,735
Total current assets	633,678	639,044
Non-current assets:
Deposits (Note 6)	26,769	23,286
Property, plant and equipment, net (Note 7)	1,544,304	561,628
Inventory (Note 5)	26,096	4,362
Intangible assets, net (Note 9)	450,938	3,072
Investments	65,126	20,000
Deferred tax assets (Note 15)	1,083	—
Goodwill (Note 9)	239,742	3,432
Other non-current assets	6,972	301
Total non-current assets	2,361,030	616,081
Total assets	$2,994,708	$1,255,125

	At December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$241,994	$161,587
Accrued expenses (Note 12)	59,013	12,898
Income tax payable	15,267	—
Deferred tax liabilities (Note 15)	—	1,356
Debt and capital lease obligations (Note 14)	39,604	1,516
Other current liabilities	3,539	1,266
Total current liabilities	359,417	178,623
Non-current liabilities:
Asset retirement obligation (Note 13)	18,586	15,145
Deferred tax liabilities (Note 15)	166,215	18,899
Debt and capital lease obligations (Note 14)	1,188,832	196,545
Derivative liability (Note 25)	7,816	—
Pension liabilities (Note 26)	3,292	—
Other non-current liabilities	2,659	683
Total non-current liabilities	1,387,400	231,272
Total liabilities	$1,746,817	$409,895
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at December 31, 2012 (Note 16)	139	84
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2012 (Note 16)	2	2
Additional paid-in capital	1,680,838	838,547
Accumulated other comprehensive loss	(9,433)	(8,481)
(Deficit) retained earnings	(434,476)	15,078
Total Molycorp stockholders’ equity	1,237,070	845,230
Noncontrolling interests	10,821	—
Total stockholders’ equity	1,247,891	845,230
Total liabilities and stockholders’ equity	$2,994,708	$1,255,125

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues	$528,910	$396,831	$35,157
Costs of sales:
Costs excluding depreciation and amortization	(480,655)	(164,351)	(28,797)
Depreciation and amortization	(30,910)	(13,539)	(5,694)
Gross profit	17,345	218,941	666
Operating expenses:
Selling, general and administrative	(113,669)	(50,757)	(45,175)
Corporate development	(19,796)	(5,912)	—
Depreciation, amortization and accretion	(22,215)	(1,688)	(1,231)
Research and development	(27,796)	(7,718)	(2,338)
Impairment of goodwill and other long-lived assets	(270,140)	—	(3,100)
Operating (loss) income	(436,271)	152,866	(51,178)
Other (expense) income:
Other (expense) income	(38,798)	(153)	155
Foreign exchange gain (loss), net	2,872	(5,415)	—
Interest (expense) income, net of capitalized interest	(22,116)	(388)	249
	(58,042)	(5,956)	404
(Loss) income before income taxes and equity earnings	(494,313)	146,910	(50,774)
Income tax benefit (expense)	54,075	(28,576)	—
Equity in results of affiliates	(3,490)	—	—
Net (loss) income	(443,728)	118,334	(50,774)
Net income attributable to noncontrolling interest	(5,826)	(808)	—
Net (loss) income attributable to Molycorp stockholders	$(449,554)	$117,526	$(50,774)

Net (loss) income	$(443,728)	$118,334	$(50,774)
Other comprehensive income:
Foreign currency translation adjustments	(952)	(8,481)	—
Comprehensive (loss) income	$(444,680)	$109,853	$(50,774)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(438,854)	109,468	(50,774)
Noncontrolling interest	(5,826)	385	—
	$(444,680)	$109,853	$(50,774)
(Loss) income per share of common stock (Note 17):
Basic	$(4.31)	$1.29	$(0.81)
Diluted	$(4.31)	$1.27	$(0.81)

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$
Balance at December 31, 2009	44,998,185	$45	—	$—	—	$—	$117,231	$—	$(42,661)	$74,615	$—	$74,615
Issuance of shares	5,767,670	6	—	—	—	—	14,994	—	—	15,000	—	15,000
Exercise of employee options	126,405	—	—	—	—	—	300	—	—	300	—	300
Conversion of Class A common stock to common stock in conjunction with the initial public offering on August 3, 2010	(50,892,260)	(51)	50,892,260	51	—	—	—	—	—	—	—	—
Sale of shares of common stock at $14.00 per share in initial public offering on August 3, 2010, net of underwriting fees and other offering costs of $29.2 million		—	29,128,700	29	—	—	378,604	—	—	378,633	—	378,633
Conversion of Class B common stock to common stock in conjunction with the initial public offering on August 3, 2010		—	2,232,740	2	—	—	28,661	—	—	28,663	—	28,663
Stock-based compensation		—	37,500	—	—	—	76	—	—	76	—	76
Net loss		—	—	—	—	—	—	—	(50,774)	(50,774)	—	(50,774)
Balance at December 31, 2010	—	$—	82,291,200	$82	—	$—	$539,866	$—	$(93,435)	$446,513	$—	$446,513
Sale of Series A mandatory convertible preferred stock at $100.00 per share, net of underwriting fees and other offering costs	—	—	—	—	2,070,000	2	199,640	—	—	199,642	—	199,642
Stock-based compensation	—	—	11,424	—	—	—	4,671	—	—	4,671	—	4,671
Issuance of shares for interest in Molycorp Silmet	—	—	1,593,419	2	—	—	72,653	—	—	72,655	8,820	81,475
Component of convertible debt	—	—	—	—	—	—	36,227	—	—	36,227	—	36,227
Deferred taxes on component of convertible debt	—	—	—	—	—	—	(14,138)	—	—	(14,138)	—	(14,138)
Net income	—	—	—	—	—	—	—	—	117,526	117,526	808	118,334
Preferred dividends	—	—	—	—	—	—	—	—	(9,013)	(9,013)	—	(9,013)
Other comprehensive loss	—	—	—	—	—	—	—	(8,058)	—	(8,058)	(423)	(8,481)
Acquisition of noncontrolling interests	—	—	—	—	—	—	(372)	(423)	—	(795)	(9,205)	(10,000)
Balance at December 31, 2011	—	$—	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230

	Class A Common Stock		Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$

Stock-based compensation (Note 18)	—	—	3,740	—	—	—	3,434	—	—	3,434	—	3,434
Issuance of shares for investment from Molymet, net of stock issuance costs (Note 16)	—	—	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Issuance of shares for interest in Molycorp Canada (Note 16)	—	—	13,885,622	14	—	—	284,130	—	—	284,144	15,761	299,905
Issuance of shares for acquisition of exploration rights (Note 8)	—	—	788,410	1	—	—	7,999	—	—	8,000	—	8,000
Component of convertible debt (Note 14)	—	—	—	—	—	—	71,801	—	—	71,801	—	71,801
Deferred taxes on component of convertible debt	—	—	—	—	—	—	(27,106)	—	—	(27,106)	—	(27,106)
Issuance of shares for conversion of Debentures (Note 14)	—	—	99,723	—	—	—	1,421	—	—	1,421	—	1,421
Issuance of Primary Shares (Note 16)	—	—	13,800,000	14	—	—	132,116	—	—	132,130	—	132,130
Issuance of Borrowed Shares (Note 16)	—	—	13,800,000	14	—	—	11	—	—	25	—	25
Net (loss) income	—	—	—	—	—	—	—	—	(449,554)	(449,554)	5,826	(443,728)
Preferred dividends	—	—	—	—	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,977)	(5,977)
Acquisition of noncontrolling interests	—	—	—	—	—	—	(10,211)	—	—	(10,211)	(4,789)	(15,000)
Other comprehensive loss	—	—	—	—	—	—	—	(952)	—	(952)	—	(952)
Balance at December 31, 2012	—	$—	138,773,538	$139	2,070,000	$2	$1,680,838	$(9,433)	$(434,476)	$1,237,070	$10,821	$1,247,891

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(443,728)	$118,334	$(50,774)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization and accretion	53,125	15,227	6,927
Deferred income tax benefit	(23,563)	2,924	—
Inventory write-downs	83,039	3,776	3,473
Release of inventory step-up value	24,729	10,200	—
Impairment of goodwill	258,278	—	—
Impairment of other long-lived assets	11,862	—	—
Stock-based compensation expense	3,434	4,671	28,739
Amortization of debt discount	2,544	674	—
Allowance for doubtful accounts	2,556	—	—
Foreign exchange loss	1,988	5,415	—
Other operating adjustments	(4,019)	1,933	3,055
Net change in operating assets and liabilities (Note 22)	(59,880)	(120,189)	(20,137)
Net cash (used in) provided by operating activities	(89,635)	42,965	(28,717)
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(591,011)	(30,023)	—
Investment in joint ventures	(33,044)	—	—
Deposits	(3,999)	2,897	(26,200)
Cash paid to acquire non-marketable securities	—	(20,000)	—
Capital expenditures	(791,469)	(302,180)	(33,129)
Acquisition of exploration rights	(8,167)	—	—
Other investing activities	4,761	(84)	(102)
Net cash used in investing activities	(1,422,929)	(349,390)	(59,431)
Cash flows from financing activities:
Capital contributions	390,093	—	15,000
Repayments of short-term borrowings—related party	—	(3,150)	(1,107)
Repayments of debt	(228,708)	(4,428)	—
Net proceeds from sale of preferred stock	—	199,642	—
Net proceeds from sale of common stock	132,130	—	378,633
Issuance of 10% Senior Secured Notes	635,373	—	—
Issuance of 6.00% Convertible Notes	395,712	—	—
Issuance of 3.25% Convertible Notes	—	223,100	—
Payments of preferred dividends	(11,385)	(9,015)	—
Dividend paid to noncontrolling interests	(5,977)	—	—
Proceeds from debt	14,699	5,131	—
Proceeds from short-term borrowings—related party	—	—	5,008
Other financing activities	(1,554)	—	115
Net cash provided by financing activities	1,320,383	411,280	397,649
Effect of exchange rate changes on cash	1,116	(2,430)	—
Net change in cash and cash equivalents	(191,065)	102,425	309,501
Cash and cash equivalents at beginning of the period	418,855	316,430	6,929
Cash and cash equivalents at end of period	$227,790	$418,855	$316,430

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Notes to Consolidated Financial Statements
December 31, 2012

(1)	Company Background

Molycorp, Inc. (“Molycorp” or the “Company”) is one of the world's leading global rare earth companies, and the only one that operates a vertically integrated, global supply chain that combines a world-class rare earth resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium.

The Company's vertically integrated, global manufacturing supply chain is comprised of a workforce of approximately 2,700 scientists, engineers, chemists, technologists, and highly skilled workers in 27 locations across 11 countries. Molycorp's vertical integration allows it to operate multiple product supply chains, serves as a highly reliable supplier of advanced rare earth and rare metal materials, and provides price visibility to customers worldwide.

(2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company's consolidated financial statements, in accordance with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions.

Significant estimates made by management in the accompanying financial statements include: the collectability of accounts receivable; the recoverability of inventory; the useful lives and recoverability of long-lived assets such as property, plant and equipment, capital leases, intangible assets, including goodwill, and investments; determination of uncertain tax positions; the fair values of assets acquired and liabilities assumed from business combinations; and the adequacy of the asset retirement obligation.

Basis of Presentation
The consolidated financial statements include the accounts of Molycorp and its majority-owned subsidiaries where it exerts control. Investments in which Molycorp does not have control and is not considered to be the primary beneficiary of a variable interest entity, but it exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. All other investments are accounted for using the cost method of accounting. All intercompany balances and transactions are eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect results of operations.

Revenues and Costs of Sales
Revenues are recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have been transferred to the customer, which is generally when title passes, the selling price is fixed or determinable, and collection is reasonably assured. Title generally passes upon shipment of product from the Company’s production facilities. Prices are generally set at the time of, or prior to, shipment. Transportation and distribution costs are incurred only on sales for which the Company is responsible for delivering the product.
Costs of sales include costs of production and write downs to the extent of inventory costs in excess of net realizable value. Primary production costs include labor, raw materials, depreciation, supplies, maintenance costs and plant overhead.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. At December 31, 2012 and 2011, the allowance for doubtful accounts was $2.6 million and $0, respectively.

Inventories
Inventories consist of stockpiles of bastnasite concentrate, raw materials, work in process, finished goods and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value, and includes all expenses directly attributable to the manufacturing process as well as portions of production overheads, which are based on normal operating capacity. Inventories expected to be used and sold beyond a twelve-month period are classified as a non-current asset in the consolidated balance sheets. The Company evaluates the carrying value of materials and supply inventories each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary. Write-downs of inventory to estimated net realizable value are charged to costs of sales.

Property, Plant and Equipment
Property, plant and equipment obtained from business acquisitions are recorded at their estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment, and improvements that extend the useful life or functionality of the asset, are recorded at their cost of acquisition or construction. Depreciation on plant and equipment is provided using the straight-line method over their estimated useful lives (buildings and improvements - generally 4 to 40 years; plant and equipment - 2 to 15 years). As no finite useful life for land can be determined, related carrying amounts are not depreciated. Maintenance costs are expensed as incurred.
Construction in progress is recognized for costs directly attributable to the construction or development of long-term tangible assets. These costs may include: labor and employee benefits associated with the construction of the asset; site preparation; permitting; engineering; installation and assembly; procurement; insurance; legal; commissioning; and interest on borrowings to finance the construction of the asset. Construction in progress is not depreciated until the asset built is put into service.
Gains or losses arising on the disposal of property, plant and equipment are determined as the difference between the proceeds from disposal and the carrying amount of the asset, and are recognized in the consolidated statements of operations within other income or expense.

Mineral Properties and Development Costs
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company depletes mineral properties using the units of production method over estimated proven and probable reserves. Proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined, and are estimated based on information available at the time the reserves are calculated. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of rare earth oxides ("REO") will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Reserve estimates may require revisions based on actual production experience. Market price fluctuations of REO, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. The Company began depleting mineral properties in 2012 using the units of production method over estimated proven and probable reserves. Depletion costs are recorded as part of work-in-process inventory.

Intangible Assets
Intangible assets consist primarily of customer relationships, Chinese rare earth quotas, patents, Chinese land use rights and both indefinite-lived and finite-lived trade names. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives determined as of the asset acquisition date or based on the legal terms of internally-developed patents. Useful lives of the Company's finite-lived intangible assets range from 2 to 16 years for customer relationships, Chinese rare earth quotas, patents and trade name, and 50 years for Chinese land use rights.

Recoverability of Long-Lived Amortizable Assets
Long-lived assets such as property, plant, and equipment, mineral properties and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is considered to exist if the total undiscounted future cash flows expected from the use of the asset or group of assets are less than its carrying amount. An impairment loss, if any, is recorded for the excess of the asset's or group of assets' carrying value over its fair value, as determined by a valuation technique appropriate to the given circumstances.
In the fourth quarter of 2012, the Company recognized an impairment of $6.0 million related to some patents that were recorded under the Magnetic Materials and Alloys segment, and a total $5.9 million impairment of long-lived tangible assets, $3.8 million of which related to the Resources segment and $2.0 million to the Rare Metals segment. See Note 7 and Note 9 for further details. There were no events or changes in circumstances indicating that the carrying amount of the Company’s other long-lived amortizable assets as of December 31, 2012 may not be recoverable.

Recoverability of Goodwill
The Company assigns goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill utilizing a two-step impairment analysis. Under this analysis, the Company initially compares the fair value of each identified reporting unit with the reporting unit's net book value. The Company's reporting units are determined either at the operating segment level or a component one level below the operating segment that constitutes a business for which the operating segment management generally reviews production and financial results of that reporting unit. To the extent that a reporting unit's fair value is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill allocated to that reporting unit. The implied fair value of goodwill is calculated by first allocating the fair value of the reporting unit to all of its assets and liabilities, including goodwill, and then computing the excess of the reporting unit's fair value over the amounts assigned to its assets and liabilities. To the extent that the carrying value of goodwill exceeds its implied fair value, the Company would recognize an impairment loss corresponding to such amount. The valuation methodology utilized to fair value the Company's reporting units is based on a discounted cash flow model, or income approach, in which expected future net cash flows, excluding any financing costs or dividends, are discounted to present value using an appropriate after-tax weighted average cost of capital, or discount factor. The income approach is dependent upon a number of significant management estimates about future performance including sales volumes and average sales prices for our products, production costs, income taxes, capital expenditures, working capital changes, foreign exchange rates and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of the Company's reporting units. Discount factors are determined individually for each reporting unit to reflect its respective risk profile as assessed by the Company's management.
The Company recorded a total goodwill impairment charge of approximately $258.3 million in the fourth quarter of 2012. See Note 9 for further details.

Investments
Investments in common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over their operating and financial policies, has presumed by an ownership share greater than 20% but lower than 50%, are accounted for by the equity method. Under this method of accounting, the Company's proportional shares of net assets and results of operations of the investee or affiliate are included in the Company's consolidated financial statements. All subsequent changes to the Company's share of interest in the equity of the affiliate are recognized in the carrying amount of the investment. Changes resulting from the net income or loss generated by the affiliate are reported within "Equity in results of affiliate" in the consolidated statements of operations and comprehensive income. Equity method investments are reviewed periodically for other-than-temporary decline in value.
    The Company accounts for investments in non-marketable equity securities for which it does not have the ability to exercise significant influence over the investee’s operations and financial policies under the cost method of accounting. Cost method investments are carried at cost and are subject to other-than-temporary impairment assessments.

Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets. The Company expenses all costs as incurred related to an acquisition under “Corporate development” in the consolidated statement of operations and comprehensive income.

Asset Retirement Obligation
The Company accounts for reclamation costs, along with other costs related to the closure of the Molycorp Mountain Pass facility, in accordance with ASC 410-20, Asset Retirement Obligations. This standard requires the Company to recognize asset retirement obligations at estimated fair value in the period in which the obligation is incurred. Events that trigger the recognition of asset retirement obligations include land disturbance and construction of properties for which there is a legal obligation, as determined by the local environmental authorities, to demolish the facilities and/or to restore the land disturbance to its original status at the end of the life of the mine plan at the Molycorp Mountain Pass facility. The liability is initially measured at fair value using a discounted cash flow model, and is subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The asset retirement cost is capitalized as part of the carrying amount of the related long-lived assets and is depreciated over the assets’ remaining useful lives.

Income Taxes
The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and we review it each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that a valuation allowance of $20.6 million is required as of December 31, 2012 and no valuation allowance was required as of December 31, 2011.
We review our deferred tax assets and liabilities each reporting period using the enacted tax rate expected to apply to taxable income for the period in which the deferred tax asset or liability is expected to be realized. The statutory income tax rates that are applied to the current and deferred income tax calculations are significantly impacted by the jurisdictions in which we conduct business. Changes in jurisdiction income tax rates and apportionment laws may result in changes in the calculation of our current and deferred income taxes. The effects of any changes are recorded in the period of enactment and can increase or decrease the net deferred tax assets and liabilities on the balance sheet.

Foreign Currency
The functional currency of the majority of the Company's operations is the U.S. dollar. Assets and liabilities recorded in functional currencies other than U.S. dollars are translated at the spot rate in effect at the applicable reporting date; revenues and expenses in foreign currencies are translated at actual exchange rates for significant transactions or at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of "Accumulated other comprehensive income (loss)" in the consolidated statement of stockholders’ equity. The effect of exchange rates on cash balances held in foreign currencies are separately reported in the Company’s consolidated statements of cash flows.
Transactions denominated in currencies other than the applicable functional currency are recorded based on exchange rates at the time such transactions occur. Changes in exchange rates associated with amounts recorded in the Company’s consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected under "Foreign exchange gains (losses), net" in the consolidated statements of operations and comprehensive income.

Comprehensive Income (Loss)
The Company presents comprehensive income (loss) in two separate, but consecutive statements. In addition to "Net income (loss)", "Comprehensive income (loss)" includes all changes in equity during a period, such as foreign currency translation adjustments. A gain of $0.2 million and a loss of approximately $2.7 million from the translation of intercompany balances are included in the foreign currency translation adjustments amounts for 2012 and 2011, respectively.

Earnings (Loss) per Share
Basic earnings per share is computed by dividing the Company’s net income attributable to its stockholders, reduced by cumulative undeclared and paid dividends on preferred stock, by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the

“treasury stock method” and “if-converted method,” as applicable, are used. Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and nonvested shares, such as restricted stock, are deemed options for purposes of computing diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. Also under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share.

Fair Value Measurements
For assets and liabilities that are required under GAAP to be measured at fair value on a recurring and nonrecurring basis, the Company refers to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad levels:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 - Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.
The fair value of many of the Company's financial instruments, including cash and cash equivalents, trade accounts receivables, trade accounts payable and accrued expenses approximate the amounts recorded in the balance sheet because of the relatively short-term nature of these financial instruments. Fixed rate notes are carried at their original issuance values as adjusted over time to accrete that value to the principal amount.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standard Board ("FASB") issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. In accordance this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and record an impairment charge, if any.
The update is effective for annual and interim period impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this updated guidance to have a significant impact on its financial statements.

(3)	Liquidity and Capital Requirements
Total capital expenditures for the modernization and expansion efforts and certain other capital projects at the Molycorp Mountain Pass facility are expected to total approximately $1.45 billion. This updated projection includes approximately $60 million of the remaining discretionary expenditures required only to expand production beyond the initial planned annual run rate of 19,050 mt of REO, if and when market demand, product pricing, capital availability and financial returns will justify such production. This updated projection also includes estimated engineering, procurement and construction expenditures for correction of certain defective engineering work. The Company is pursuing legal actions to recoup certain costs arising from defective engineering work, including making claims against applicable insurance policies, although there can be no assurance that the Company will be able to recoup all or any portion of such costs.
Of the $1.45 billion projected capital expenditures and certain other capital projects at the Molycorp Mountain Pass facility, the total amount the Company had spent on a cash basis through December 31, 2012 was approximately $1.05 billion, excluding capitalized interest.
     As of December 31, 2012, the Company had available cash balances of $227.8 million and it will need to spend, in 2013, approximately $400 million to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at the Molycorp Mountain Pass facility, and approximately $50 million on other maintenance and expansion capital expenditures across all operating segments.
Given the combination of ramping up toward the initial planned run rate of 19,050 mt of REO per year at the Molycorp Mountain Pass facility and the current pricing environment of rare earth elements ("REEs"), the Company anticipates significantly lower than previously expected revenue and cash flow for the first half of 2013. As a result, and as further detailed in Note 29, the Company completed an additional financing in January 2013 to secure funding for its anticipated needs.
The Company expects to use the total net proceeds of $414.2 million from its January 2013 convertible notes and common stock offerings to fund current capital needs. While these offerings will fund a substantial portion of these capital needs, the full funding of the Company's planned capital expenditures continues to be dependent on (i) its cost estimates for capital expenditures being accurate, (ii) its ability to ramp up run rates at its Molycorp Mountain Pass facility pursuant to its expectations without delays, (iii) market conditions remaining the same as it is currently experiencing without deterioration (the Company estimates that a 15% drop in market prices for all REEs would reduce its estimated consolidated cash balance as of December 31, 2013 by approximately $80 million and that a 15% drop in volumes would reduce its estimated consolidated cash balance as of December 31, 2013 by approximately $90 million) and that it is able to sell all its production at such prices, (iv) its anticipated production increases at its facilities beginning later in the first quarter of 2013 based on seasonality, (vi) its ability to sell its entire production of REO and (vii) the absence of any payments on current and future contingent liabilities. If these assumptions prove inaccurate, its estimates could prove incorrect and it may need additional financing. The Company believes the net proceeds from its January 2013 debt and equity offerings provide sufficient liquidity under its current business plan, but such proceeds may not be adequate should its estimates change.

(4)	Segment Information
In the third quarter of 2012, management reorganized the Company's operations into four new reportable segments to better reflect its primary activities as a global rare earth and magnetic products enterprise: Resources; Chemicals and Oxides; Magnetic Materials and Alloys; and Rare Metals. The new composition of the Company's reportable segments is based on a combination of product lines and technologies aligned with its current strategy.

The Resources segment includes the Company's operations at its Molycorp Mountain Pass facility where it conducts rare earth minerals extraction to produce: rare earth concentrates; REO, including lanthanum, cerium, neodymium, praseodymium and yttrium; heavy rare earth elements, such as samarium, europium, gadolinium, terbium, dysprosium, and others; and SorbXTM, a line of proprietary rare earth-based water treatment products.

The Chemicals and Oxides segment includes: production of REO at the Company's operations in Sillamäe, Estonia ("Molycorp Silmet"); heavy rare earths from the Company's facilities in Jiangyin, Jiangsu Province, China; and production of REO, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Company's facilities in Zibo, Shandong Province, China. Rare earths products and zirconium-based engineered products are primarily supplied to the automotive catalyst, electronics, ceramic, clean technology and glass industries.

The Magnetic Materials and Alloys segment includes: the production of NdFeB magnet powders ("Neo Powders™") through Molycorp's wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand, under the Molycorp Magnequench brand. Neo Powders™ are used to make bonded magnets for a variety of electronic and mechanical products such as micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. This reporting segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at Molycorp Metals and Alloys ("MMA") in Tolleson, Arizona.

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

The asset retirement obligation is recognized only within the Resources segment. In addition, the annual profit earned from the Estonian operations are not taxed. In accordance with the Estonian Income Tax Act, only distribution of annual profit is subject to income tax in Estonia. Intersegment sales and transfers are based on similar arms-length transactions with third parties at the time of the sale.
    Some of the information under Chemicals and Oxides, Magnetic Materials and Alloys and Rare Metals for the year ended December 31, 2012 is actually for the period from June 12, 2012 (following the acquisition of Neo Material Technologies Inc., formerly referred to as "Neo" or "Neo Materials" and now Molycorp Minerals Canada ULC or "Molycorp Canada") through December 31, 2012.

In 2011, the basis of segmentation of the Company's activities was the location of its operations. As a result of the changes in the composition of the Company's reportable segments discussed above, the prior period reporting segments presentation has been revised for comparative purposes. Some of the information under Chemicals and Oxides and Rare Metals for the year ended December 31, 2011 is actually for the period from April 1, 2011 (the beginning of the reporting period of Molycorp Silmet) through December 31, 2011. The information under Magnetic Materials and Alloys for the year ended December 31, 2011 is actually for the period from April 15, 2011(the beginning of the reporting period of MMA) through December 31, 2011. The Rare Metal segment in 2011 includes only rare metals production from Molycorp Silmet.

Prior to 2011, there was only one segment consisting of the Molycorp Mountain Pass facility operations.

Year ended December 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$88,870	$181,849	$179,335	$78,856	$—		$528,910
Intersegment	7,256	25,717	—	—	(32,973)		—
Total revenues	$96,126	$207,566	$179,335	$78,856	$(32,973)		$528,910

Depreciation, amortization and accretion	$(13,991)	$(13,110)	$(19,737)	$(6,154)	$—	$(133)	$(53,125)

Operating (loss) income	$(70,220)	$(174,927)	$(108,827)	$(21,641)	$24,803	$(85,459)	$(436,271)

(Loss) income before income taxes and equity earnings	$(70,469)	$(173,962)	$(110,265)	$(21,151)	$24,803	$(143,269)	$(494,313)

Total assets at December 31, 2012	$1,802,842	$646,316	$591,052	$116,300	$(187,908)	$26,106	$2,994,708

Capital expenditures (c)	$814,054	$10,910	$5,614	$10,750	$—	$1,733	$843,061

Year ended December 31, 2011	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$253,563	$40,216	$56,772	$46,280	$—		$396,831
Intersegment	55,155	13,902	—	—	(69,057)		—
Total revenues	$308,718	$54,118	$56,772	$46,280	$(69,057)		$396,831

Depreciation, amortization and accretion	$(10,553)	$(1,958)	$(236)	$(2,449)	$—	$(31)	$(15,227)

Operating income (loss)	$218,549	$8,700	$2,331	$2,131	$(27,443)	$(51,402)	$152,866

Income (loss) before income taxes	$218,391	$5,785	$2,336	$(634)	$(27,443)	$(51,525)	$146,910

Total assets at December 31, 2011	$824,712	$46,368	$30,061	$71,634	$(143,730)	$426,080	$1,255,125

Capital expenditures (c)	$401,047	$8,170	$—	$—	$—	$—	$409,217

(a)
The net elimination in operating results includes costs of sales eliminations of $57,776 and $41,614 for the year ended December 31, 2012 and 2011, respectively, which consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(b)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Other consists of nominal expenses incurred by the sales office in Tokyo, Japan. Total corporate assets is comprised primarily of cash and cash equivalents, the investment in the sales office in Tokyo and deferred tax assets.

(c)	On an accrual basis excluding capitalized interest.

The geographic distribution of the Company’s revenues based on customers' locations for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Asia:
China	$118,086	$421	$909
Japan	160,942	204,262	9,569
Thailand	7,674	—	—
Hong Kong	4,793	—	—
South Korea	3,828	—	—
Singapore	212	—	9
North America	104,769	128,544	24,070
Europe	117,907	56,760	596
Other	10,699	6,844	4
Total	$528,910	$396,831	$35,157

Long-lived tangible assets by geographic location at December 31, 2012 and 2011 were as follows:

	At December 31,
(In thousands)	2012	2011
North America	$1,391,690	$500,612
Europe	75,495	60,619
China	52,914	—
Thailand	5,902	—
Other Asia	18,221	397
Other	82	—
Total	$1,544,304	$561,628

(5)	Inventory
At December 31, 2012 and 2011, inventory consisted of the following (in thousands):

	December 31,
	2012	2011
Current:
Concentrate stockpiles	$6,393	$3,704
Raw materials	95,248	44,770
Work in process	55,229	16,602
Finished goods	114,903	45,045
Materials and supplies	15,603	1,822
Total current	$287,376	$111,943
Long-term:
Concentrate stockpiles	$4	$1,144
Raw materials	26,092	3,186
Finished goods	—	32
Total long-term	$26,096	$4,362
Assessment of normal production levels
For the years ended December 31, 2012, 2011 and 2010, the Company determined that $12.0 million, $4.3 million and $11.0 million, respectively, of production costs would have been allocated to additional production, assuming the Company had been operating at normal production ranges. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter.
Write-downs of inventory
As a result of production or purchase costs in excess of net realizable value, the Company recognized write-downs of inventory of $80.9 million, $2.8 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, for the same respective periods the Company recognized write-downs of work-in-process and stockpile inventory totaling $2.1 million, $2.3 million and $2.7 million based on slow moving inventory (in 2012 only) and adjustments to estimated REO quantities. The level within the fair value hierarchy in which the write-downs of inventory are included is the significant other observable inputs—Level 2.
Subject to certain exceptions, substantially all of the property and assets of the Company are pledged as collateral for some of the Company's indebtedness, as further discussed in Note 14.

(6)	Deposits
The Company had $26.8 million and $23.3 million in deposits reported as non-current assets at December 31, 2012 and 2011, respectively. The deposits at December 31, 2012 consisted of $20.6 million under an escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company ("Kern River"), $1.5 million related to the Company’s construction insurance program, and $4.7 million comprised primarily of collateral placed against the surety bonds issued to California state and regional agencies for the closure and reclamation obligations at the Molycorp Mountain Pass facility. The collateral placed against these surety bonds increased by $3.5 million from the prior year.

(7)	Property, Plant and Equipment, net
The Company capitalized $902.3 million and $416.7 million for the years ended December 31, 2012 and 2011, respectively, the majority of which related to the expansion and modernization of the Molycorp Mountain Pass facility. These amounts include capitalized interest of $59.3 million and $7.5 million, respectively. Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $20.9 million, $14.0 million and $6.0 million, respectively. Accumulated amortization on the capital lease was $0.9 million in 2012.

At December 31, 2012 and 2011, property, plant and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$12,475	$11,059
Land improvements (15 years)	63,269	15,748
Buildings and improvements (4 to 40 years)	237,379	23,677
Plant and equipment (2 to 15 years)	194,934	68,441
Vehicles (7 years)	2,842	1,235
Computer software (5 years)	9,528	3,002
Furniture and fixtures (5 years)	1,116	464
Construction in progress (a)	1,011,541	436,547
Capital Lease (10 years)	15,658	—
Mineral properties (Note 8)	24,327	24,692
Exploration rights (Note 8)	16,166	—
Property, plant and equipment at cost	1,589,235	584,865
Less accumulated depreciation	(44,931)	(23,237)
Property, plant and equipment, net	$1,544,304	$561,628

(a)	Represents costs incurred at the Molycorp Mountain Pass facility and all other capital projects. See Note 3.

In 2012 and 2010, the Company recognized impairment expenses, net of depreciation, of $5.9 million and $3.1 million, respectively. Of the total 2012 impairment charge, $3.8 million related to the mill silos and conveyor belt at the Molycorp Mountain Pass facility not functioning as intended, and $2.0 million related to equipment no longer in use at the Molycorp Silmet facility. The impairment in 2010 related to management decision to replace rather than refurbish the old mill and crusher at the Molycorp Mountain Pass facility. There were no impairment of long-lived tangible assets in 2011.
Subject to certain exceptions, substantially all of the property and assets of the Company are pledged as collateral for some of the Company's indebtedness, as further discussed in Note 14 below.

(8)	Mineral Properties, Development Costs and Exploration Rights
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company began depleting mineral properties in 2012 using the units of production method over estimated proven and probable reserves. For the year ended December 31, 2012, the Company capitalized a nominal amount of depletion costs in work-in-process inventory related to the reserves that were mined and crushed during that period.
Exploration rights represent acquired rights to explore properties that are believed to potentially contain mineral deposits. During the fourth quarter of 2012, the Company completed an acquisition of exploration rights for a total consideration of $16.2 million, which was paid for by the issuance of 788,410 shares of common stock at $10.147 per share and a cash payment of $8.2 million. The Company capitalized these exploration rights at their fair value at the acquisition date as an individual asset purchase.

(9)	Goodwill and Other Intangible Assets
Goodwill
The Company tested the recoverability of its goodwill at December 31, 2012. See Note 2 for a complete description of the methodology and key assumptions used for this test. For purposes of this analysis, the Company determined that: the Resources operating segment constitutes a reporting unit; the Molycorp Silmet facility, which is included in the Chemicals and Oxides operating segment in relation to the REO production and in the Rare Metals segment in relation to the manufacturing of tantalum and niobium, constitutes a reporting unit; the MMA facility, which is part of the Magnetic Materials and Alloys operating segment, constitutes a reporting unit; the Chemicals and Oxides operating segment, exclusive of the REO production from the Molycorp Silmet facility, constitutes a reporting unit; the Magnetic Materials and Alloys operating segment, exclusive of the MMA facility, constitutes a reporting unit; and the Rare Metals segment, exclusive of both the tantalum and niobium production from the Molycorp Silmet facility and the Buss & Buss facility, which are individual reporting units, constitutes a reporting unit.
The Company concluded that, except for the Resources segment and the Molycorp Silmet facility, the estimated fair value of all other reporting units did not exceed their carrying value. As a result, the Company completed step two of the test and determined that the goodwill was impaired for the Chemicals and Oxides, Magnetic Materials Alloys and Rare Metals segments, with the exclusions described above, and for the MMA facility. The Company recorded a total goodwill impairment charge of approximately $258.3 million in the fourth quarter of 2012. Except for a goodwill impairment of approximately $2.0 million related to the MMA acquisition and included in the total amount above, the goodwill associated with all other reporting units was derived from the Molycorp Canada acquisition. Inputs used to fair value the Company's reporting units are considered Level 3 inputs of the fair value hierarchy.
Circumstances that negatively affected the Company's estimate of fair value of its reporting units impaired included: longer-than-anticipated soft pricing environment for rare earths and certain rare metals; loss of some end markets due to 2011 rare earths high prices not returning to lower levels as quickly as anticipated; stalled growth for some new bonded magnet applications due to a peak in neodymium prices in 2011; and delays in ramping up the Molycorp Mountain Pass facility that deferred the Company's ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition.
Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2012 and 2011, except for the Resources segment, which includes only the Molycorp Mountain Pass facility that has no goodwill, were as follows (in thousands):

	January 1, 2011	Goodwill Acquired	December 31, 2011	Goodwill Acquired	Impairment	December 31, 2012
Chemicals and Oxides	—	$728	$728	$269,501	$(145,000)	$125,229
Magnetic Materials and Alloys	—	1,977	1,977	196,809	(95,978)	102,808
Rare Metals	—	727	727	28,278	(17,300)	11,705
Total	—	$3,432	$3,432	$494,588	$(258,278)	$239,742
The goodwill increase in all reportable segments during fiscal 2012 related to the acquisition of Molycorp Canada. The increase in goodwill in the Chemicals and Oxides and Rare Metals segments during the year ended December 31, 2011 was associated with the acquisition of Molycorp Silmet. The MMA acquisition contributed to the increase in goodwill in the Magnetic Materials and Alloys segment in fiscal 2011.

Other Intangible Assets
At December 31, 2012 and 2011, intangible assets consisted of the following (in thousands):

	Customer relationships	Rare earth quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount
At January 1, 2012	$2,669	—	—	$786	—	—	$3,455
Additions	342,105	78,300	39,252	14,800	3,568	4,420	482,445
Impairment	—	—	(6,000)	—	—	—	(6,000)
At December 31, 2012	$344,774	$78,300	$33,252	$15,586	$3,568	$4,420	$479,900

Amortization
At January 1, 2012	$170	—	—	$213	—	—	$383
Amortization	13,925	4,035	9,365	939	66	249	28,579
At December 31, 2012	14,095	4,035	9,365	1,152	66	249	28,962
Net book value	$330,679	$74,265	$23,887	$14,434	$3,502	$4,171	$450,938

	Customer relationships	Rare earth quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount
At January 1, 2011	—	—	—	$786	—	—	$786
Additions	2,669	—	—	—	—	—	2,669
At December 31, 2011	$2,669	—	—	$786	—	—	$3,455

Amortization
At January 1, 2011	—	—	—	$147	—	—	$147
Amortization	170	—	—	66	—	—	236
At December 31, 2011	170	—	—	213	—	—	383
Net book value	$2,499	—	—	$573	—	—	$3,072
    At December 31, 2012, the net book value of customer relationships, rare earth quotas, patents, trade names, and other intangible assets included, in the aggregate, $482.2 million from the Molycorp Canada acquisition. The original amount of these acquired intangible assets was reduced in the fourth quarter 2012 by an impairment of $6.0 million related to some patents that were recorded under the Magnetic Materials and Alloys segment. The Company used the relief from royalty method to fair value these patents. Circumstances leading to this impairment included lower margins forecast due to patents expiration in 2014. The trade names additions of $14.8 million in 2012 were the only indefinite-lived intangible assets of the Company at December 31, 2012.
Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $28.6 million, $0.2 million and $0.1 million, respectively. Amortization expense for the next five years and thereafter is expected to be as follows (in millions):

2013	$44.7
2014	37.0
2015	33.8
2016	32.2
2017	30.9
Thereafter	257.6

(10)	Investments
Boulder Wind Power, Inc.
On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power, Inc. Series B convertible preferred stock, which is accounted for at cost. At December 31, 2012, the Company estimated the fair value of this investment and determined it was not impaired.
Intermetallics Japan Joint Venture
On November 28, 2011, Molycorp, Daido Steel Co., Ltd. (“Daido”) and Mitsubishi Corporation (“Mitsubishi”) entered into a preliminary shareholders agreement for the purpose of establishing a new private company, IMJ, to manufacture sintered NdFeB permanent rare earth magnets. The capital contribution ratio of the newly formed company is 30.0% by Molycorp, 35.5% by Daido and 34.5% by Mitsubishi. According to the definitive shareholders agreement, which was signed in January 2012, Molycorp will contribute, upon achievement of certain milestones and subject to the approval of Molycorp’s Board of Directors, Japanese Yen (JPY) 2.5 billion in cash in exchange for ordinary shares of IMJ over a period of twelve months. The actual remittance amounts will vary depending on the future exchange rate between the U.S. dollar and the Japanese Yen, and the achievement of certain milestones by the joint venture. The Company contributed $27.7 million (representing JPY 2.2 billion) to IMJ thorough December 31, 2012.
Molycorp accounts for this investment under the equity method because it has the ability to exercise significant influence over the operating and financial policies of IMJ, as evidenced by Molycorp’s ownership share and its proportional voting rights and representation in the Board of Directors of IMJ. The consolidated statement of operations and comprehensive income for the year ended December 31, 2012 includes a loss of $2.4 million associated with this equity method interest.
Ganzhou Keli Rare Earth New Material Co., Ltd.
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 25% ownership interest in Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), a company that converts REO into metals for use in Neo Powders™. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $12.2 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Keli, as evidenced by Molycorp’s ownership share and its proportional voting rights. The consolidated statements of operations and comprehensive income include a loss of $1.2 million for the period from June 12, 2012 to December 31, 2012 associated with this equity method ownership interest.
Toda Magnequench Magnetic Materials Co. Ltd.
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 33% ownership interest in Toda Magnequench Magnetic Materials Co. Ltd. (“TMT”), a company that produces rare earth magnetic compounds with Neo Powders™ supplied by Magnequench (Tianjin) Company Limited in its normal course of business. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $1.6 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of TMT, as evidenced by Molycorp’s ownership share and its proportional voting rights.
Ingal Stade GmbH
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 50% ownership interest in Ingal Stade GmbH (“Ingal Stade”), a joint venture facility in Stade, Germany, which extracts gallium metal from alumina smelter bayer liquor with purity level of 5N (99.999%) or higher. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $4.9 million. Molycorp accounts for this ownership interest under the equity method.

Atlantic Metals & Alloys, LLC
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 19.5% ownership interest in Atlantic Metals & Alloys, LLC, a company which provides refining services for residues and scrap of the rare and platinum group metals. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $1.4 million. Molycorp accounts for this ownership interest under the cost method. At December 31, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
Vive Crop Protection
As a result of the Molycorp Canada acquisition in June 2012, Molycorp acquired a 7% ownership interest in Vive Crop Protection, a company that specializes in the formulation of active ingredients used in crop protection. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $0.9 million. Molycorp accounts for this ownership interest under the cost method. At December 31, 2012, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

(11)	Acquisitions
Increase of Equity Interest in JAMR
During the fourth quarter of 2012, the Company acquired an additional 5% of its majority owned Jiangyin Jia Hua Advanced Materal Resources Co. Ltd. ("JAMR") facility in Jiangyin, China, bringing its equity interest in JAMR to 95%. The purchase price for the additional equity interest in JAMR was $15.0 million, of which $5.4 million was paid in cash on the date of closing. The remaining $9.6 million, plus interest accrued at an annual rate of 3.25% from the closing date, will be paid in cash by end of the fourth quarter of 2013.
Molycorp Canada
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
A preliminary allocation of the consideration transferred to the net assets of Molycorp Canada was made as of June 11, 2012. During the fourth quarter of 2012, the Company adjusted the preliminary values assigned to certain assets and liabilities of Molycorp Canada in order to reflect additional information obtained since June 11, 2012. The Molycorp Canada opening balance sheet has been adjusted to reflect these changes, the most significant of which included a decrease in intangible assets of $9.6 million, an increase in deferred tax assets of $13.4 million and a decrease in goodwill of $6.8 million. This purchase price allocation is subject to further changes as the Company obtains additional information on the fair value of certain entities acquired to determine the income tax and non-controlling interests of the fair value adjustments. Under business combinations accounting guidance, the Company has up to one year from the date of the acquisition to finalize the allocation of the consideration transferred.
Also, during the fourth quarter of 2012, as a result of the goodwill recoverability test described at Note 9, the Company recognized a goodwill impairment of $256.3 million and an impairment of patents of $6.0 million related to the Molycorp Canada acquisition.

(In thousands)	June 11, 2012
Purchase consideration:
Cash consideration	$908,181
Fair value of Molycorp common stock and Exchangeable Shares issued	284,144
Total purchase consideration	$1,192,325
Estimated fair values of the assets and liabilities acquired:
Cash and cash equivalents	$317,169
Restricted cash	4,951
Accounts receivable	101,470
Inventory	250,989
Prepaid expenses and other current assets	26,893
Property, plant and equipment	75,745
Investments	21,019
Intangibles	482,234
Deferred tax charges	13,435
Deferred tax assets	11,473
Goodwill	494,809
Other non-current assets	4,367
Accounts payable and accrued expenses	(138,576)
Debt - current	(21,795)
Other current liabilities	(33,990)
Deferred tax liabilities	(154,309)
Long-term debt	(233,543)
Other non-current liabilities	(14,255)
Non-controlling interests	(15,761)
Total purchase consideration	$1,192,325

The fair value of the accounts receivable acquired included trade receivables of $101.5 million, which were substantially collected at December 31, 2012.
At the time of acquisition, Molycorp Canada's intangible assets consisted of: a) customer relationships of $341.9 million with a weighted average useful life of approximately fifteen years; b) rare earth quotas of $78.3 million with a useful life of approximately 11 years; c) patents of $39.1 million with a weighted average useful life of approximately two years; d) indefinite-lived trade names of $14.8 million; and e) other of $8.1 million with a weighted average useful life of approximately twelve years.
Goodwill associated with the Molycorp Canada acquisition arose primarily because of Molycorp Canada's proven leadership in the development, processing, and distribution of technically advanced rare earth products; greater exposure to the world’s largest and fastest-growing rare earths consuming market, China; deferred tax liabilities; and expected synergies that do not qualify for separate recognition. The goodwill is not amortized and is not deductible for tax purposes.

The amounts of Molycorp Canada's revenues, earnings and earnings per share included in the Company’s consolidated statements of operations since the acquisition date, and the revenues, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2011, were as follows:

(In thousands, except per share amounts)	Revenues	Net Income (Loss)	Net Income (Loss) Attributable To Molycorp	EPS Basic
Actual June 11, 2012 to December 31, 2012 (acquiree)	$307,918	$(306,732)	$(312,558)	$(2.92)
Unaudited pro forma January 1, 2012 to December 31, 2012 (combined entity)	$863,728	$(432,101)	$(441,634)	$(4.23)
Unaudited pro forma January 1, 2011 to December 31, 2011 (combined entity)	$1,196,876	$241,903	$231,772	$2.66
The unaudited pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Molycorp Canada acquisition had taken place on January 1, 2011. The unaudited pro forma revenues, earnings and earnings per share of the combined entity above are adjusted: a) to eliminate the effect of sales and costs that occurred previous to the business combination between the Company and Molycorp Canada; b) to reflect the net incremental depreciation and amortization expense as a result of the allocation of the purchase price to certain depreciable and amortizable assets with useful lives ranging from two to 30 years; c) the tax effect of unaudited pro forma adjustments using the Molycorp federal, state and international statutory tax rates based on the applicable tax jurisdictions; and d) the estimated net increase of interest expense associated with the issuance of the Company's 10% Senior Secured Notes (as defined below) as part of the acquisition. The unaudited pro forma earnings of the combined entity for the year ended December 31, 2012 were also adjusted to exclude $115.2 million of non-recurring direct transaction costs. The weighted average number of shares outstanding utilized in the EPS basic calculation have been adjusted to reflect the additional shares issued pursuant to the acquisition of Molycorp Canada and the related Molibdenos y Metales S.A. equity financing further discussed in Note 16.
For the year ended December 31, 2012, the Company recognized approximately $62.0 million of transaction costs related to the Molycorp Canada acquisition in the consolidated statement of operations and comprehensive income as follows (in thousands):

Corporate development
Legal, accounting and advisory fees	$16,498
Other expenses:
Contingent forward contract loss	$37,589
Interest expense:
Bridge loan fee	$7,937

Molycorp Silmet and MMA
The following table summarizes the purchase prices and opening balance sheets for the acquisition of 90.023% controlling interest in Molycorp Silmet on April 1, 2011 and of MMA on April 15, 2011 (in thousands):

(In thousands)	Molycorp Silmet April 1, 2011	MMA April 15, 2011
Purchase consideration:
Cash consideration	$9,021	$17,500
Fair value of Molycorp common stock issued	72,653	—
Total purchase consideration	$81,674	$17,500
Fair values of the assets and liabilities acquired:
Cash	$105	$6,395
Accounts receivable and other current assets	8,626	5,474
Inventory	37,404	11,327
Property, plant and equipment, net	63,393	4,512
Intangible assets subject to amortization	2,669	—
Goodwill	1,455	1,977
Liabilities	(19,974)	(8,989)
Deferred tax liabilities	—	(3,196)
Long-term debt	(3,184)	—
Noncontrolling interest	(8,820)	—
Total purchase consideration	$81,674	$17,500
The fair value of the accounts receivable acquired includes trade receivables of $5.0 million for Molycorp Silmet and $4.9 million for MMA. These trade receivables were collected by December 31, 2011. Molycorp Silmet’s intangible assets subject to amortization relate primarily to customer relationships with a weighted average useful life of 15 years. Goodwill associated with the Molycorp Silmet acquisition arose primarily because of the acquired workforce. Goodwill associated with the MMA acquisition arose primarily because of the requirement to record a deferred tax liability for the difference between the assigned values and the tax basis of assets acquired and liabilities assumed at amounts that do not reflect fair value. The fair value of the noncontrolling interest in Molycorp Silmet as of April 1, 2011 was valued using a combination of the market approach and income approach. As of December 31, 2012, as a result of the goodwill recoverability test described at Note 9, the Company wrote-off all the goodwill related to the MMA acquisition.
The pro forma revenues, earnings and earnings per share of the Company had both acquisitions occurred on January 1, 2011, were as follows:

(In thousands, except per share amounts)	Revenues	Net Income	Net Income Attributable To Molycorp	EPS Basic
Unaudited pro forma January 1, 2011 to December 31, 2011 (combined entity)	$430,305	$105,397	$104,590	$1.13
Unaudited pro forma January 1, 2010 to December 31, 2010 (combined entity)	$85,549	$(30,920)	$(31,329)	$(0.50)
The unaudited pro forma amounts are not necessarily indicative of the operating results that would have occurred if these acquisitions had taken place on January 1, 2011. The 2011 earnings of the combined entity were adjusted to exclude $69.1 million of intercompany sales, $28.0 million of intercompany earnings and $2.1 million of non-recurring acquisition-related costs the Company incurred to acquire Molycorp Silmet and MMA, and to reverse $1.1 million of purchase price variance MMA capitalized during the first quarter of 2011.
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

(12)	Accrued Expenses
Accrued expenses at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Defined contribution plan	$1,400	$1,088
Professional fees	4,971	—
Accrued payroll and related benefits	7,532	3,024
Sales and use tax	7,187	1,367
Bonus accrual	3,503	4,845
Interest payable	15,253	345
Advance from customer	1,753	—
Withholding taxes	2,929	—
Amount payable to noncontrolling shareholder	9,640	—
Other accrued expenses	4,845	2,229
Total accrued expenses	$59,013	$12,898

(13)	Asset Retirement Obligation
The following table presents the activity in the Company’s asset retirement obligation for the years ended December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Balance at beginning of period	$15,541	$12,471
Obligations settled	(2,954)	(1,030)
Accretion expense	1,299	955
Revisions in estimated cash flows	7,872	2,508
Loss on settlement	367	637
Balance at end of period	$22,125	$15,541
The balances above for the years ended December 31, 2012 and 2011 include a short-term portion of $3.5 million and $0.4 million, respectively, which were recorded under other current liabilities. Depreciation expense associated with the asset retirement cost was $2.0 million, $1.0 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
During 2012, the Company increased its projected asset retirement obligation cash flows by approximately $7.9 million, of which $3.8 million related to the addition of new processing facilities at its Molycorp Mountain Pass facility and $4.1 million related to revised estimates for the demolition and reclamation of the old mill and mineral recovery areas at the same facility. In connection with new land disturbance and the construction of new infrastructures at its Molycorp Mountain Pass facility in 2011, the Company increased its projected asset retirement obligation cash flows by approximately $2.5 million.
The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At December 31, 2012, the Company had financial assurance requirements of $28.7 million, which were satisfied with surety bonds placed with California state and regional agencies.

(14)	Debt and Capital Lease Obligations
On August 22, 2012, the Company issued $360.0 million aggregate principal amount of its 6.00% Convertible Senior Notes due 2017 (the “6.00% Convertible Notes”). On August 28, 2012, the underwriters of the 6.00% Convertible Notes exercised their option to purchase an additional $54.0 million aggregate principal amount of the 6.00% Convertible Notes. Total net proceeds from the issuance of the 6.00% Convertible Notes were $395.7 million, after deducting the underwriting discounts and commissions. Certain of the Company's directors, officers and other related parties purchased $6.4 million of the aggregate principal amount of the 6.00% Convertible Notes, for which the Company did not pay any underwriting discounts and commissions.
The 6.00% Convertible Notes are Molycorp's senior unsecured obligations with interest payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2013. The 6.00% Convertible Notes will mature on September 1, 2017, unless earlier repurchased, redeemed or converted in accordance with their terms, and will be convertible at any time prior to the second scheduled trading day immediately preceding the maturity date into shares of common stock, cash, or a combination thereof, at Molycorp's election. The conversion rate will initially be 83.333 shares of common stock per $1,000 principal amount of 6.00% Convertible Notes (equivalent to an initial conversion price of approximately $12 per share of common stock), subject to customary adjustments. Molycorp will have the right to redeem the 6.00% Convertible Notes on or after September 1, 2015 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Molycorp provides notice of redemption at a redemption price equal to 100% of the principal amount of the 6.00% Convertible Notes to be redeemed, plus accrued and unpaid interest. The 6.00% Convertible Notes rank equal in right of payment to existing and future liabilities that are not expressly subordinated to the 6.00% Convertible Notes, and rank effectively junior to Molycorp's existing and future secured indebtedness. The Company separately accounts for the liability and equity components of convertible debt instruments, such as the 6.00% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 6.00% Convertible Notes. The effective interest rate on the liability component is 4.6%. The equity component is included in the additional paid-in capital section of the statement of stockholders' equity and is treated as original issue discount for purposes of accounting for the debt component. At December 31, 2012, Molycorp recognized a liability component of $332.0 million, which includes accretion expense of $5.3 million related to both the underwriting discount and the additional discount on the liability component. The equity component was $68.7 million at December 31, 2012. Interest costs related to both the contractual interest coupon and the amortization of the discount on the liability component were $14.2 million in 2012, and were substantially capitalized. Transaction costs related to the issuance of the 6.00% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs (recognized as interest expense over the life of the 6.00% Convertible Notes using the effective interest method) and equity issuance costs (charged against equity), respectively.
Concurrently with, and in order to facilitate the offering of the 6.00% Convertible Notes, the Company entered into a share lending agreement with Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, under which it agreed to loan to MSCS up to a total of 13,800,000 shares of its common stock (the “Borrowed Shares”) during a period beginning on the date the Company entered into the share lending agreement and ending on or about the maturity date of the 6.00% Convertible Notes, or, if earlier, on or about the date as of which all of the 6.00% Convertible Notes cease to be outstanding as a result of redemption, repurchase, conversion or other acquisition for value. MSCS may terminate all or any portion of the Borrowed Shares at any time, and the Company and MSCS may terminate any or all of the outstanding Borrowed Shares upon a default by the other party under the share lending agreement, including certain breaches by MSCS of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of Molycorp or MSCS. The Company issued a total of 13,800,000 Borrowed Shares between August 22, 2012 and August 23, 2012 and received no proceeds, but only a nominal lending fee from MSCS for the use of these loaned shares, which represented the fair value assigned to it. For corporate law purposes, the Borrowed Shares are issued and outstanding. However, under the share lending agreement, MSCS has agreed: to pay to Molycorp an amount equal to cash dividends, if any, that Molycorp pays on the Borrowed Shares; to pay or deliver, as the case may be, to the Company any other distribution, other than in a liquidation or a reorganization in bankruptcy, that the Company makes on the Borrowed Shares; and not to vote on the Borrowed Shares on any matter submitted to a vote of Molycorp's stockholders. In view of the contractual undertakings of MSCS in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, the Borrowed Shares will not be considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.
         On May 25, 2012, Molycorp issued $650.0 million aggregate principal amount of senior secured notes due 2020 (the "Senior Notes") in an offering exempt from the registration requirements of the Securities Act. Total net proceeds from the issuance of the Senior Notes were $635.4 million after deducting the initial purchasers' discounts. The Senior Notes bear interest at the rate of 10% per year payable on June 1 and December 1 of each year beginning on December 1, 2012. At any time and from time to time prior to June 1, 2016, the Company may redeem any of the Senior Notes at a price equal to 100% of the principal amount thereof plus an applicable make-whole premium and accrued and unpaid interest. At any time and from time to time from and after June 1, 2016, Molycorp may redeem the Senior Notes, in whole or in part, at a redemption price for the Senior Notes plus accrued and unpaid interest, initially at 105% of the principal amount thereof, but gradually declining to 100% of the principal amount thereof. In addition, at any time and from time to time prior to June 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more permitted sales of Molycorp’s capital stock at a redemption price (expressed as a percentage of principal amount) of 110% plus accrued and unpaid interest. Upon the occurrence of a change of control, Molycorp will be required to offer to repurchase all of the Senior Notes. The Senior Notes are senior secured obligations of Molycorp and are guaranteed by certain of Molycorp’s domestic subsidiaries ("Guarantors"). The Senior Notes are secured by first-priority security interest on substantially all of the property and assets of the Company and the Guarantors, subject to some exceptions for certain "Excluded Assets," such as:

•	Leasehold interests in real property

•	Certain capital leases that constitute permitted liens

•	Certain motor vehicles

•	Assets owned by foreign subsidiaries or, subject to certain limitations, MMA

•
Assets with a fair market value of less than $15.0 million as to which the board of directors determine in good faith (and certify to the collateral agent) that the costs of obtaining or perfecting such security interest are excessive in relation to the practical benefit to the holder of the Notes of the security afforded thereby (based on the value of such asset)

•	Cash collateral for letters of credit or hedging obligations (up to 105% of the underlying obligations)

•	Certain deposit accounts

•	The equity interests of immaterial subsidiaries and, subject to certain limitations, MMA

•	Voting stock of foreign subsidiaries in excess of 65.0% of the voting stock

•	Other pledges of stock of a guarantor to the extent that Rule 3-16 of Regulation S-X under the Securities Act would require the filing of separate financial statements of such guarantor.
A substantial portion of the net proceeds from the offering of the Senior Notes was used to fund the cash consideration the Company paid for Molycorp Canada, with the remainder used for general corporate purposes. The Company and the Guarantor filed an exchange offer registration statement with the SEC on November 23, 2012, which was declared effective on February 7, 2013.
As a result of the Molycorp Canada acquisition, the Company assumed $230.0 million principal amount of subordinated unsecured convertible debentures of the predecessor of Molycorp Canada due December 2017 (the “Debentures”) maturing on December 31, 2017. The Debentures bear interest at 5.00% per annum and are convertible at $13.80 per share of Molycorp Canada's predecessor company. As required under the change of control provisions contained in the original underlying indenture, holders of the Debentures had the option to either require the Company to repurchase the Debentures at par plus accrued interest, convert the Debentures into common shares of Molycorp Canada's predecessor company, including a number of additional “make-whole” shares, or hold the Debentures to maturity. In August 2012, holders of $9.4 million aggregate principal amount of Debentures elected to convert, while holders of $217.9 million aggregate principal amount of Debentures elected to early redeem their Debentures for cash plus accrued interest. Under the term of the indenture governing the Debentures, as amended at the time of the Molycorp Canada acquisition, the holders of the Debenture that converted received, at their election and in lieu of receiving shares of Molycorp Canada's predecessor company, the same cash and/or share consideration that was paid to Molycorp Canada's former shareholders in connection with the acquisition of Molycorp Canada, subject to the same pro-ration calculation, as if such holders had converted immediately prior to the acquisition. As a result of the conversion, a total of $8.0 million, including accrued interest, was paid in cash with the remainder converted into 99,723 shares of Molycorp common stock. Total interest cost related to the Debentures for the period from June 12, 2012 to December 31, 2012 was approximately $2.3 million, inclusive of the interest accrued and paid upon the August 2012 repurchase. As of December 31, 2012, approximately $2.8 million principal amount of the Debentures remained outstanding.
Additional short-term indebtedness was assumed as part of the acquisition of Molycorp Canada totaling $37.9 million, at December 31, 2012, which relates to various bank loans maturing between January and June 2013 with a weighted average interest rate of approximately 3.68%.
On September 1, 2010, Molycorp and Kern River entered into a firm Transportation Service Agreement ("TSA") under which Kern River agreed to construct and operate facilities necessary to provide natural gas transportation services to the Mountain Pass facility. Under the terms of the TSA, Molycorp agreed to pay Kern River for the cost attributable to the design, permitting, and construction of the delivery facilities through a transportation service charge of approximately $0.4 million per month for ten years. This charge includes reimbursement to Kern River for construction of the delivery facilities and installation, as well as reimbursement and compensation for transportation services. The term of the TSA commenced on June 1, 2012, the date on which Kern River deemed the TSA facilities ready to provide service. The Company accounted for the TSA as a capital lease under the relevant accounting guidance. Future minimum lease payments were approximately $48.3 million, at December 31, 2012, in the aggregate, and will be $5.1 million in each of the five succeeding fiscal years, and $22.9 million thereafter. The aggregate amount of future minimum lease payments at December 31, 2012 included executory costs of $1.9 million and inputed interest of $30.9 million.
On June 15, 2011, the Company issued $230.0 million aggregate principal amount (net proceeds of $223.1 million after deducting the initial purchasers’ discounts and commissions) of its 3.25% Convertible Notes due 2016 (the “3.25% Convertible Notes”) in an offering exempt from the registration requirements of the Securities Act. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. The 3.25% Convertible Notes are convertible at any time into shares of Molycorp’s common stock, cash, or a combination thereof, at Molycorp’s election. The initial conversion rate is 14.0056 shares of Molycorp common stock per $1,000 principal amount of the 3.25% Convertible Notes (equivalent to an initial conversion price of approximately $71.40 per share of Molycorp’s common stock), subject to customary adjustments. The 3.25% Convertible Notes mature on June 15, 2016, unless repurchased or converted in accordance with their terms. Molycorp does not have the right to redeem the 3.25% Convertible Notes prior to maturity. The Company separately accounts for the liability and equity components of the 3.25% Convertible Notes. The additional discount on the liability component is amortized to interest cost over the term of the 3.25% Convertible Notes. The effective interest rate on the liability component is 3.95%. The equity component is included in the additional paid-in capital section of the statements of stockholders’ equity and treated as original issue discount. At December 31, 2012 and 2011, Molycorp recognized a liability component of $198.7 million and $190.9 million, respectively. These amounts include accretion expenses of $7.8 million and $3.7 million respectively, related to both the underwriting discounts and the additional discount on the liability component. The equity component was $36.2 million at December 31, 2012 and 2011, respectively. Interest costs related to both the contractual interest coupon and the amortization of the discount on the liability component of the 3.25% Convertible Notes were $15.3 million and $7.5 million for the year ended December 31, 2012 and 2011, respectively, and were substantially capitalized in both periods. Transaction costs related to the issuance of the 3.25% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs and equity issuance costs, respectively.

The total amount of unused lines of credit was $50.5 million at December 31, 2012.
The following tables provide a summary of the current and non-current portions of the debt outstanding at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Current	Non-Current
10% Senior Secured Notes, net of discount, due June 2020	$—	$636,111
3.25% Convertible Notes, net of discount, due June 2016	—	198,689
5.00% Debentures, net of discount	—	2,774
6.00% Convertible Notes, net of discount, due June 2017	—	331,977
Bank loans with a weighted average rate of 3.57% due January 2013 - September 2017	39,252	4,118
Total debt	39,252	1,173,669

Capital lease obligations	352	15,163
Total debt and capital lease obligations	$39,604	$1,188,832

	December 31, 2011
	Current	Non-Current
3.25% Convertible Notes, net of discount, due June 2016	$—	$190,877
Bank loans 2.69% - 3.88% due February 2012 - September 2017	1,516	5,668
Total debt	$1,516	$196,545
Scheduled minimum debt repayments, excluding capital lease obligations, are $39.3 million in 2013, $1.5 million in 2014, $1.5 million in 2015, $230.8 million in 2016, $417.2 million in 2017 and $650.0 million thereafter.

(15)	Income Taxes
The Company’s net loss for the year ended December 31, 2012 included $264.3 million of impairment of goodwill and other intangible assets, which is a permanent difference between its loss for financial reporting and tax purposes. The Company had net deferred income tax liabilities of $155.3 million at December 31, 2012 primarily related to the purchase accounting adjustment associated with the Molycorp Canada acquisition. At December 31, 2012, the Company's management determined that a valuation allowance of $20.6 million was required. Furthermore, primarily due to the acquisition of Molycorp Canada, liabilities for uncertain tax positions increased by a net amount of $5.7 million in fiscal 2012.
For the years ended December 31, 2012, 2011, and 2010 our effective income tax rate was 10.9%, 19.5% and 0%, respectively. Our December 31, 2012 effective income tax rate was impacted primarily by the permanent difference between financial reporting and tax income for impairment of goodwill and other intangible assets, settlements related to uncertain tax positions, and the difference in income tax rates between the U.S. and foreign jurisdictions adjusted for the U.S. taxation of foreign profits.
The Company had undistributed earnings of certain foreign subsidiaries at December 31, 2012 for which deferred taxes of $32.6 million have been provided. Also, it had undistributed earnings of certain foreign subsidiaries at December 31, 2012, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $9.4 million at December 31, 2012.
Income tax expense for the year ended December 31, 2010 was zero as a full valuation allowance was required. Income tax expense consisted of the following for the years ended December 31, 2012 and 2011(in thousands):

	Years Ended December 31,
	2012	2011
Current
Federal	$(22,418)	$18,721
Foreign	8,994	—
State	(4,197)	6,952
Total current	(17,621)	25,673
Deferred
Federal	(20,786)	3,687
Foreign	(11,777)	—
State	(3,891)	(784)
Total deferred	(36,454)	2,903
Total tax provision	$(54,075)	$28,576
The components of earnings before income taxes, by tax jurisdiction, were as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(161,129)	$141,801	$(50,774)
Foreign	(333,184)	5,109	—
Total	$(494,313)	$146,910	$(50,774)

Income tax expense for the year ended December 31, 2010 was zero as a full valuation allowance was required. A reconciliation of the statutory federal income tax rate of 35% to Molycorp’s effective income tax rate is as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Federal tax computed at the statutory rate	$(173,009)	$51,419
State taxes, net of federal benefit	(5,970)	5,255
Change in valuation allowance	19,515	(22,730)
Impairment of goodwill and other long-lived assets	92,497	—
Acquisition costs	4,945	—
Changes related to uncertain tax positions	(14,176)	—
Federal and State tax credits	(6,817)	(2,627)
Domestic production activities deduction	2,493	(2,493)
Foreign income tax rate differential adjusted for U.S. taxation of foreign profits (1)	15,716	(1,735)
Deferred charges	11,341	—
Other items, net	(610)	1,487
Income tax expense	$(54,075)	$28,576

(1)	The “U.S. Taxation of foreign profits” represents the U.S. tax net of foreign tax credits associated with actual and deemed repatriations of earnings from the Company's non-U.S. subsidiaries.
The tax effect of temporary differences and net operating losses, which give rise to deferred tax assets and liabilities, consisted of the following at December 31, 2012 and 2011 (in thousands):

	At December 31,
	2012	2011
Deferred tax assets:
Current:
Inventory	$11,951	$—
Other	2,468	806
Total current	14,419	806
Non-current:
Asset retirement obligation	165	419
Mineral resources	16,780	16,975
Intangible assets	13,435	—
Stock compensation	1,724	835
Net operating losses	56,156	852
Research and energy tax credits	10,473	—
Alternative Minimum Tax Credit	1,611	—
Other	823	116
Total non-current	101,167	19,197
Deferred tax liabilities:
Current
Inventory	3,395	1,849
Other	541	313
Total current	3,936	2,162
Non-current:
Development costs	—	217
Foreign subsidiary earnings and withholding taxes	32,637	—
Property, plant and equipment and intangible assets	141,467	3,647
Section 174 costs	24,814	20,094
Convertible debt (Notes)	40,478	14,138
Other	6,966	—
Total non-current	246,362	38,096
Net deferred taxes, before valuation allowance	(134,712)	(20,255)
Valuation allowance	(20,631)	—
Total deferred tax	$(155,343)	$(20,255)

At December 31, 2012, the Company had tax credit carryforwards of $12.1 million available to offset future income taxes. Of this amount, $1.6 million are available to carry forward indefinitely, while of the remaining $10.5 million, $3.1 million will expire in 2031 and $7.4 million will expire in 2032, if not utilized.
The U.S. federal tax loss carryforwards of $85.4 million, of which $29.8 million expires in 2024 and $55.6 million expires in 2032. The U.S. state tax loss carry forward of approximately $86.5 million will expire in 2031 and 2032. The federal loss carryforward is subject to examination by the tax authorities until three years after the carry forward is utilized while the state carryforward is subject to examination until four years after the carryforward is utilized. Additionally, the Company had approximately $96.7 million of tax loss carryforwards for controlled foreign corporations at December 31, 2012 with various expiration periods.
We conduct business in a country that grants “holidays” from income taxes for five- to ten-year periods. This “holiday” expires in 2020. The current operations in the tax “holiday” country have not resulted in aggregate income taxes and related earnings per share impacts as of December 31, 2012.
Each quarter the Company evaluates the liability for uncertain tax positions. As a result of the acquisition of Molycorp Canada on June 11, 2012, uncertain tax positions increased $20.1 million. However, due to a lapse of the applicable statute of limitations, which totaled to $1.4 million, and due to resolution with tax authorities for $13.7 million, some liabilities decreased. These decreases have been recorded as a discrete income tax benefit in the third quarter of 2012. As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $4.0 million to $6.0 million in the next 12 months and, if recognized, would affect the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2012	2011
Balance, beginning of year	$519	$—
Tax position related to current year:
Additions	4,737	519
Tax positions related to prior years:
Additions	16,109	—
Settlements	(13,740)	—
Statute of limitations closures	(1,406)	—
Balance, end of year	$6,219	$519
The company operates and accordingly files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, as well as foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by tax authorities for years prior to 2009.
The Company recognized accrued interest and penalties related to uncertain tax positions in income tax expense for the year ended December 31, 2012 and for the year ended December 31, 2011, as applicable.

(16)	Stockholders’ Equity
At December 31, 2012 and 2011, the Company had 138,773,538 and 83,896,043 shares of common stock outstanding, respectively, and 2,070,000 shares of 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding.
During the fourth quarter of 2012, the Company completed an acquisition of exploration rights for total consideration of $16.2 million, which was paid for by the issuance of 788,410 shares of common stock at $10.147 per share and a cash payment of $8.2 million.
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

In connection with of the acquisition of Molycorp Canada on June 11, 2012, Molycorp and MCP Exchangeco Inc. issued an aggregate of 13,545,426 shares of common stock and 507,203 Exchangeable Shares, the latter without par value, in consideration for that portion of the purchase price Molycorp paid to Molycorp Canada’s former shareholders who elected to receive shares of Molycorp common stock in addition to or in lieu of cash on the acquisition date. The $284.1 million fair value recorded in additional paid-in capital related to the issuance of acquisition consideration was based on the closing price of the Company’s common stock on June 11, 2012. As of December 31, 2012, 340,196 shares of the Exchangeable Shares had been converted into shares of Molycorp common stock.
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
On February 16, 2011, Molycorp completed a public offering of its 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”), $0.001 par value per share. In connection with this offering, the Company issued 1,800,000 shares of Convertible Preferred Stock for $100.00 per share. In addition, Molycorp granted the underwriters an option to purchase up to 270,000 additional shares of Convertible Preferred Stock to cover over-allotments. The underwriters exercised their option to purchase the additional shares of Convertible Preferred Stock on March 16, 2011. Each share of the Convertible Preferred Stock will automatically convert on March 1, 2014 into between 1.6667 and 2.0000 shares of Molycorp’s common stock, subject to anti-dilution adjustments. At any time prior to March 1, 2014, holders may elect to convert each share of the Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 1.6667 shares of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments. Dividends on the Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Board or an authorized committee of such Board, at an annual rate of 5.50% on the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash, common stock or any combination of cash and common stock, subject to certain limitations, on March 1, June 1, September 1 and December 1 of each year, starting on June 1, 2011 and to, and including, March 1, 2014. The Convertible Preferred Stock is not redeemable. Molycorp received net proceeds from the Convertible Preferred Stock offering totaling $199.6 million after underwriter discounts and commissions and offering expenses paid by Molycorp. In February, May, August and November 2012, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock, respectively. The Company paid a total of $11.4 million and $9.0 million cash dividends in 2012 and 2011, respectively.

(17)	(Loss) Earnings per Share
For the years ended December 31, 2012 and 2011, the dividends on the Convertible Preferred Stock were subtracted from net (loss) income attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.

	Years Ended December 31,
(In thousands, except share and per share amounts)	2012	2011	2010
Net (loss) income attributable to Molycorp stockholders	$(449,554)	$117,526	$(50,774)
Dividends on Convertible Preferred Stock	(11,385)	(9,962)	—
(Loss) income attributable to common stockholders	(460,939)	107,564	(50,774)
Weighted average common shares outstanding—basic	107,064,892	83,454,221	62,332,054
Basic (loss) earnings per share	$(4.31)	$1.29	$(0.81)

(Loss) income attributable to common stockholders	$(460,939)	$107,564	$(50,774)
Effect of dilutive 3.25% Convertible Notes	—	413	—
(Loss) income attributable to common stockholders adjusted for effect of dilution	(460,939)	107,977	(50,774)
Weighted average common shares outstanding—diluted	107,064,892	85,220,017	62,332,054
Diluted (loss) earnings per share	$(4.31)	$1.27	$(0.81)

Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used.
Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and nonvested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At December 31, 2012, 2011 and 2010, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock (such as the Convertible Preferred Stock) is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. The Convertible Preferred Stock was antidilutive at December 31, 2012 and 2011.
Also, under the if-converted method, convertible debt (such as the 3.25% Convertible Notes and the 6.00% Convertible Notes) is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At December 31, 2012, the 3.25% Convertible Notes and the 6.00% Convertible Notes were antidilutive. The 3.25% Convertible Notes were dilutive for the year ended December 31, 2011. Therefore, the shares of common stock obtainable on the assumed conversion of the 3.25% Convertible Notes, the interest expense and the amortization of discount, net of income tax, were included in the computation of diluted earnings per share for the year ended December 31, 2011.

(18)	Stock-Based Compensation
Molycorp has stock-based compensation plans for executives, eligible employees and non-employee directors. Stock-based awards issued under these plans include stock options to purchase shares of the Company’s common stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and, starting in the first quarter of 2012, performance-based restricted stock units ("PBRSUs"). The remaining number of shares authorized for awards of equity share options or other equity instruments was 3,765,911 at December 31, 2012.
Yearly amounts recognized in total for all stock-based awards were as follows (in millions):

	2012	2011	2010
Compensation cost	$3.4	$4.7	$30.1
Income tax benefit	$0.9	$0.8	0
Stock-based compensation in 2011 and 2010 included $2.6 million and $28.7 million, respectively, associated with the conversion into Molycorp's common stock of incentive shares granted to certain employees and independent directors of Molycorp LLC in 2009.
RSAs, RSUs and PBRSUs
The RSUs and RSAs vest on the third anniversary of the grant date. The grant-date fair value of RSUs and RSAs is determined using the Company’s common stock price on the date of grant and is recognized as stock-based compensation expense on a straight-line basis over the three-year vesting period for the awards that are expected to vest. The PBRSUs vest with respect to between 0% and 150% of the PBRSUs granted to an individual on the basis of the achievement of certain management objectives measured by specified levels of total shareholder return relative to a defined index group over the performance period from January 1, 2012 through December 31, 2014, or upon the occurrence of certain change of control or termination events. The grant-date fair value of PBRSUs is determined using a lattice approach that incorporates a Monte Carlo simulation model. The compensation cost associated with the PBRSUs is recognized straight-line over the performance period for the awards that are expected to vest, even if the market conditions are never satisfied.
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
Certain other RSUs issued earlier in 2012 relate to the election by certain executive officers and other employees of the Company to convert a portion of their 2011 annual cash bonuses into RSUs. These RSUs are fully vested because they relate to services already rendered by the grantees. The conversion of the 2011 annual bonuses into RSUs resulted into an increase in Additional Paid-In Capital of $0.6 million in 2012. The same executive officers and other employees who elected to convert a portion of their 2011 annual cash bonuses into RSUs received additional RSUs as matching contribution by the Company equal to 25% of the converted RSUs. The matching RSUs vest on the third anniversary of the grant date.
The following tables summarize the activity related to restricted stock-based awards for the year ended December 31, 2012:

PBRSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2012	—	—
Granted	45,576	$30.33
Forfeited	(16,274)	$30.33
Vested	—	—
Unvested at December 31, 2012	29,302	$30.33

RSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2012	78,544	$56.55
Granted	239,618	$23.12
Forfeited	(92,848)	$36.92
Vested*	(43,712)	$17.38
Unvested at December 31, 2012	181,602	$32.15

*
Includes: a) deferral and conversion of a portion of fees payable to certain non-employee directors of the Company; b) deferral and conversion of a portion of the 2011 annual cash bonuses paid to certain executive officers and other employees of the Company; and c) RSUs with an accelerated vesting period that were granted to some employees of Molycorp Canada on the acquisition date.

RSAs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2012	48,924	$40.20
Granted	—	—
Forfeited	(8,950)	$48.87
Vested	—	—
Unvested at December 31, 2012	39,974	$40.09
Additional annual information for restricted stock-based awards is included in the following tables (in millions):

PBRSUs	2012	2011	2010
Weighted average grant-date fair value of shares granted	$1.4	n/a	n/a
Total fair value of shares vested	n/a	n/a	n/a

RSUs	2012	2011	2010
Weighted average grant-date fair value of shares granted	$5.5	$4.5	n/a
Total fair value of shares vested	$0.8	$0.1	n/a

RSAs	2012	2011	2010
Weighted average grant-date fair value of shares granted	n/a	$0.6	$1.4
Total fair value of shares vested	n/a	n/a	$1.4
At December 31, 2012, there was $5.0 million of aggregate unrecognized compensation cost related to the unvested shares of RSAs, RSUs and PBRSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.78 years.
Stock Options
Stock options vest in equal installments annually over a 3-year period and have a 10-year contractual term from the grant date. The fair value of each stock option award is estimated at the grant date using the Black-Scholes option pricing model and the Company’s common stock price on the date of grant. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes model are as follows:

	2012	2011	2010
Risk-free interest rate	n/a	2.21%	n/a
Expected term (in years)	n/a	6	n/a
Volatility	n/a	60.1%	n/a
Expected dividend yield	n/a	0	n/a
The risk-free interest rate used is the yield of a zero-coupon U.S. Treasury bond with a term equal to the expected term of the option.
The expected term of options granted is usually derived from historical option exercise experience and expected post-vesting termination behavior. However, given that Molycorp does not have sufficient historical exercise and post-vesting data, management adopted the simplified method by reference to Staff Accounting Bulletin (“SAB”) Topic 14, Share-Based Payment, whereby the expected term of options granted can be calculated by using an average of the midpoint between when options become exercisable and when they expire.
Expected volatility is generally based on a combination of 1) the historical volatility of an entity’s stock at the grant date for a period equal to the average expected term of the entity’s options, and 2) the volatility implied by the observed current market prices of an entity’s traded options or other convertible securities, if available. Given that Molycorp has been a publicly traded company only since July 29, 2010, management computed volatility assumptions based on a peer group analysis by reference to SAB Topic 14.
The following table summarizes the activity related to stock options in 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding at January 1, 2012	52,819	$48.87
Granted	—	—
Exercised	—	—
Forfeited and expired	(17,195)	48.87
Outstanding at December 31, 2012	35,624	$48.87	4.04	0
Options exercisable at December 31, 2012	11,875	$48.87	4.04	0

Additional annual information for stock options is included in the following table (in millions):

	2012	2011	2010
Weighted average grant-date fair value of options granted	n/a	$1.5	$8.0
Total intrinsic value of options exercised	n/a	n/a	$14.3
Total fair value of options vested	$0.3	n/a	$8.0
At December 31, 2012, there was $0.4 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.04 years.

(19)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
The Company has certain operating leases for office space, trailers and certain equipment. Remaining annual minimum payments under these leases at December 31, 2012 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease obligations	$9,076	$3,017	$4,668	$1,391	$—
Rent expense for office space, trailers and certain equipment in 2012, 2011 and 2010 was $4.1 million, $0.7 million and $0.5 million, respectively.

(b)	Purchase Commitments
In connection with the Molycorp Mountain Pass facility modernization and expansion and future operations, the Company entered into contractual commitments for the purchase of materials and services from various vendors. As a result of the Molycorp Canada acquisition, the Company assumed other purchase obligations totaling $7.5 million at December 31, 2012, which are expected to be settled between 2013 and 2014. Future payments for all purchase commitments at December 31, 2012 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Purchase obligations and other commitment	$293,383	$265,727	$14,017	$7,131	$6,508

(c)	Labor Contract
Certain Molycorp Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At December 31, 2012, 236 employees, or approximately 61% of the Company’s workforce at the Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.
At December 31, 2012, 176 employees, or approximately 29% of the workforce at the Company’s Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia was renewed in February 2012.

(d)	Reclamation Surety Bonds
At December 31, 2012, Molycorp had placed $28.7 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(e)	Purported Class Action, Derivative Lawsuits and Investigation
In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others Similarly Situated v. Molycorp, Inc., et al., was filed against the Company and certain of its executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that the Company and those officers violated Section 10(b) of the Securities Exchange Act of 1934 in connection with statements relating to its third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that the Company had filed with or furnished to the SEC, or otherwise made available to the public. In July 2012, the plaintiffs filed an amended consolidated class action complaint against the Company, certain of its officers and directors, certain of its private equity investors, and certain underwriters involved in our public offerings in 2011. The amended complaint alleges, among other things, that some or all of the defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 as well as Sections 11, 12(a)(2) and 15 of the Securities Act . The plaintiffs are seeking unspecified damages and other relief. In October 2012, the defendants filed a motion to dismiss all the claims in the amended complaint. The Company believes the allegations are without merit and that it has valid defenses to such allegations. The Company intends to defend this action vigorously. The Company is unable to provide meaningful quantification of how the final resolution of these claims may impact its future consolidated financial position or results of operations.
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

(20)	Concentrations

(a)	Products
There were no significant sales by product during 2012 at the Resources segment. In prior periods, significant sales by product, as percentage of consolidated revenues, were as follows at the Resources segment:

	2011	2010
Lanthanum products	23%	39%
Cerium products	11%	29%
Neodymium and Praseodymium products	26%	26%

The Chemicals and Oxides segment includes sales of REO, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Molycorp Canada acquisition on June 11, 2012, and REO from the Molycorp Silmet acquisition on April 1, 2011. Sales of cerium products within the Chemicals and Oxides segment accounted for approximately 15% of consolidated sales in 2012.
Within the Magnetic Materials and Alloys segment, sales of Neo Powders™ were approximately 25% of consolidated revenues for the period from June 12, 2012 to December 31, 2012. The Neo Powders™ were introduced into Molycorp's product mix with the Molycorp Canada acquisition. Sales of NdFeB alloys for the period from April 15, 2011 to December 31, 2011, were approximately 11% of consolidated revenues in the Magnetic Materials and Alloys segment.

(b)	Customers
There were no significant sales to individual customers at the Resources segment in 2012. In prior periods, the Resources segment had the following sales by customers in excess of 15% of consolidated revenues (in millions):

	2011	2010
Hitachi Metals Ltd.	$92.2	nm
Mitsubishi Unimetals USA	nm	$8.5
W.R. Grace & Co.—Conn.	nm	$7.4
Chuden Rare Earth Co. Ltd.	nm	$5.4
Shin-Etsu Chemical Co.	nm	$4.0
nm = not material
Sales from the Magnetic Materials and Alloys segment to Santoku Corporation for the period from April 15, 2011 to December 31, 2011, were $48.8 million, or approximately 12% of the Company’s consolidated revenues.

(21)	Related-Party Transactions
Transactions with Traxys North America LLC
The Company made principal payments of $3.1 million during fiscal 2011 under the inventory financing arrangement with Traxys North America LLC (“Traxys and affiliates”), a subsidiary of one of the Company’s stockholders, Traxys S.a.r.l. This arrangement expired in 2011.The outstanding amount payable to Traxys and affiliates under this arrangement was $0.9 million reported under Other current liabilities on the consolidated balance sheet at December 31, 2011. Molycorp also had an outstanding amount payable to Traxys and affiliates under the same arrangement of $2.8 million reported in Trade accounts payable at December 31, 2011 associated with product purchased from Traxys and affiliates in 2011. The Company made purchases of lanthanum oxide from Traxys and affiliates in the amount of $6.2 million in 2011.
The Company and Traxys and affiliates also jointly market and sell certain lanthanum oxide, cerium oxide, misch metal and erbium oxide products. Pursuant to the terms of this other arrangement, the Company and Traxys and affiliates split gross margin equally once all costs associated with the sale are recovered by both parties. The Company had an outstanding related party receivable from Traxys and affiliates in the amount of $0.2 million at December 31, 2011 and none in 2012.
At December 31, 2011, Molycorp had also a balance receivable from Traxys and affiliates of $2.1 million related to sales of tantalum metal to Traxys and affiliates of $3.2 million in 2011. There were no sales to and accounts receivable from Traxys and affiliates in 2012.
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

Transactions with equity method investees: TMT, Keli and Ingal Stade
The Company supplies Neo Powders™ to TMT to produce rare earth magnetic compounds. Molycorp then purchases these compounds back from TMT in its normal course of business. Additionally, Keli processes rare earth oxides into metals for inclusion in the Neo Powders™.
For the period from June 12, 2012 to December 31, 2012, the Company sold $1.6 million of Neo Powders™ to TMT and purchased $2.8 million worth of compounds from TMT.
The Company purchased metals and received services from Keli for a total of $32.6 million for the period from June 12, 2012 to December 31, 2012.
Ingal Stade sells gallium to the Company's facilities located in Ontario, Canada and to some of its facilities in the United States. For the period from June 12, 2012 to December 31, 2012, the Company purchased $3.3 million of gallium metal from Ingal Stade.

(22)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Decrease (increase) in operating assets:
Accounts receivable	$124,983	$(52,805)	$(15,200)
Inventory	(46,126)	(64,543)	(6,872)
Prepaid expenses and other assets	33,520	(6,363)	251
Increase (decrease) in operating liabilities:
Accounts payable	(34,972)	16,233	3,797
Income tax payable	(40,263)	(17,832)	—
Interest payable	(40,792)	—	—
Asset retirement obligation	(1,467)	(1,030)	(632)
Accrued expenses	(54,763)	6,151	(1,481)
	$(59,880)	$(120,189)	$(20,137)

(23)	Supplemental Cash Flow Information

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net cash paid for:
Income taxes	$178	$43,505	—
Interest, net of capitalized interest	$8,942	$273	—
Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$52,189	$112,606	$5,510
Conversion of debt securities to equity securities	$9,400	—	—
Acquisition of exploration rights	$8,000	$—	—
Debt assumed from business acquisitions	$40,691	$3,184	—
Issuance of common stock for business acquisitions	$284,100	$72,700	—
Fixed assets additions under capital lease	$15,658	—	—

(24)	Research and Development
The Company invests significant resources to improve the efficiency of its REO processing operations, the development of new applications for individual rare earth elements and exploratory drilling. These costs consist primarily of salaries, outside labor, material and equipment.

(25)	Derivative Instruments
Put Option
As a result of the Molycorp Canada acquisition, the Company assumed a liability associated with the put option issued to holders of the noncontrolling interest of Buss & Buss, a business acquired by Molycorp Canada's predecessor company. The Buss & Buss put option relates to a share purchase agreement (“SPA”) between NMT Holding GmbH, a German subsidiary of the Company, and the shareholders of Buss & Buss entered into May 27, 2010 by Molycorp Canada's predecessor company. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by the Company, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to the Company. The Company does not account for this derivative as a hedge. The put option had a fair value of $7.8 million at December 31, 2012, recorded as "Derivative liability" in the consolidated balance sheet. The change in fair value of the put option resulted in an unrealized gain of $1.2 million for the period from June 12, 2012 to December 31, 2012, which was recognized in "Interest expense" in the consolidated statement of operations and comprehensive income. The technique Molycorp used to fair value this derivative is the income approach based on a discounted cash flow model. In addition to the risk free interest rate, which is a Level 1 input within the fair value hierarchy, the following significant unobservable Level 3 inputs were used to fair value the put option at December 31, 2012:

		Effect of 1% increase (a)	Effect of 1% decrease (a)
	Input	(In millions)
Equity-risk premium	6.5%	$(0.8)	$1.0
Risk premium	12.9%	$(0.4)	$0.4
Size premium	3.9%	$(0.4)	$0.5
Growth rate	1.0%	$0.3	$(0.3)
(a) Assuming all other inputs are unchanged.
Contingent Forward Contract
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

(26)	Employee Benefit Plans
Defined Contribution Retirement Plans
The Company maintains defined contribution retirement plans for all U.S. and Canadian salaried employees.
On September 1, 2011, the Company amended the eligibility requirement from a completed 90 days of services with the Company to eligibility commencing on the first of the month following hire date. The Company currently makes a non-elective contribution equal to 4% of compensation for each employee who performed at least 1000 hours of service and is employed on the last day of the year. In addition, the Company currently matches 100% of the first 3% contributed and 50% of the next 2% contributed by each eligible employee as well as an additional contribution of up to 4% which can be made at the Company’s discretion. Employees vest in Company contributions after 3 years of service. Expenses related to this plan totaled $1.6 million, $1.6 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Accrued expenses at December 31, 2012 and 2011 included $1.4 million and $1.1 million related to this plan, respectively.

Management Incentive Plan (“MIP”)
On April, 1 2009, the Company established the MIP, which is a nonqualified deferred compensation plan for the purpose of providing deferred compensation benefits for certain members of management. Under the MIP, participants can defer their base salary and other compensation that is supplemental to his or her base salary and is dependent upon achievement of individual or Company performance goals. It is intended that the MIP constitute an unfunded plan for purposes of the Employee Retirement Income Securities Act of 1974, as amended. The amount of compensation or awards deferred is deemed to be invested in a hypothetical investment as of the date of deferral. During the years ended December 31, 2012 and 2011, the Company funded discretionary contributions to the MIP totaling $0.4 million and $0.3 million, respectively. In addition, total accrued amount including employee deferrals, discretionary contributions and related earnings was approximately $0.9 million and $0.5 million as of December 31, 2012 and 2011, respectively.
Bonus Plan
On November 4, 2010, the Compensation Committee established an annual incentive (“bonus plan”) for all employees that is discretionary in nature. The bonus plan is performance based and includes both qualitative and quantitative criteria. For the years ended December 31, 2012 and 2011, the Company accrued $3.5 million and $4.8 million, respectively.
Defined Benefit Pension Plan and Other Post-Retirement Benefits
In accordance with the terms of the Arrangement Agreement, the Company maintained the terms of the benefit plans for Molycorp Canada’s current and former employees. Molycorp Canada's predecessor company had a defined benefit pension plan (“Pension Plan”), which covered all hourly employees employed as of September 30, 1995, and all hourly employees subsequently hired by Molycorp Canada's predecessor company up to 2003 at its former U.S. manufacturing facility in Anderson, Indiana. A December 31 measurement date is used for the Pension Plan.
The Company also maintained the terms of Molycorp Canada postretirement medical and life insurance benefits plan for certain employees from the Anderson, Indiana manufacturing facility. The measurement date for this postretirement benefit plan (“PBP”) is December 31. The actuarial valuation for funding purposes of the Pension Plan and PBP is January 1 of each year.
The following table sets forth the details of the change in the benefit obligation and plan assets for the Pension Plan and the PBP from June 12, 2012 (the beginning of the Molycorp Canada's reporting period) to December 31, 2012 (in thousands):

	Pension Plan	PBP	Total
Change in benefit obligation:
At June 12, 2012	$7,975	$238	$8,213
Service cost	—	—	—
Interest cost	176	11	187
Net actuarial loss (gain)	820	(25)	795
Benefits paid	(270)	(7)	(277)
At December 31, 2012	$8,701	$217	$8,918

Change in plan assets:
Fair value of plan assets at June 12, 2012	$5,379	$—	$5,379
Actual return on plan assets	262	—	262
Employer contribution	255	7	262
Benefits paid	(270)	(7)	(277)
Fair value of plan assets at December 31, 2012	$5,626	$—	$5,626

Underfunded status at December 31, 2012	$(3,075)	$(217)	$(3,292)

The total unfunded status was recognized in the consolidated balance sheet at December 31, 2012 as a long-term "Pension liability". The accumulated benefit obligation for the Pension Plan equates the benefit obligation at December 31, 2012 because there are no new active service participants in the Pension Plan. The Company recognized an actuarial loss, net of income taxes, of $1.2 million in "Accumulated Other Comprehensive Loss" at December 31, 2012. The actuarial net loss for the Pension Plan that will be amortized from "Accumulated Other Comprehensive Loss" into net periodic benefit cost during 2013 is estimated to be $0.3 million. Prior service cost included in "Accumulated Other Comprehensive Loss" was nominal at December 31, 2012.

The Company's total contribution to the Pension Plan and PBP is expected to be approximately $0.1 million in 2013. The

Company's estimate of future benefit payments related to both plans is as follows (in thousands):

2013	$500
2014	500
2015	500
2016	500
2017	500
2018-2022	2,500
The components of the net periodic pension expense for the period from June 12, 2012 to December 31, 2012 for the Pension Plan and PBP are set forth below (in thousands):

	Pension Plan	PBP	Total
Components of net periodic benefit cost:
Service Cost	$—	$—	$—
Interest cost	176	11	187
Expected return on plan assets	(267)	—	(267)
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	—	(4)	(4)
Amortization of actuarial loss	228	(7)	221
Net periodic benefit cost	$137	$—	$137

Weighted average significant actuarial assumptions used in measuring the Company's benefit obligation and net periodic benefit cost for its Pension Plan and PBP were as follows at December 31, 2012:

	Pension Plan	PBP
Assumptions for benefit obligation:
Discount rate	3.7%	3.5%
Rate of compensation increase*	—%	—%
Initial medical trend rate (pre65/post65)	n/a	7.3%
Ultimate medical trend rate (pre65/post65)	n/a	4.5%
Year ultimate rate reached (pre65/post65)	n/a	2028
Assumptions for net periodic benefit cost:
Discount rate	4.5%	4.55%
Expected return on plan assets	5%	n/a
Rate of compensation increase*	—%	—%
Initial medical trend rate (pre65/post65)	n/a	9.3%/7.4%
Ultimate medical trend rate (pre65/post65)	n/a	4.5%
* No assumption was made with regard to the rate of expected compensation increase as there are no new active service participants in the plan.

The assumed discount rate is based on benchmark yields of high-quality corporate bonds denominated in the currency in which the benefits will be paid, and that have terms to maturity approximating the terms of the pension liability.

The effect of a one-percentage point increase or decrease in the assumed heath care cost trend rates for the PBP were as follows at December 31, 2012 (in thousands):

PBP
Effect of 1% increase in assumed health care cost trend rates:
Total of service and interest cost components	$1
Post-employment benefit obligation	$16
Effect of 1% decrease in assumed health care cost trend rates:
Total of service and interest cost components	$(1)
Post-employment benefit obligation	$(14)

The expected rate of return on plan assets was based on a weighted average of expected returns of the various assets in the Pension Plan. Such returns were determined in part using a historical analysis and in part by predicting future returns in a study that looks at assets allocation, risk-free interest rates, yields on long-term high-quality bonds, price earnings ratios of major stock indexes and projected inflation rates.

The investment policies for the Pension Plan are established by a pension asset investment committee (the "Committee") that meets periodically to review the asset allocation percentages and investment goals of the Pension Plan. The most relevant investment theme set forth by the Committee is to reduce undue exposure to equity market fluctuations while providing for long-term appreciation of the funds invested. At December 31, 2012, the Committee established the following target asset allocation percentages for the Pension Plan:

	Pension Plan
	Min	Max
Interest-bearing cash	5%	10%
Fixed income securities	50%	80%
Equity securities	20%	30%

The Pension Plan's assets consisted of the following at December 31, 2012:

Pension Plan
Interest-bearing cash	2.33%
Fixed income securities	74.34%
Equity securities	23.33%

Fair Value Measurements of Pension Plan Assets

Interest-bearing cash consists of money market fund investments in interest-bearing cash are stated at cost, which approximate fair value. Fixed income securities include U.S. government bonds, domestic and foreign corporate bonds and fixed income mutual funds, which are valued using market inputs such as broker/dealer quotes, reported trades and benchmark yields. Equity securities of corporations are valued at the closing price reported on the active stock market where the selected securities are traded.

The fair value of the Pension Plan assets segregated by the input level within the fair value hierarchy established under GAAP, were as follows at December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Pension Plan assets, at fair value:
Interest-bearing cash	$130	$—	$—	$130
Fixed income securities	291	3,899	—	4,190
Equity securities	1,306	—	—	1,306
Total Pension Plan assets	$1,727	$3,899	$—	$5,626

(27)	Subsidiary Guarantor Financial Information
The Senior Notes are jointly, severally and unconditionally guaranteed by all of Molycorp, Inc.'s existing and future domestic material subsidiaries, as defined in the indenture governing the Senior Notes. The Senior Notes guarantee of a guarantor will automatically terminate, and the obligations of such guarantor under the Senior Notes guarantee will be unconditionally released and discharged, upon (all terms as defined in the indenture governing the Senior Notes):

(1)
any sale, exchange, transfer or other disposition of a majority of the capital stock of (including by way of consolidation or merger) such guarantor by Molycorp or any restricted subsidiary to any person or persons, as a result of which such guarantor is no longer a direct or indirect subsidiary of Molycorp;

(2)	any sale, exchange, transfer or other disposition of all or substantially all assets of such guarantor that results in such guarantor having no assets;

(3)	the designation by Molycorp of such guarantor as an unrestricted subsidiary; or

(4)	defeasance or discharge of the Senior Notes;
provided that any such event occurs in accordance with all other applicable provisions of the indenture.
Presented below are the condensed consolidating financial statements of Molycorp, Inc. (“Parent”) as issuer, its combined guarantor subsidiaries and its combined non-guarantor subsidiaries, which are presented as an alternative to providing separate financial statements for the guarantors. The accounts of the Parent, the guarantor and non-guarantor subsidiaries are presented using the equity method of accounting for investments in subsidiaries for purposes of these condensed consolidating financial statements only. Certain of the prior periods separate financial information has been reclassified to conform to the presentation of the most recent period herein disclosed.

	At December 31, 2012
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$16,560	$18,020	$193,210	$—	$227,790
Trade accounts receivable, net	—	7,738	44,692	—	52,430
Inventory	—	49,416	237,960	—	287,376
Deferred charges	—	2,203	7,209	—	9,412
Deferred tax assets	—	—	11,731	(1,942)	9,789
Income tax receivable	—	25,087	—	—	25,087
Prepaid expenses and other current assets	—	9,085	12,709	—	21,794
Total current assets	16,560	111,549	507,511	(1,942)	633,678
Non-current assets:
Deposits	1,752	24,862	155	—	26,769
Property, plant and equipment, net	—	1,377,147	167,157	—	1,544,304
Inventory	—	26,096	—	—	26,096
Intangible assets, net	—	508	450,430	—	450,938
Investments	—	45,241	19,885		65,126
Deferred tax assets	—	—	1,083	—	1,083
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	891,625	97,960	—	(989,585)	—
Intercompany accounts receivable	1,567,255	169,446	794	(1,737,495)	—

Other non-current assets	—	885	6,087	—	6,972
Total non-current assets	2,460,632	1,742,145	885,333	(2,727,080)	2,361,030
Total assets	$2,477,192	$1,853,694	$1,392,844	$(2,729,022)	$2,994,708

Current liabilities:
Trade accounts payable	$—	$191,769	$50,225	$—	$241,994
Accrued expenses	14,872	10,087	34,054	—	59,013
Income tax payable	2,746	—	15,267	(2,746)	15,267
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	352	39,252	—	39,604
Other current liabilities	—	3,539	—	—	3,539
Total current liabilities	17,618	207,689	138,798	(4,688)	359,417
Non-current liabilities:
Asset retirement obligation	—	18,586	—	—	18,586
Deferred tax liabilities	5,884	8,470	149,115	2,746	166,215
Debt and capital lease obligations	1,166,777	15,163	6,892	—	1,188,832
Derivative liability	—	—	7,816	—	7,816
Pension liabilities	—	—	3,292	—	3,292
Intercompany accounts payable	49,843	1,577,363	110,289	(1,737,495)	—
Other non-current liabilities	—	1,102	1,557	—	2,659
Total non-current liabilities	1,222,504	1,620,684	278,961	(1,734,749)	1,387,400
Total liabilities	$1,240,122	$1,828,373	$417,759	$(1,739,437)	$1,746,817

Stockholders’ equity:
Common stock	139	—	—	—	139
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,680,838	149,857	1,283,483	(1,433,340)	1,680,838
Accumulated other comprehensive loss	(9,433)	—	(9,433)	9,433	(9,433)
(Deficit) retained earnings	(434,476)	(124,536)	(309,786)	434,322	(434,476)
Total Molycorp stockholders’ equity	1,237,070	25,321	964,264	(989,585)	1,237,070
Noncontrolling interests	—	—	10,821	—	10,821
Total stockholders’ equity	1,237,070	25,321	975,085	(989,585)	1,247,891
Total liabilities and stockholders’ equity	$2,477,192	$1,853,694	$1,392,844	$(2,729,022)	$2,994,708

	At December 31, 2011
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$407,446	$10,758	$651	$—	$418,855
Trade accounts receivable, net	—	58,619	12,060	—	70,679
Inventory	—	52,246	59,697	—	111,943
Deferred charges	—	7,318	—	—	7,318
Prepaid income taxes	—	10,514	—	—	10,514

Prepaid expenses and other current assets	—	17,845	1,890	—	19,735
Total current assets	407,446	157,300	74,298	—	639,044
Non-current assets:
Deposits	1,751	21,362	173	—	23,286
Property, plant and equipment, net	—	500,612	61,016	—	561,628
Inventory	—	4,362	—	—	4,362
Intangible assets, net	—	573	2,499	—	3,072
Investments	—	20,000	—	—	20,000
Goodwill	—	1,977	1,455	—	3,432
Investments in consolidated subsidiaries	150,510	118,879	—	(269,389)	—
Intercompany accounts receivable	476,711	25,870	—	(502,581)	—
Other non-current assets	—	301	—	—	301
Total non-current assets	628,972	693,936	65,143	(771,970)	616,081
Total assets	$1,036,418	$851,236	$139,441	$(771,970)	$1,255,125

Current liabilities:
Trade accounts payable	$—	$139,408	$22,179	$—	$161,587
Accrued expenses	311	11,072	1,515	—	12,898
Deferred tax liabilities	—	1,356	—	—	1,356
Debt	—	—	1,516	—	1,516
Short-term borrowings-related party	—	870	—	—	870
Current portion of asset retirement obligation	—	396	—	—	396
Total current liabilities	311	153,102	25,210	—	178,623
Non-current liabilities:
Asset retirement obligation	—	15,145	—	—	15,145
Deferred tax liabilities	—	18,899	—	—	18,899
Debt	190,877	—	5,668	—	196,545
Intercompany accounts payable	—	489,180	13,401	(502,581)	—
Other non-current liabilities	—	683	—	—	683
Total non-current liabilities	190,877	523,907	19,069	(502,581)	231,272
Total liabilities	$191,188	$677,009	$44,279	$(502,581)	$409,895

Stockholders’ equity:
Common stock	84	—	—	—	84
Preferred stock	2	—	—	—	2
Additional paid-in capital	838,547	149,857	91,158	(241,015)	838,547
Accumulated other comprehensive loss	(8,481)	—	(8,481)	8,481	(8,481)
Retained earnings	15,078	24,370	12,485	(36,855)	15,078
Total stockholders’ equity	845,230	174,227	95,162	(269,389)	845,230
Total liabilities and stockholders’ equity	$1,036,418	$851,236	$139,441	$(771,970)	$1,255,125

	Year Ended December 31, 2012
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$139,257	$415,165	$(25,512)	$528,910
Costs of sales:
Costs excluding depreciation and amortization	—	(153,461)	(352,706)	25,512	(480,655)
Depreciation and amortization	—	(12,094)	(18,816)	—	(30,910)
Gross profit	—	(26,298)	43,643	—	17,345
Operating expenses:
Selling, general and administrative	46	(86,493)	(27,222)	—	(113,669)
Corporate development	(46)	(19,750)	—	—	(19,796)
Depreciation, amortization and accretion	—	(2,220)	(19,995)	—	(22,215)
Research and development	—	(12,984)	(14,812)	—	(27,796)
Impairment of goodwill and other long-lived assets	—	(5,747)	(264,393)	—	(270,140)
Operating loss	—	(153,492)	(282,779)	—	(436,271)
Other (expense) income:
Other expense	—	(37,917)	(881)	—	(38,798)
Foreign exchange (losses) gains, net	—	—	2,872	—	2,872
Interest income (expense), net	(18,118)	(3,496)	(502)	—	(22,116)
Interest income (expense) from intercompany notes	25,157	3,152	(28,309)	—	—
Equity earnings from consolidated subsidiaries	(447,963)	(23,205)	—	471,168	—
	(440,924)	(61,466)	(26,820)	471,168	(58,042)
Loss before income taxes and equity earnings	(440,924)	(214,958)	(309,599)	471,168	(494,313)
Income tax benefit	(8,630)	68,500	(5,795)		54,075
Equity in results of affiliates	—	(2,439)	(1,051)		(3,490)
Net loss	(449,554)	(148,897)	(316,445)	471,168	(443,728)
Net income attributable to noncontrolling interest	—	—	(5,826)		(5,826)
Net loss attributable to Molycorp stockholders	$(449,554)	$(148,897)	$(322,271)	$471,168	$(449,554)

Net loss	$(449,554)	$(148,897)	$(316,445)	$471,168	$(443,728)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(952)		(952)
Comprehensive loss	$(449,554)	$(148,897)	$(317,397)	$471,168	$(444,680)
Comprehensive loss attributable to:
Molycorp stockholders	(449,554)	(148,897)	(311,571)	471,168	(438,854)
Noncontrolling interest	—	—	(5,826)	—	(5,826)
	$(449,554)	$(148,897)	$(317,397)	$471,168	$(444,680)

	Year Ended December 31, 2011
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$365,490	$100,398	$(69,057)	$396,831
Costs of sales:
Costs excluding depreciation and amortization	—	(158,951)	(74,457)	69,057	(164,351)
Depreciation and amortization	—	(9,411)	(4,128)	—	(13,539)
Gross profit	—	197,128	21,813	—	218,941
Operating expenses:
Selling, general and administrative	(7)	(48,296)	(2,454)	—	(50,757)
Corporate development	—	(5,912)	—	—	(5,912)
Depreciation, amortization and accretion	—	(1,378)	(310)	—	(1,688)
Research and development	—	(7,718)	—	—	(7,718)
Operating (loss) income	(7)	133,824	19,049	—	152,866
Other (expense) income:
Other expense	—	(153)	—	—	(153)
Foreign exchange losses, net	—	—	(5,415)	—	(5,415)
Interest (expense) income, net	(499)	248	(137)	—	(388)
Interest income (expense) from intercompany notes	424	(296)	(128)	—	—
Equity earnings from consolidated subsidiaries	117,608	12,485	—	(130,093)	—
	117,533	12,284	(5,680)	(130,093)	(5,956)
Income before income taxes	117,526	146,108	13,369	(130,093)	146,910
Income tax expense	—	(28,500)	(76)	—	(28,576)
Net income	117,526	117,608	13,293	(130,093)	118,334
Net income attributable to noncontrolling interest	—	—	(808)	—	(808)
Net income attributable to Molycorp stockholders	$117,526	$117,608	$12,485	$(130,093)	$117,526

Net income	$117,526	$117,608	$13,293	$(130,093)	$118,334
Other comprehensive income:
Foreign currency translation adjustments	—	—	(8,481)	—	(8,481)
Comprehensive income (loss)	$117,526	$117,608	$4,812	$(130,093)	$109,853
Comprehensive income (loss) attributable to:
Molycorp stockholders	117,526	117,608	4,427	(130,093)	109,468
Noncontrolling interest	—	—	385	—	385
	$117,526	$117,608	$4,812	$(130,093)	$109,853

	Year Ended December 31, 2010
	(in thousands)
Condensed Consolidating Statements of Operations	Parent	Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$35,157	$—	$35,157
Costs of sales:
Costs excluding depreciation and amortization	—	(28,797)	—	(28,797)
Depreciation and amortization	—	(5,694)	—	(5,694)
Gross profit	—	666	—	666
Operating expenses:
Selling, general and administrative	(436)	(44,739)	—	(45,175)
Depreciation, amortization and accretion	—	(1,231)	—	(1,231)
Research and development	—	(2,338)	—	(2,338)
Impairment of long-lived assets	—	(3,100)	—	(3,100)
Operating loss	(436)	(50,742)	—	(51,178)
Other (expense) income:
Other income	—	155	—	155
Interest income, net	249	—	—	249
Equity earnings from consolidated subsidiaries	(50,587)	—	50,587	—
	$(50,338)	$155	$50,587	$404
Net loss	$(50,774)	$(50,587)	$50,587	$(50,774)

	Year Ended December 31, 2012
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$24,382	$(149,975)	$35,958	$—	$(89,635)
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(591,011)	—	(591,011)
Loans to subsidiaries	(683,063)	—	—	683,063	—
Intercompany advances made	(1,009,014)	—	—	1,009,014	—
Repayments from subsidiaries	87,824	—	—	(87,824)	—
Investment in subsidiaries	(350,000)	—	—	350,000	—
Notes receivable to non-guarantor	—	(227,512)	—	227,512	—
Repayments of notes receivable from non-guarantor	—	110,000	—	(110,000)	—
Investment in joint ventures	—	(27,680)	(5,364)	—	(33,044)
Deposits	—	(3,999)	—	—	(3,999)
Capital expenditures	—	(766,951)	(24,518)	—	(791,469)
Acquisition of exploration rights	—	—	(8,167)	—	(8,167)
Other investing activities	—	—	4,761	—	4,761
Net cash (used in) provided by investing activities	(1,954,253)	(916,142)	(624,299)	2,071,765	(1,422,929)
Cash flows provided from financing activities:
Capital contributions from stockholder	390,093	—	—	—	390,093
Capital contributions from Parent	—	—	350,000	(350,000)	—
Repayments of debt		(870)	(227,838)	—	(228,708)
Net proceeds from sale of common stock	132,130	—	—	—	132,130
Issuance of 10% Senior Secured Notes	635,373	—	—	—	635,373
Issuance of 6.00% Convertible Notes	395,712	—	—	—	395,712
Payments of preferred dividends	(11,385)	—	—	—	(11,385)
Dividend paid to noncontrolling interests		—	(5,977)	—	(5,977)
Proceeds from debt	—	—	14,699	—	14,699
Borrowings from parent	—	227,512	455,551	(683,063)	—
Repayments of borrowings to parent	—	(34,327)	(53,497)	87,824	—
Borrowing from guarantor	—	—	227,512	(227,512)	—
Repayments of borrowings to guarantor	—	—	(110,000)	110,000	—
Intercompany advances owed	—	881,179	127,835	(1,009,014)	—
Other financing activities	(2,938)	(115)	1,499	—	(1,554)
Net cash provided by (used in) financing activities	1,538,985	1,073,379	779,784	(2,071,765)	1,320,383
Effect of exchange rate changes on cash	—	—	1,116	—	1,116
Net change in cash and cash equivalents	(390,886)	7,262	192,559	—	(191,065)
Cash and cash equivalents at beginning of the period	407,446	10,758	651	—	418,855
Cash and cash equivalents at end of period	$16,560	$18,020	$193,210	$—	$227,790

	Year Ended December 31, 2011
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash provided by (used in) operating activities	$903	$44,211	$(2,149)	$—	$42,965
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(30,128)	105	—	(30,023)
Cash paid to acquire non-marketable securities	—	(20,000)	—	—	(20,000)
Loans to subsidiaries	(49,430)	—	—	49,430	—
Intercompany advances made	(290,633)	—	—	290,633	—
Deposits	16,449	(13,552)	—	—	2,897
Capital expenditures	—	(294,010)	(8,170)	—	(302,180)
Other investing activities	—	16	(100)	—	(84)
Net cash provided by (used in) investing activities	(323,614)	(357,674)	(8,165)	340,063	(349,390)
Cash flows provided from financing activities:
Repayments of short-term borrowings—related party	—	(3,150)	—	—	(3,150)
Repayments of debt	—	—	(4,428)	—	(4,428)
Net proceeds from sale of preferred stock	199,642	—	—	—	199,642
Net proceeds from sale of Convertible Notes	223,100	—	—	—	223,100
Payments of preferred dividends	(9,015)	—	—	—	(9,015)
Proceeds from debt	—	—	5,131	—	5,131
Intercompany advances owed	—	290,001	632	(290,633)	—
Net borrowings from parent	—	37,370	12,060	(49,430)	—
Net cash provided by financing activities	413,727	324,221	13,395	(340,063)	411,280
Effect of exchange rate changes on cash	—	—	(2,430)	—	(2,430)
Net change in cash and cash equivalents	91,016	10,758	651	—	102,425
Cash and cash equivalents at beginning of the period	316,430	—	—	—	316,430
Cash and cash equivalents at end of period	$407,446	$10,758	$651	$—	$418,855

	Year Ended December 31, 2010
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(187)	$(28,530)	$—	$(28,717)
Cash flows from investing activities:
Investment in consolidated subsidiary	(15,000)	—	15,000	—
Deposits	(18,200)	(8,000)	—	(26,200)
Capital expenditures	—	(33,129)	—	(33,129)
Intercompany advances made	(43,931)	—	43,931	—
Other investing activities	—	(102)	—	(102)
Net cash used in investing activities	(77,131)	(41,231)	58,931	(59,431)
Cash flows provided from financing activities:
Capital contributions from original stockholders	15,000	—	—	15,000
Capital contributions from parent company	—	15,000	(15,000)	—
Repayments of short-term borrowings—related party	—	(1,107)	—	(1,107)
Net proceeds from sale of common stock in conjunction with initial public offering	378,633	—	—	378,633
Proceeds from short-term borrowings—related party	—	5,008	—	5,008
Intercompany advances owed	—	43,931	(43,931)	—
Other financing activities	115	—	—	115
Net cash provided by financing activities	393,748	62,832	(58,931)	397,649
Net change in cash and cash equivalents	316,430	(6,929)	—	309,501
Cash and cash equivalents at beginning of the period	—	6,929	—	6,929
Cash and cash equivalents at end of period	$316,430	$—	$—	$316,430

At December 31, 2012, a cash flow classification error in the previously presented 2011 and 2010 cash flow statements was identified for advances received by Guarantor and Non-Guarantor Subsidiaries from the Parent. To correct the error, the Company determined a change in the presentation of advances received by the Guarantor and Non-Guarantor Subsidiaries was required to present borrowings from the Parent to the Guarantor of $290.0 million in 2011 and $43.9 million in 2010 and from the Parent to the Non-Guarantor Subsidiaries of $0.6 million in 2011 as a financing activity in their cash flow statements, rather than as an investing activity  as previously presented to conform to the guidance outlined in ASC 230. This guidance states that proceeds from borrowings should be reflected as a financing activity.  The impact of these revisions is not material to the related financial statements taken as a whole.  The revised change in presentation to appropriately reflect these borrowings as financing activities in 2011 and 2010 is outlined below.

Guarantor Subsidiaries	As reported	Adjustment	Revised
2011
Intercompany advances made	$290,001	$(290,001)	—
Net cash used in investing activities	$(67,673)	$(290,001)	$(357,674)
Intercompany advances owed	—	$290,001	$290,001
Net cash provided by financing activities	$34,220	$290,001	$324,221

2010
Intercompany advances made	$43,931	$(43,931)	—
Net cash used in investing activities	$2,700	$(43,931)	$(41,231)
Intercompany advances owed	—	$43,931	$43,931
Net cash provided by financing activities	$18,901	$43,931	$62,832

Non-Guarantor Subsidiaries	As reported	Adjustment	Revised
2011
Intercompany advances made	$632	$(632)	—
Net cash used in investing activities	$(7,533)	$(632)	$(8,165)
Intercompany advances owed	$—	$632	632
Net cash provided by financing activities	$12,763	$632	$13,395

2010
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	—	—	—

The Company will revise the September 30, 2012 unaudited condensed consolidated financial statements to reflect the revisions discussed above in the Quarterly Report to be filed on Form 10-Q for the quarter ended September 30, 2013.

(28)	Unaudited Supplementary Data
The following is a summary of the selected quarterly financial information (unaudited):

	2012
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues	$84,470	$104,577	$205,604	$134,259
Gross profit (loss)	$31,027	$(4,073)	$10,864	$(20,473)
Loss before income taxes and equity earnings	$(5,434)	$(93,970)	$(43,745)	$(351,164)
Net loss	$(3,478)	$(66,924)	$(15,451)	$(357,875)
Net loss attributable to Molycorp stockholders	$(3,478)	$(67,604)	$(18,891)	$(359,581)

Loss per share of common stock: (a)
Basic	$(0.07)	$(0.71)	$(0.19)	$(2.91)
Diluted	$(0.07)	$(0.71)	$(0.19)	$(2.91)

	2011
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues	$26,261	$99,615	$138,050	$132,905
Gross profit	$9,584	$56,692	$82,392	$70,272
(Loss) income before income taxes and equity earnings	$(1,999)	$42,143	$64,157	$42,607
Net (loss) income	$(2,198)	$48,755	$45,101	$26,674
Net (loss) income attributable to Molycorp stockholders	$(2,198)	$47,787	$45,356	$26,579

(Loss) income per share of common stock: (a)
Basic	$(0.04)	$0.54	$0.51	$0.27
Diluted	$(0.04)	$0.53	$0.49	$0.26

(a)
The sum of the quarterly income (loss) per share may be different than the per share amount for the year as the calculation for each quarter is based on the weighted average shares outstanding for that period.

(29)	Subsequent Events
Public Offerings
On January 30, 2013, the Company issued 37,500,000 shares of its common stock at a price per share of $6.00 (the “2013 Primary Shares”), and $150.0 million aggregate principal amount of its 5.50% Convertible Senior Notes due 2018 (the “5.50% Convertible Notes”) in separate registered public offerings. The underwriters of such offerings had the option to purchase, within a 30 days period, an additional 5,625,000 shares of the 2013 Primary Shares at a price per share of $6.00, and an additional $22.5 million aggregate principal amount of the 5.50% Convertible Notes. The purchase option on the 2013 Primary Shares was exercised on February 5, 2013 and the purchase option on the 5.50% Convertible Notes was exercised on March 1, 2013. The underwriters received a 6.00% fee in the form of an underwriter's discount for the 2013 Primary Shares. Certain officers, directors and other related parties of the Company participated in offering of the 2013 Primary Shares by purchasing 15,016,666 of the total 2013 Primary Shares issued, and $20.5 million of the 5.50% Convertible Notes. No underwriting fees were charged to the Company for the purchases of the 2013 Primary Shares by the insiders . After deducting the underwriting discounts and commissions, total net proceeds from the issuance of the 5.50% Convertible Notes were $165.6 million, and total net proceeds from the issuance of the 2013 Primary Shares were $248.6 million.
The 5.50% Convertible Notes will be Molycorp's senior unsecured obligations and will pay a 5.50% interest semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The 5.50% Convertible Notes are convertible at any time into shares of Molycorp's common stock, cash, or a combination thereof, at Molycorp's election. The conversion rate will initially be 138.8889 shares of Molycorp common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $7.20 per share of Molycorp's common stock), subject to customary adjustments. The 5.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted in accordance with their terms prior to that date. Molycorp will have the right to redeem the 5.50% Convertible Notes on or after February 1, 2016 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.
The Company intends to use the net proceeds received from the 2013 Primary Shares offering and the 5.50% Convertible Notes offering to fund current capital needs for capital expenditures and other cash requirements for 2013, including, without limitation, capital expenditures at its Molycorp Mountain Pass facility.
Concurrently with the 2013 Primary Shares and the 5.50% Convertible Notes offerings, the Company entered into a share lending agreement with MSCS under which it has agreed to loan to MSCS up to 7,666,666 shares of common stock (the “2013 Borrowed Shares”), of which 6,333,333 shares were offered through Morgan Stanley at a price per share of $6.00 in a registered public offering. The Company entered into this share lending agreement to facilitate the 5.50% Convertible Notes offering. The Company received no proceeds from the 2013 Borrowed Shares, but only a nominal lending fee from MSCS for the use of these loaned shares. The 2013 Borrowed Shares are issued and outstanding for corporate law purposes. However, based on certain contractual undertakings of MSCS in the share lending agreement that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the 2013 Borrowed Shares, these loaned shares will not be considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.
Preferred stock dividend
In February 2013, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock to be paid on March 1, 2013 to holders of record at the close of business on February 15, 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on its evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2012, so to provide reasonable assurance that material information required to be disclosed in reports the Company files or submits under the Exchange Act is made known to them timely.
We acquired the predecessor of Molycorp Minerals Canada ULC in the second quarter of 2012 and we have excluded Molycorp Minerals Canada ULC from our assessment of the effectiveness of our internal control over financial reporting. As such, the scope of our assessment of the effectiveness of our controls and procedures does not include Molycorp Minerals Canada ULC. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Management's annual report on internal control over financial reporting
The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control—Integrated Framework," the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.
The Company's management excluded from its assessment of internal control over financial reporting the operations of Molycorp Minerals Canada ULC, the predecessor of which was acquired on and consolidated by the Company as of June 11, 2012. The acquired operation had total assets and total revenues, on a combined basis, representing approximately 40% and 58%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual report on Form 10-K.
Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item, other than the information regarding our executive officers, is incorporated herein by reference to the information provided in our definitive proxy statement for the 2013 annual meeting of stockholders to be filed within 120 days from December 31, 2012.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2013 annual meeting of stockholders to be filed within 120 days from December 31, 2012.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2013 annual meeting of stockholders to be filed within 120 days from December 31, 2012.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2013 annual meeting of stockholders to be filed within 120 days from December 31, 2012.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2013 annual meeting of stockholders to be filed within 120 days from December 31, 2012.

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

See the Exhibits Index at the end of this document and is incorporated by reference herein.

(b)	Exhibits
The response to this portion of Item 15 is included under (a)(3) of this Item 15.

(c)	Financial Statement Schedules
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLYCORP, INC.

By: /s/ Constantine E. Karayannopoulos
Constantine E. Karayannopoulos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Constantine E. Karayannopoulos Constantine E. Karayannopoulos	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 17, 2013
/s/ Michael F. Doolan Michael F. Doolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2013
* Ross R. Bhappu	Chairman of the Board	March 17, 2013
* Russell D. Ball	Director	March 17, 2013
* Brian T. Dolan	Director	March 17, 2013
John Graell	Director	March 17, 2013
* Charles R. Henry	Director	March 17, 2013
* Mark S. Kristoff	Director	March 17, 2013
* Alec Machiels	Director	March 17, 2013
* Jack E. Thompson	Director	March 17, 2013

_______________________________________________________________________________
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By: /s/ Michael F. Doolan
    (Attorney-in-Fact)

GLOSSARY OF SELECTED REEs, RARE METALS AND MINING TERMS
The following is a glossary of selected REEs, rare metals and mining terms used in this Annual Report on Form 10-K that may be technical in nature:

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

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of April 1, 2011, by and among Molycorp, Inc., Molycorp Minerals, LLC and Aktsiaselts Silmet Grupp (incorporated by reference to Exhibit 2.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on April 7, 2011).

2.2
Stock Purchase Agreement, dated as of April 1, 2011, by and between Molycorp Minerals, LLC and Treibacher Industrie AG (incorporated by reference to Exhibit 2.2 to Molycorp's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on April 7, 2011).

2.3
Securities Purchase Agreement, dated January 31, 2012, by and between Molycorp, Inc. and Molibdenos y Metales S.A. (incorporated by reference to Exhibit 10.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on May 10, 2012).

2.4
Arrangement Agreement, dated March 8, 2012, by and among Molycorp, Inc., 0934634 B.C. Ltd. and Neo Material Technologies Inc. (incorporated by reference to Exhibit 2.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 14, 2012).

3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on August 9, 2012).

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

3.4
Certificate of Designations of The Special Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on June 6, 2012).

4.1
Form of Certificate of Molycorp, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to Molycorp, Inc.'s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).

4.2
Indenture, dated as of June 15, 2011, between Molycorp, Inc., and Wells Fargo Bank, National Association, as trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on June 16, 2011).

4.3
Indenture, dated May 25, 2012, among Molycorp, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the Form of 10% Senior Secured Note due 2020) (incorporated by reference to Exhibit 4.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on May 30, 2012).

4.4
Form of First Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee (including Form of Note) (incorporated by reference to Exhibit 4.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 22, 2012).

4.5
Form of Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee (including Form of Note) (incorporated by reference to Exhibit 4.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 30, 2013).

4.6
Indenture, dated June 2, 2011, between Neo Material Technologies Inc. and Computershare Trust Company of Canada, as trustee (including the Form of Convertible Debentures) (incorporated by reference to Exhibit 4.2 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on August 9, 2012).

4.7
Indenture, dated June 11, 2012, between Molycorp, Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.3 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on August 9, 2012).

10.1
Registration Rights Agreement, dated April 15, 2010, by and among Molycorp, Inc. and the parties listed therein (incorporated by reference to Exhibit 10.6 to Molycorp, Inc.'s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).

10.2	*
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7 to Molycorp, Inc.'s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on May 25, 2010).

10.3	*
Molycorp, Inc. Amended and Restated Management Incentive Compensation Plan, effective as of December 20, 2010 (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on December 21, 2010).

10.4	*
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between Molycorp, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.3 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012).

10.5	*
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between Molycorp, Inc. and John F. Ashburn, Jr. (incorporated by reference to Exhibit 10.5 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012).

10.6	*
Amended and Restated Executive Employment Agreement, dated February 28, 2012, between Molycorp, Inc. and John L. Burba (incorporated by reference to Exhibit 10.6 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012).

10.7
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

10.9	*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).

10.10	*
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).

10.11	*
Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).

10.12	*
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and Douglas J. Jackson (incorporated by reference to Exhibit 10.8 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on May 10, 2012).

10.13	*
Molycorp, Inc. Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to Molycorp, Inc.'s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on January 24, 2011).

10.14	*
Molycorp, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on December 21, 2010).

10.15	*
Amended and Restated Executive Employment Agreement, dated February 28, 2012, by and between Molycorp, Inc. and John K. Bassett (incorporated by reference to Exhibit 10.9 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on May 10, 2012).

10.16	*
Change Order to Purchase Agreement, dated as of February 28, 2011, between Molycorp Minerals, LLC and Quinn Process Equipment Co (incorporated by reference to Exhibit 10.27 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 9, 2011).

10.17	*
Form of Restricted Stock Units Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) file with the Securities and Exchange Commission on August 11, 2011).

10.18	*
Amendment No. 1 to Molycorp Inc. Amended and Restated Management Incentive and Compensation Plan, effective as of December 20, 2010 (incorporated by reference to Exhibit 10.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 10, 2011).

10.19	*
Form of Restricted Stock Units Agreement for Non-employee Directors Deferred Compensation Plan Participants (incorporated by reference to Exhibit 10.2 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 10, 2011).

10.20	*
Form of MICP Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.29 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on February 28, 2012).

10.21	*
Molycorp, Inc. Severance Pay Plan for Management Employees, effective as of December 7, 2011 (incorporated by reference to Exhibit 10.30 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on February 28, 2012).

10.22	*
Summary of Molycorp, Inc. 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012).

10.23	*
Form of Performance-Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012).

10.24
Registration Rights Agreement, dated May 25, 2012, among Molycorp, Inc., the Guarantors (as defined therein) and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on May 30, 2012).

10.25	*
Molycorp, Inc. 2012 Employee Stock Purchase Plan, effective as of May 31, 2012 (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on June 6, 2012).

10.26	*	Separation Agreement and General Release, dated December 22, 2012, between Molycorp, Inc. and Mark A. Smith.
10.27	*	Consulting Agreement, dated December 22, 2012, between Molycorp, Inc. and Mark A. Smith.
10.28
Share Lending Agreement, dated August 17, 2012, by and between the Company, as Lender, and Morgan Stanley Capital Services LLC, as Borrower (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 22, 2013).

10.29
Share Lending Agreement, dated as of January 24, 2013, by and between the Company, as Lender, and Morgan Stanley Capital Services LLC, as Borrower (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 30, 2013).

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
_______________________________________________________________________________
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b).