Form 10-K/A
period 2012-12-31
Molycorp, Inc.
filed 2013-04-30
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter: $1,504,675,694
As of April 26, 2013, the registrant had 188,572,122 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Form 10‑K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2013. The Company is filing this Amendment No. 1 to the Form 10-K (“Form 10‑K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2013 annual meeting of stockholders, because the Company's definitive proxy statement will not be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2012. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company's Form 10-K and the Company's other filings with the SEC.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
The following persons serve as directors of the Company as of April 30, 2013.
Russell D. Ball, age 45, has been a director since March 2010. Since July 2007, Mr. Ball has been the chief financial officer, and since October 2008, he has been an executive vice president and chief financial officer of Newmont Mining Corporation, a gold mining and production company. Before becoming chief financial officer, Mr. Ball held a variety of senior positions with Newmont Mining Corporation, including vice president and controller from 2004 until 2007. Mr. Ball is both a chartered accountant in South Africa and a certified public accountant in the United States. Mr. Ball brings a unique and important understanding of finance and accounting in the global mining industry to the Board.
Ross R. Bhappu, age 53, has been the Chairman of the Board since September 2008. Since 2005, Mr. Bhappu has been a partner with Resource Capital Funds, a series of private equity funds investing in the mining and minerals industry, and from 2001 until 2005, Mr. Bhappu was vice president/principal of Resource Capital Funds. Mr. Bhappu has served on the board of directors of Ambre Energy Limited, an integrated mine-to-market coal group, since December 2011, and he has been a director of Traxys S.A., a metal trading and distribution company, since January 2007. Previously, Mr. Bhappu served on the board of directors of EMED Mining Public Ltd., a copper mining company from October 2008 until January 2012; Constellation Copper Corporation, a copper mining company, from July 2002 until November 2007; and Anglo Asian Mining, a gold mining company, from November 2005 until September 2006. Mr. Bhappu has prior experience constructing and operating complex mining and processing operations, as well as mining-related merger and acquisition activities. He was previously employed by Newmont Mining Corporation, GTN Copper Corporation, a copper mining company, and Cyprus Minerals Company, a diversified mining company. Mr. Bhappu holds a Ph.D. in Mineral Economics from the Colorado School of Mines and B.S. and M.S. degrees in Metallurgical Engineering from the University of Arizona. With his comprehensive knowledge of the global mining and mineral processing industries and mining merger and acquisition activities as well as his extensive board experience, Mr. Bhappu is a key member of the Board.
Brian T. Dolan, age 72, has been a director since September 2008. Until December 31, 2011, when he retired, Mr. Dolan served as a partner of Resource Capital Funds, a series of private equity funds investing in the mining and minerals industry, and RCF Management, L.L.C., a company that provides management services to the several Resource Capital Funds, from January 2002 until December 2011. Mr. Dolan is currently serving as a member of the board of directors of Tarn Drilling LLC (formerly Connors Drilling LLC), a provider of diamond drilling and reverse circulation drilling services to the mining industry. From 1970 to 2001, Mr. Dolan practiced law with the firm Davis Graham & Stubbs LLP of Denver, Colorado, specializing in natural resources law. Mr. Dolan’s extensive and ongoing experience as a director of a wide spectrum of companies makes him a vital part of the Board.
John Graell, age 58, has been a director since March 2012. Since 1992, Mr. Graell has served as the chief executive officer of Molibdenos y Metales S.A., or Molymet, a manufacturer and processor of molybdenum. Mr. Graell serves on the boards of directors of several private companies in the metals and mining industry. Mr. Graell also served as president of the International Molybdenum Association, a non-profit trade association, from 2001 through 2005. Mr. Graell holds a degree in Industrial Engineering from Universidad de Chile. Mr. Graell brings to the Board extensive and ongoing experience as a chief executive officer of a company and director of several private companies involved in the global mining and mineral processing industries.
Pursuant to the terms of a securities purchase agreement, dated January 31, 2012, or the Purchase Agreement, by and between the Company and Molymet, the Company agreed to increase the size of the Board, and Molymet was given the right to nominate a member of the Board to serve as a Class II director of the Company (i) effective as of the closing of the transaction on March 8, 2012, which the Company refers to as the Closing, and (ii) at every annual meeting of the stockholders of the Company at which Class II directors are generally elected, for so long as Molymet and its affiliates beneficially own, during the period from the Closing until the three-year anniversary thereof, at least 50% of the number of shares of the Company’s common stock acquired pursuant to the Purchase Agreement, and, from and after the three-year anniversary of the Closing, at least five percent of the aggregate shares of the Company’s common stock then outstanding. Pursuant to the terms of the Purchase Agreement, the Board increased the number of Class II directors of the Company from two to three and Mr. Graell was recommended to the Nominating and Corporate Governance Committee as a director nominee by Molymet. The Nominating and Corporate Governance Committee recommended to the Board that Mr. Graell be nominated as a Class II director and the Board elected Mr. Graell as a Class II director, and nominated him for election as a Class II director of the Company to serve until his successor is elected and qualified or until his earlier resignation or removal.
Charles R. Henry, age 75, has been a director since August 2009. Mr. Henry is currently the president of CRH, Inc., a consulting firm specializing in federal government acquisition issues, and has been associated with CRH, Inc. since its formation in 1993. From 2005 to 2007, Mr. Henry was the chief operating officer of CEG Company, a leading producer of wiring harnesses for military vehicles. From October 2001 to January 2004, he organized and served as chief executive officer of the Veteran Corporation, a congressionally mandated non-profit organization designed to promote veteran business interests. He has served on the board of directors of Gaming Partners International, a gaming products company, since June 2006. Mr. Henry is a retired two-star general who served 32 years in the U.S. Army. In 1990, Mr. Henry was chosen by the Bush Administration to consolidate all Department of Defense contract administration into one central business entity, resulting in increased efficiency and monetary savings. With his strong background in management, Mr. Henry brings significant organizational acumen to the Board.
Constantine Karayannopoulos, age 52, was appointed President and Chief Executive Officer in December 2012, and has served as Vice Chairman and Director since June 2012. A professional engineer, he previously served as President and Chief Executive Officer of Neo Material Technologies, or Neo, from 2005 until Molycorp acquired Neo in June 2012. Prior to that, Mr. Karayannopoulos was the Executive Vice President and Chief Operating Officer of Neo, and also served as Vice President and General Manager of Neo’s rare earths business unit and Vice-President, Sales. Before joining Neo, Mr. Karayannopoulos was a Manager of Business Development at Praxair Canada Inc., a manufacturer of industrial gases, and managed their new business acquisition efforts in Eastern Canada, as well as their commercial development activities in the Chemical, Petrochemical and Refining industries across Canada. From 1986 to 1994, he was in the Linde Division of Union Carbide Canada (now, Praxair Canada Inc.) as a Market Development Specialist, assuming successively more senior roles. Mr. Karayannopoulos is a Director of the Canada China Business Council, a Director of Lithium Americas Corp., and is a member of the Advisory Board at the University of Toronto’s Department of Chemical Engineering and Applied Chemistry. He holds Bachelor and Master of Applied Science degrees in Chemical Engineering from the University of Toronto. Mr. Karayannopoulos brings broad management experience and a comprehensive knowledge of the rare earths and magnetics industries to the Board.
Mark S. Kristoff, age 51, has been a director since September 2008. Since April 2005, Mr. Kristoff has been the chief executive officer of the Traxys Group, a global metal trading, marketing and distribution company. Before becoming chief executive officer, Mr. Kristoff was the chief operating officer of the Traxys Group from its founding in January 2003 until April 2005. Prior to the formation of the Traxys Group, Mr. Kristoff was the president of Considar Inc., a ferroalloys supplier, from 1991 until 2003. Mr. Kristoff graduated from Cornell University with a B.A. in Economics in 1984. Mr. Kristoff’s experience in global trading, financing, supply chain management, and distribution of metals and rare earth elements, or REEs, provides valuable insight to the Board regarding existing and potential opportunities in the rare earths markets.
Alec Machiels, age 40, has been a director since September 2008. Mr. Machiels has served as a partner at Pegasus Capital Advisors, L.P., a private equity fund manager, since May 2006. Prior to becoming a partner at Pegasus, Mr. Machiels was vice president from June 2004 until May 2006, and an associate from August 2002 until June 2004. Mr. Machiels served as a member of the board of directors of Coffeyville Resources, LLC, an oil refinery and ammonia plant in Coffeyville, Kansas, from 2003 until 2005, as well as a member of the board of directors of Merisant Worldwide, Inc., a manufacturer and distributor of sugar substitute sweeteners, from 2005 until 2010. He has served on the board of directors of Traxys S.A., a metal trading and distribution company, since January 2006. He started his career as a financial analyst in the Financial Services Group at Goldman Sachs International in London and in the Private Equity Group at Goldman, Sachs & Co. in New York from July 1996 until June 1999. From July 2001 to July 2002, Mr. Machiels served as chief executive officer and chairman of Potentia Pharmaceuticals, Inc. Mr. Machiels received a M.B.A. from Harvard Business School in 2001. Mr. Machiels also received a masters in law from KU Leuven Law School in Belgium and a masters in international economics from Konstanz University in Germany. His strong background in financial management and investment in commodity-related businesses provides the Board with a valuable perspective on strategic, financial and capital raising matters.
Jack E. Thompson, age 63, has been a director since August 2009. From December 2001 until April 2005 he was the vice chairman of Barrick Gold Corporation, a gold mining company. Mr. Thompson has served as a member of the boards of directors of Tidewater, Inc., an offshore oil services company, since February 2005, and Anglo American, a mining company, since November 2009. Previously, Mr. Thompson served as a member of the board of directors of: Stillwater Mining Co., a palladium and platinum mining company, from March 2003 until July 2007; Rinker Group Limited, a sand and gravel company, from May 2006 until April 2007; Centerra Gold Inc., a gold mining company, from May 2009 until May 2010; Phelps Dodge Corporation, a copper mining company, from January 2003 until March 2007; and Century Aluminum Co., an aluminum smelting company, from February 2005 to June 2011. Mr. Thompson brings extensive knowledge of the global mining and oil industries and broad management experience to the Board.
EXECUTIVE OFFICERS
The following persons serve as executive officers of the Company as of April 30, 2013.

Name	Age	Position
Constantine E. Karayannopoulos	52	President and Chief Executive Officer, Director and Vice-Chairman
Michael F. Doolan	61	Executive Vice President and Chief Financial Officer
Kevin W. Johnson	56	Executive Vice President and General Counsel
Geoffrey R. Bedford	46	Executive Vice President and Chief Operating Officer

Michael F. Doolan was appointed Executive Vice President and Chief Financial Officer in June 2012. Previously, he was Executive Vice President, Finance, and Chief Financial Officer of Neo from 2005 until Molycorp acquired Neo in June 2012. He also served as Senior Vice President and Chief Financial Officer of Falconbridge Limited of Toronto, a natural resources company involved in the exploration, mining, processing, and marketing of various metal and mineral products, since 2002, prior to its merger with Noranda, Inc. in 2005. Mr. Doolan has over 25 years of experience in all aspects of financial management with specific expertise in international mergers and acquisitions, offshore financing structures and international treasury management.
Kevin W. Johnson was the Company’s Vice President and Deputy General Counsel from July 2011 to March 2013 and was promoted to the position of Executive Vice President and General Counsel on March 22, 2013. From January 2004 through July 2011, he was a partner of Holland & Hart LLP, a law firm with headquarters in Denver, Colorado. From 1999 to 2003, he was Of Counsel to Holland & Hart. From 1985 to 1999, he was a lawyer for The Dow Chemical Company, a specialty Chemicals company, serving in various positions in the United States and Europe. Mr. Johnson received a Bachelor of Arts degree, with honors, in History and Government from Harvard University in 1980, a Master of Science degree in Industrial Relations from the London School of Economics in 1983, and a Juris Doctor degree from the J. Reuben Clark Law School at Brigham Young University in 1984. Mr. Johnson is licensed to practice law in the State of Colorado.
Geoffrey R. Bedford was appointed Executive Vice President and Chief Operating Officer in March 2013. He served as Executive Vice President of Rare Earths and Magnetics from June 2012 to March 2013 and Executive Vice President for the Performance Materials Division of Neo from 2005 until Molycorp acquired Neo in June 2012. He also served as Executive Vice President, Finance and Chief Financial Officer at Neo. Prior to joining Neo in July 1999, he held successively senior financial positions with two manufacturing firms, one being the Senior Manager of Operations Finance for Woodbridge Corporation, a large multinational automotive parts company. He began his professional career with Price Waterhouse and has a broad range of management, MIS and financial experience. He is a Chartered Accountant and holds a Masters of Business and Administration from Northwestern University, a graduate of the Kellogg-Schulich EMBA program.
THE BOARD OF DIRECTORS AND ITS COMMITTEES
Committees
The Board has four standing committees: the Audit and Ethics Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Health, Environment, Safety and Sustainability Committee. The members of such committees are as follows:

Audit and Ethics Committee Russell D. Ball, Chairman Charles R. Henry Jack E. Thompson	Compensation Committee Jack E. Thompson, Chairman Brian T. Dolan Mark S. Kristoff
Nominating and Corporate Governance Committee Mark S. Kristoff, Chairman Ross R. Bhappu John Graell Alec Machiels	Health, Environment, Safety and Sustainability Committee Charles R. Henry, Chairman Brian T. Dolan Constantine Karayannopoulos

The Board has adopted a written charter for each of the Audit and Ethics Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Health, Environment, Safety and Sustainability Committee. Committee charters are reviewed annually. These charters, as well as the Company’s Code of Business Conduct and Ethics and the Company’s Corporate Governance Guidelines, are posted and available on the Company’s website at www.molycorp.com. The information on or accessible through the Company’s website is not a part of or incorporated by reference into this Form 10-K/A.
Audit and Ethics Committee
The Audit and Ethics Committee, among other things, oversees the Company’s accounting practices and processes, system of internal controls, independent auditor relationships, financial statement audits and audit and financial reporting processes. All the members of the Company’s Audit and Ethics Committee are independent under the rules of the New York Stock Exchange, or NYSE, and Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act. Each committee member is financially literate within the requirements of the NYSE and Mr. Ball is an audit committee financial expert within the applicable rules of the SEC and the NYSE.
Nomination of Directors by Stockholders
There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors subsequent to the disclosures of such procedures incorporated by reference in the Company’s previous Annual Report on Form 10-K.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the SEC and the NYSE. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based upon the review of the copies of Section 16(a) forms received by the Company, and upon written representations from reporting persons concerning the necessity of filing a Form 5 Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2012, all filing requirements applicable to reporting persons were met, except that due to administrative error, one Form 4 filing reporting two transactions was filed late by Mr. Kristoff.
ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
The following Compensation Discussion and Analysis provides information about the 2012 compensation program for the Company’s named executive officers, whose compensation is detailed in the 2012 Summary Compensation Table below and the other executive compensation tables and narratives contained in this Form 10‑K/A. The following information includes (1) the overall objectives of the Company’s 2012 named executive officer compensation program and what it was designed to reward, (2) each element of compensation that was provided to the Company’s named executive officers for 2012 and (3) an explanation of the Compensation Committee’s key decisions, actions and rationale regarding the 2012 compensation of the Company’s named executive officers, including how each compensation element and the Company’s decisions regarding the element fit into the Company’s overall compensation objectives and affect decisions regarding other compensation elements, if at all.
For 2012, the Company’s named executive officers include the following three current executive officers:

Name	Title
Constantine E. Karayannopoulos	President and Chief Executive Officer, Director and Vice-Chairman
Michael F. Doolan	Executive Vice President and Chief Financial Officer
Geoffrey R. Bedford	Executive Vice President and Chief Operating Officer

In addition, the following former executive officers are also considered the Company’s named executive officers for 2012:

Name	Title
James S. Allen	Senior Vice President Finance and Treasurer (former Chief Financial Officer and Treasurer)
Mark A. Smith	Former President and Chief Executive Officer
John F. Ashburn, Jr.	Former Executive Vice President and General Counsel
John L. Burba	Former Executive Vice President and Chief Technology Officer

Executive Summary
Molycorp’s Business
Molycorp is one of the world’s leading global rare earth companies, and the only one that operates a vertically integrated, global supply chain that combines a world-class rare earth resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium.
The Company’s vertically integrated, global manufacturing supply chain is comprised of a workforce of approximately 2,700 scientists, engineers, chemists, technologists, and highly skilled workers in 27 locations across 11 countries. The Company’s vertical integration allows the Company to operate multiple product supply chains, serves as a highly reliable supplier of advanced rare earth and rare metal materials, and provides price visibility to customers worldwide.
The Company’s business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. The Resources segment includes the Company’s operations at the Molycorp Mountain Pass Rare Earth Facility, which the Company refers to as the Molycorp Mountain Pass facility, home to one of the world’s largest and richest deposits of rare earths (including light, mid, and heavy rare earths). At the Molycorp Mountain Pass facility, the Company conducts rare earth minerals extraction to produce: rare earth concentrates; rare earth oxides, or REO, including lanthanum, cerium, neodymium, praseodymium, and yttrium; heavy rare earth concentrates, which include samarium, europium, gadolinium, terbium, dysprosium, and others; and SorbXTM, a line of proprietary rare earth-based water treatment products, formerly known as XSORBX.
The Chemicals and Oxides segment includes: production of REO at the Company’s operations at Molycorp Silmet; separated heavy REO and other custom engineered materials from the Company’s facilities in Jiangyin, Jiangsu Province, China; and production of rare earth oxides, salts of rare earth elements, or REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Company’s facilities in Zibo, Shandong Province, China. Rare earth and zirconium applications from products made in this segment include catalytic converters, computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.
The Magnetic Materials and Alloys segment includes: the production of Neo Powders™ through the Company’s wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand, under the Molycorp Magnequench brand. This operating segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at the Molycorp Metals and Alloys, or MMA, facility, located in Tolleson, Arizona. Neo Powders™ are used in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size, and reduced weight.
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
The Molycorp Mountain Pass facility has been producing rare earth products for approximately 60 years. Upon reaching a planned annual run rate of 19,050 metric tons (or mt) of REO by mid-2013, and upon completion of the chloralkali plant (expected later in 2013), the Company expects its Molycorp Mountain Pass facility to have production cash costs lower than those publicly reported for China by government officials and those reported for other non-Chinese rare earth projects. Although the modernization and expansion of the Company’s Molycorp Mountain Pass facility was planned to allow an expanded run rate of up to 40,000 mt of REO per year, the Company will not expand production beyond the initial planned run rate unless market demand, product pricing, capital availability and financial returns justify such production.
Recent Executive Officer Transitions
As indicated above, the Company has recently experienced several key executive officer transitions. Mr. Smith ceased being the Company’s President and Chief Executive Officer on December 10, 2012. Mr. Karayannopoulos, one of the Company’s directors, has served as President and Chief Executive Officer since then. On June 11, 2012, the Company appointed Mr. Doolan as Executive Vice President and Chief Financial Officer, and appointed Mr. Allen as Senior Vice President Finance and Treasurer. On March 22, 2013, Mr. Burba ceased serving as the Company’s Executive Vice President and Chief Technology Officer and Mr. Ashburn, Jr. ceased serving as the Company’s Executive Vice President and General Counsel. On February 27, 2013, the Company notified Mr. Allen that his employment agreement would not be renewed past June 1, 2013 but his employment would continue without a fixed term agreement in place.
As a result of these transitions, the Company’s CD&A and the related compensation tables and narratives cover seven named executive officers for 2012 and analyze a variety of compensation decisions and actions, some of which were made specifically in reaction to or reflect these transition events. Not all of the named executive officers participated in or received all of the compensation elements described in this CD&A. For example, Mr. Karayannopoulos received limited Chief Executive Officer compensation for his service to the Company in that capacity during 2012, and did not participate in some of the programs in which the Company’s other named executive officers participated. In addition, some of the Company’s named executive officers joined the Company after the Company’s mid-year acquisition of Neo and thus received different elements of compensation from the Company compared to the Company’s executives who were serving at the beginning of 2012. When discussing each compensation element in this CD&A, the Company explains the degree to which each named executive officer participated in or was eligible for the described elements. In general, any compensation decisions that the Company’s Compensation Committee makes for the Company’s executive officers for 2013 are expected to affect only Messrs. Karayannopoulos, Doolan and Bedford among the Company’s current named executive officers, as well as any new executive officers added for 2013.
2012 Business Highlights
During 2012, the Company transitioned from a development stage company to a vertically integrated global producer of advanced rare earth materials, with full-year revenues of $528.9 million, a 33% increase over the prior year (including approximately six months of revenue from Neo, formerly referred to as Neo or Neo Materials and now known as – and referred to throughout the compensation disclosure as – Molycorp Minerals Canada ULC or Molycorp Canada). The Company generated a gross profit of $17.3 million in 2012, as compared to $218.9 million during the prior year. Gross profit decreased from the prior year as a result of significantly lower pricing and the increased production costs, offset in part by increased volumes and the partial-year inclusion of Molycorp Canada.
The Company focused on the reorganization of the Company’s operations following this acquisition and, by the end of 2012, all key production assets at the Molycorp Mountain Pass facility were operational and ramping up to deliver what the Company expects to be the facility’s initial annual run rate of 19,050 mt of REO equivalent by mid-year 2013. In 2012, the Company reported a loss attributable to common stockholders of $460.9 million (largely due to a goodwill impairment of approximately $264 million), compared to a profit of $117.5 million in the prior year.

In May 2012, Molycorp issued $650.0 million in aggregate principal amount of senior secured notes due 2020, which issuance raised total net proceeds of approximately $635.4 million, a substantial portion of which was used to fund the Company’s acquisition of Molycorp Canada.
On June 11, 2012, the Company completed the acquisition of all of the outstanding equity of Molycorp Canada. This acquisition allowed the Company to become a leading global producer, processor and developer of NdFeB magnetic powder, or Neo Powders, rare earths and zirconium based engineered materials and applications, and other rare metals and their compounds. These innovative products are essential in many of today’s high-technology products. Neo Powders are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. The Molycorp Canada acquisition allows the Company to also manufacture a line of mixed rare earth/zirconium oxides and to reclaim, refine and market high value niche metals and their compounds including gallium, indium and rhenium used in wireless, LED flat panel display, turbine, solar and catalyst applications. Through the Molycorp Canada acquisition the Company has expanded its operations to include joint ventures and majority owned manufacturing facilities in Jiangyin, Jiangsu Province, China; Zibo, Shandong Province, China; Tianjin, China; Hyeongok Industrial Zone in South Korea; Korat, Thailand; Stade, Germany; Sagard, Germany; Peterborough, Ontario; Napanee, Ontario; Blanding, Utah; and Quapaw, Oklahoma. Additionally, the Company now conducts research and product development through laboratories in Singapore and Abingdon, United Kingdom.
Following the acquisition of Molycorp Canada in June 2012, the Company reorganized its operations into four reportable segments to better reflect its primary activities as a global manufacturer of rare earth and magnetic products: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. The new composition of the Company’s reportable segments is based on a combination of product lines and technologies aligned with the Company’s business strategy.
In August 2012, the Company issued $414 million in aggregate principal amount of a different class of senior notes and 12,000,000 shares of its common stock, and the proceeds of these offerings have been used to fund operating expenses, working capital, capital expenditures, and other cash requirements, among other uses. For more information about the Company’s senior notes offerings and common stock offering, see the section entitled “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Analysis of Impact of 2012 Stock Price Results for Certain Named Executive Officers
The named executive officers who were employed by Molycorp at the beginning of 2012 have historically seen their compensation provided as a mix of cash and equity-based components. This mix has provided a competitive total compensation package that has been strongly linked with Company performance, including the performance of the Company’s stock. The Company’s initial public offering in July 2010 was priced at $14.00 per share, and although the stock price peaked during 2011, since then these named executive officers holding Molycorp stock have experienced loss of value in conjunction with the Company’s stockholders with respect to their stock-based compensation. The following chart indicates the impact Company stock price changes during 2012 had on the value of these named executive officers’ holdings (dollars in millions unless otherwise indicated):

	Value of Holdings:			Value of 2011 & 2012 Grants(1)
Named Executive Officer	12/31/2011	12/31/2012	Change in Value	On Grant Date	On 12/31/2012	Change in Value
Mr. Smith(2)	$18.7	$8.0	-57%	$4.3	$0.0(3)	-99%
Mr. Allen	$0.5	$0.2	-61%	$1.0	$0.2	-82%
Mr. Ashburn, Jr.(2)	$4.2	$1.8	-57%	$1.0	$0.2	-77%
Mr. Burba	$5.4	$2.1	-61%	$1.0	$0.2	-77%
Total	$28.7	$12.1	-58%	$7.3	$0.7	-91%
_______________

(1)	Does not include stock issued in settlement of annual bonus awards and investments in convertible notes.
(2) Messrs. Smith and Ashburn, Jr. acquired 70,000 and 15,000 shares of Company common stock, respectively, during 2012.

(3)
Mr. Smith departed the Company on December 10, 2012. The reported amount of $0.0 million actually includes $47,446.00, representing the pro-rata settlement of Mr. Smith's 2012 performance-based restricted stock units award he received upon departure (his other awards were forfeited).

2012 Executive Compensation Highlights
The Company’s success will ultimately depend on implementation of successful business and financial strategies by the Company’s executives, especially after the Company’s acquisition of Molycorp Canada. In the beginning of 2012, the Company focused on creating a compensation structure that would attract, retain and motivate its executives to provide the leadership necessary to achieve long-term stockholder value. In addition, the Company continued progress to address the significant gaps between its compensation levels and those provided by peer companies in its competitive markets. In transitioning from 2011 into 2012, the Company focused on further refining the executive compensation program to help the Company better align its key executives’ compensation interests with the long-term investment interests of its stockholders. For example, for 2012, the Company made only one equity grant in February 2012, and based 25% of this award in the form of a performance-based equity vehicle.
In transitioning from 2012 to 2013, the Company is continuing to work to incorporate its named executive officers who joined the Company from Molycorp Canada into its regular executive compensation program. As a result, however, for 2012, the compensation structure for the Company’s named executive officers who were the Company’s employees at the beginning of 2012 was different than the compensation elements provided to the Company’s named executive officers who joined the Company from Molycorp Canada, as further described below.
Throughout 2012, the Company continued to monitor its growth and evaluate its peer groups. More particularly, the Company took the following specific actions with respect to the compensation of its named executive officers for 2012:

•
increased the base salaries for three of the Company’s named executive officers by 11% for Messrs. Allen, Ashburn, Jr., and Burba and by 24% for Mr. Smith, and initially established base salaries for Messrs. Doolan and Bedford when they became employees;

•
determined to eliminate 2012 annual incentive plan award payouts for participating named executive officers as a result of the Company’s Compensation Committee’s determination that the Company had not significantly achieved its overall performance objectives established at the beginning of 2012 and further revised in September 2012 to reflect the acquisition of Molycorp Canada;

•
continued to grant long-term equity incentive awards to the Company’s named executive officers serving at the beginning of 2012 in the form of time-vested restricted stock units, or RSUs, but also introduced long-term equity incentive awards based on performance in the form of performance-based restricted stock units, or PBRSUs, to serve as a balance to these time-based RSUs;

•
paid retention awards in cash to Messrs. Karayannopoulos, Doolan and Bedford in connection with the acquisition of Molycorp Canada and paid a cash-based special recognition award to Mr. Allen to reward his work on the Molycorp Canada acquisition and financing and subsequent financing work;

•	eliminated the Company’s automobile expense reimbursement program for Messrs. Doolan and Bedford commencing in November 2012;

•	continued developing a performance-based compensation culture and implementing compensation best practices, which the Company expects to be more pervasive in 2013; and

•
upon Mr. Smith’s termination of employment, effective December 10, 2012, the Company entered into a separation agreement with Mr. Smith pursuant to which the Company provided him primarily with separation payments and benefits mandated under his employment agreement, as described further in “—Executive Compensation and Other Information—Employment Agreements— Separation Agreement and General Release with Mr. Smith” below.

Triennial Say-on-Pay Voting Results from 2011
The Company conducts its non-binding advisory vote regarding the compensation of its named executive officers (or say-on-pay vote) on a triennial basis. The Company last held a say-on-pay vote at its 2011 annual meeting of stockholders. The result of this vote was that the Company received more than 97% approval from the votes cast or abstaining of its named executive officer compensation. The Company expects to hold its next say-on-pay vote in connection with its 2014 annual meeting of stockholders. The Compensation Committee reviewed and considered these voting results in its remaining 2011 meetings, and viewed the strong support for the Company’s say-on-pay proposal as evidence of the Company’s stockholders’ support for the named executive officer compensation decisions and actions that the Compensation Committee had been making. As a result, the Compensation Committee made no material changes in the structure of the Company’s named executive officer compensation program for 2011, 2012 or 2013 that were directly motivated by the results of the Company’s say-on-pay vote in 2011.
The following discussion and analysis of the Company’s named executive officer compensation and benefits program should be read together with the compensation tables and related disclosures that follow this section.
Compensation Committee’s Philosophy on Named Executive Officer Compensation
The Company’s compensation and benefits program for the Company’s named executive officers is intended to attract and retain talented and qualified individuals to manage and lead the Company, and to motivate these executives to pursue the Company’s long-term business objectives and create long-term stockholder value. In 2012, the Company’s compensation program for the named executive officers who were serving Molycorp before the acquisition of Molycorp Canada (which executives we refer to as pre-acquisition named executive officers) primarily consisted of a mix of cash and equity-based components. This mix provided a competitive total compensation package that rewarded individual and company performance. The Company’s compensation program for the former Molycorp Canada executives who joined Molycorp after the acquisition of Molycorp Canada (which executives we refer to as post-acquisition named executive officers) primarily consisted of cash components due to their employment with the Company after the completion of the Company’s regular equity award cycle.
The Company competes with a variety of companies and organizations to hire and retain individual talent. As a result, the primary goals of the Company’s compensation program is to help the Company attract, motivate and retain the best people possible, and to pay compensation that is commensurate with performance. For 2012, the Company implemented this philosophy by:

•	eliminating payouts to its named executive officers under the annual incentive plan in recognition of the difficult year, despite some positive performance in comparison to goals;

•
recognizing and rewarding individuals for their experience, expertise, level of responsibility, leadership, individual accomplishments and other contributions to the Company, including the acquisition of Molycorp Canada, by raising (or initially establishing) the Company’s named executive officers’ base salaries;

•
recognizing, rewarding and encouraging eligible individuals for work that helps increase the Company’s value through the use of equity awards that derive increased value as the Company’s stock price increases and that are earned based on performance; and

•
providing compensation packages, including health and welfare and retirement benefits, that are competitive with those offered by companies with whom the Company competes in hiring and retaining talented individuals.

In one sense, executive compensation is a management technique that the Company uses to provide reasonable financial security for its executive officers in exchange for their hard work and dedication. The Company also uses executive compensation as a communications tool and to align the Company’s executive officers’ goals with its mission, business strategy, values and culture, and the long-term investment interests of the Company’s stockholders.
The 2012 Pay Setting Process
The Role of the Board and the Compensation Committee in Determining 2012 Named Executive Officer Compensation
The Company’s Compensation Committee has responsibility for overseeing the Company’s executive compensation and benefits programs. The Board has retained the final approval for certain key matters, such as the adoption of, or any material amendment to, any equity plan. In compliance with the rules of the NYSE, the Compensation Committee is composed entirely of independent directors. In addition, all members of the Compensation Committee are:

•	“Non-Employee Directors” within the meaning of Rule 16b-3 promulgated under the Exchange Act; and

•	“outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code.

Under its charter, the Compensation Committee has the primary responsibility for, among other things:

•	determining the Company’s President and Chief Executive Officer’s compensation and compensation for the Company’s other executive officers;

•	working with members of the Company’s management to report the Company’s executive compensation practices and policies to the Company’s stockholders; and

•	administering the equity and incentive compensation plans in which the Company’s executive officers participate.

The Compensation Committee is also responsible for evaluating and administering the Company’s compensation program to ensure that it sufficiently motivates the Company’s executive officers and aligns the Company’s executive officers’ compensation interests with the achievement of the Company’s operational and financial performance goals. The Company does this while guarding against any potential risks to the Company created by its compensation policies. As a result, the Company does not believe that there are any risks arising from its compensation policies and programs that are reasonably likely to have a material adverse effect on the Company.
For 2012, the Compensation Committee

•	evaluated the Company’s pay philosophy and accordingly refined the Company’s benchmarking framework;

•	evaluated the link between the Company’s pay and performance;

•	evaluated the Company’s compensation programs for any risk-encouraging factors;

•	worked to begin integrating the compensation arrangements of the post-acquisition named executive officers into the Company’s pay program;

•	reviewed and revised employment agreements with certain of the Company’s named executive officers;

•	reviewed market practices with respect to CEO compensation; and

•
reviewed or established base salaries, determined annual cash incentive award opportunities for 2012, approved payouts of 2011 annual incentive awards based on 2011 performance and granted equity incentive awards for 2012 under the Company’s 2010 Equity and Performance Incentive Plan to pre-acquisition named executive officers.

In fulfilling its duties and responsibilities, the Compensation Committee received input in the form of:

•
reports and updates from the Company’s executive officers on Company and individual executive performance that was measured against quantitative and qualitative performance goals established to help determine individual performance and business success;

•	recommendations from the Company’s President and Chief Executive Officer regarding the compensation for the Company’s executive officers; and

•	advice from its independent compensation consultant, Towers Watson & Co., which the Company refers to as Towers Watson.

The Compensation Committee was not bound by the input it received from the Company’s President and Chief Executive Officer or any other executive officer or consultant. Instead, the Compensation Committee exercised independent discretion when making executive compensation decisions for 2012. The Board has the power to change, at any time, the size and membership of the Compensation Committee, to remove Compensation Committee members and to fill vacancies on the

Compensation Committee, so long as any new member satisfies the requirements of the Compensation Committee’s charter and any other applicable requirements.
The Role of Outside Executive Compensation Consultants in Determining 2012 Named Executive Officer Compensation
The Company’s management engaged Buck Consultants, LLC, which the Company refers to as Buck Consultants, to assist the Company in 2012 in developing the compensation program for the Company’s executive officers. In adopting the Company’s 2012 annual incentive plan and the Company’s long-term incentive program, or LTIP, the Compensation Committee reviewed and considered data provided by and recommendations made by Buck Consultants.
The Compensation Committee engaged Towers Watson as its independent compensation consultant for 2012. During the year, Towers Watson reviewed the recommendations of Buck Consultants, selected the peer group companies used in developing the Company’s compensation practices, performed the Company’s peer group benchmarking analysis, assisted with establishing and operating the Company’s annual incentive plan and the LTIP, reviewed award agreements related to the Company’s 2010 Equity and Performance Incentive Plan and assisted with other issues in which independent advice was sought by the Compensation Committee, including developing the Company’s new employment agreements and separation arrangements for Mr. Smith. Other than the services provided to the Compensation Committee, Towers Watson did not provide any other services to the Company.
The Compensation Committee has considered and assessed all relevant factors, including, but not limited to, those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, that could give rise to a potential conflict of interest with respect to any of the compensation consultants described above. Based on this review, the Company is not aware of any conflict of interest that has been raised by the work performed by Towers Watson or Buck Consultants.
The Role of Executive Officers in Determining 2012 Named Executive Officer Compensation
At various times throughout 2012, the Company’s President and Chief Executive Officer provided the Compensation Committee with recommendations regarding all key elements of the 2012 compensation for the Company’s named executive officers other than himself, and Towers Watson assisted Mr. Smith in preparing his recommendations. In early 2013, Mr. Karayannopoulos provided the Compensation Committee with recommendations regarding eliminating final payouts for 2012 under the Company’s annual incentive plan and with respect to Mr. Allen’s cash-based special recognition award.
Peer Group Evaluations for 2012
For 2012, the Company used benchmarking to establish a general understanding of market pay levels for the key elements of its pre-acquisition named executive officers’ compensation and the initial base salaries for its post-acquisition named executive officers. The Company’s philosophy, its understanding of the market, and its emphasis on internal equity all played roles in setting 2012 pay levels.
In 2010, in connection with the Company’s initial public offering, the Company benchmarked market pay practices for two groups: a group of development stage reference companies (with revenues less than $200 million) and a group of established manufacturers with revenues in a range around $400 million.
In April 2011, the Compensation Committee, with the assistance of Towers Watson, developed a revised framework for benchmarking the key elements of the pre-acquisition named executive officers’ compensation to the compensation of executives with comparable positions in two new peer groups. The Compensation Committee determined that switching to these new peer groups at that time was necessary to address the rapid expansion of the Company’s capacity, recent acquisitions and rising rare earth prices, which factors combined to make the pay practices of the development stage and established manufacturer peer groups inappropriate with respect to designing pay packages that would effectively help retain and motivate the Company’s key executives. The Compensation Committee determined that the mix of larger companies represented in the two new peer groups were more appropriate for benchmarking compensation and instituting changes effective in mid-2011.
The Company determined to use the two new peer groups based on the Company’s then-expected production and revenue levels and three-year average rare earth prices, which factors were hard to combine in just one set of peer companies. The first new peer group, which the Company refers to as the “$1 Billion Peer Group,” was determined to be consistent with the Company’s revenue level at production levels and three-year average rare earth prices that the Company expected to face for the remainder of 2011. The second new peer group, which the Company refers to as the “$2 Billion Peer Group,” was determined to be consistent with the Company’s revenue level after accounting for acquisitions, production levels and then-current rare earth prices. In this sense, the $1 Billion Peer Group was seen as a primary reference point because it contained peer companies equivalent to the Company at mid-2011, while the $2 Billion Peer Group was a supplemental reference point for pay decisions in 2011 and to be made in subsequent years. The Compensation Committee also reviewed proprietary survey data for companies approximating $1 billion and $2 billion in revenue as it switched the basis for its pay decisions.
For 2012, compensation decisions for the pre-acquisition named executive officers, the Company primarily used the $1 Billion Peer Group to benchmark base salaries and annual incentive opportunities for 2012 as the $1 Billion Peer Group appeared more appropriate in the near term. The Company used the $2 Billion Peer Group to benchmark long-term equity incentives for 2012, which seemed appropriate in the longer term.
The combination of these two groups means that in total, the Company’s compensation adjustments for 2012, which are described in more detail below, generally positioned the Company’s named executive officers between the 25th percentile and the 50th percentile of the $2 Billion Peer Group in terms of total direct compensation (which is base salary, plus annual incentive, plus long-term equity incentives at target levels). The Compensation Committee also continued to review more broadly defined proprietary survey data for companies approximating $1 billion and $2 billion in revenue for its benchmarking decisions.
The members of the $1 Billion Peer Group for 2012, which were the same as the members for 2011, were recommended by Towers Watson, were selected from metals and mining companies and chemical companies with revenues that ranged between approximately $600 million and $1.8 billion, and consisted of:

Carpenter Technology Corporation	H.B. Fuller Company
Materion Corporation	Metals USA Holdings Corp.
OM Group, Inc.	Kaiser Aluminum Corporation
Compass Minerals International, Inc.	Minerals Technologies Inc.
A.M. Castle & Co.	Amcol International Corporation
Innospec Inc.	Thompson Creek Metals Company Inc.
Stillwater Mining Company	Globe Specialty Metals, Inc.
Quaker Chemical Corporation

The members of the $2 Billion Peer Group for 2012, which were the same as the members for 2011, were recommended by Towers Watson, were selected from metals and mining companies and chemical companies with revenues that ranged between approximately $1 billion and $5.1 billion (including some members of the $1 Billion Peer Group), and consisted of:

Allegheny Technologies Incorporated	Rockwood Holdings, Inc.
Cabot Corporation	Chemtura Corporation
Cytec Industries Inc.	W.R. Grace & Co.
Worthington Industries, Inc.	Ferro Corporation
Walter Energy, Inc.	Carpenter Technology Corporation
Materion Corporation	Kaiser Aluminum Corporation
Metals USA Holdings Corp.	Compass Minerals International, Inc.
Minerals Technologies Inc.

The relative sizes of the these two peer groups is summarized at the respective medians of each group in the table below:

Peer Group	2011 Revenue	Total Assets as of December 31, 2011	Market Capitalization as of December 31, 2011
$1 Billion Peer Group	$1,106 million	$1,165 million	$872 million
$2 Billion Peer Group	$2,443 million	$1,992 million	$2,054 million

Based on advice from Towers Watson, the Compensation Committee viewed these median values as useful comparables given its long-term estimates of Molycorp’s projected size with respect to revenue, assets and market capitalization.

Elements of 2012 Named Executive Officer Compensation
In 2012, the Company’s compensation program consisted of the following key components:

•	base salaries;

•	annual incentive plan award opportunities;

•	retention awards for post-acquisition named executive officers;

•	a cash-based special recognition award for one pre-acquisition named executive officer;

•	equity-based awards under the Company’s LTIP;

•	health and welfare benefits; and

•	retirement benefits.

For 2012, the Company again determined that a substantial portion of the total compensation for the Company’s pre-acquisition named executive officers should be variable and tied to the Company’s performance to align their compensation interests with the achievement of the Company’s business objectives and the long-term investment interests of the Company’s stockholders. At the same time, the Company strives to attract and retain high-caliber executives through the measured use of competitive fixed compensation. In this sense, the Company’s program of both fixed and at-risk compensation is offered at levels that the Company believes are competitive within its industry and appropriate for 2012 during its integration of post-acquisition executives.
The Company believes the compensation program, when evaluated on a component-by-component basis and in total, effectively achieves the Company’s compensation philosophy and objectives described above. The following table summarizes the key components of the Company’s compensation program for 2012:

Component	Primary Purpose and Objectives
Base Salary ..........................................
Base salary compensates an individual in cash for his or her responsibilities, skills, experience and performance. The levels of base salaries are intended to attract and retain a high-quality management team, especially when combined with the other components of the Company’s compensation program. The levels of base salary for the Company’s named executive officers are designed to reflect each executive officer’s scope of responsibility, accountability and industry experience.

Annual Incentive Plan Awards .............
The Company’s annual incentive plan awards are used to align the Company’s named executive officers’ compensation interests with the overall business objectives and the short-term investment interests of the Company’s stockholders by rewarding the Company’s named executive officers for superior performance. Specific goals were determined at the beginning of 2012 and revised in September 2012 to reflect the acquisition of Neo Materials, and performance was evaluated at year end. No payments were made with respect to the 2012 annual incentive plan to any named executive officer.

Other Awards .......................................
Cash-based retention awards were provided to post-acquisition named executive officers in connection with the acquisition of Molycorp Canada, which amounts were determined primarily based on the Compensation Committee’s evaluation of certain change in control compensation amounts that the post-acquisition named executive officers forfeited in connection with the acquisition. Mr. Allen received a cash-based special recognition award to recognize his work during the Molycorp Canada acquisition and financing and subsequent financing work.

Long-Term Incentive Program Awards
Equity awards under the Company’s 2010 Equity and Performance Incentive Plan generally align the Company’s executives’ compensation interests with the long-term investment interests of the Company’s stockholders and promote retention. Equity compensation was granted in 2012 to the pre-acquisition named executive officers in the form of RSUs that may become payable after three years and PBRSUs that may become payable after performance goals are met following a three-year performance period.

Health and Welfare Benefits ................
Broad-based and customary health and welfare benefits provide for basic health, life and income security needs of the Company’s named executive officers and their dependents. These health and welfare benefits are competitive with industry practices and help attract and retain executives.

Retirement Benefits .............................
The Company’s 401(k) plan for named executive officers who reside in the United States and the Company’s Canada Group Retirement Savings Plan for the Company’s Canadian-based named executive officers encourage and reward long-term service by providing market-based benefits upon retirement. All U.S.-based employees are eligible to participate in the Company’s 401(k) plan and employees who are Canadian residents are eligible to participate in the Company’s Canada Group Retirement Savings Plan. The Company’s nonqualified deferred compensation plan provides a tax-efficient vehicle to accumulate retirement savings for the Company’s U.S. resident named executive officers. In addition, the plan promotes share ownership by allowing participants to convert all or a portion of their cash bonus into RSUs and receive additional matching RSUs. The plan also promotes retention, because the matching RSUs vest over a three-year term. Retirement benefits are competitive with industry practices and help attract and retain executives.

Analysis of 2012 Executive Compensation Program
2012 Base Salaries
In 2012, the Compensation Committee re-evaluated base salaries and approved increases in base salaries for the pre-acquisition named executive officers. Mr. Smith’s base salary was increased from $687,000 to $850,000, an increase of about 24%, and the base salaries for each of Messrs. Allen, Ashburn, Jr. and Burba were increased from $360,000 to $400,000, an increase of about 11%. These new salary levels were memorialized in the new employment agreements entered into between the Company and these named executive officers in February 2012.
Mr. Smith’s recommendations were a significant factor in the Committee’s decision to make such increases for the pre-acquisition named executive officers other than Mr. Smith. Mr. Smith, in consultation with Towers Watson, desired to maintain parity in base salaries among certain pre-acquisition named executive officers to foster a positive and congenial work environment while rewarding them for their efforts in 2011 and incentivizing them to provide the leadership necessary to achieve long-term stockholder value. The specific amount of the salary increase was determined based on an evaluation of the base salaries for comparable positions at entities in the Company’s $1 Billion Peer Group, as described above. The Compensation Committee determined to increase Mr. Smith’s base salary, and determined the specific amount of the increase, also based on an evaluation of the base salaries for comparable positions at entities in the Company’s $1 Billion Peer Group and consultation with Towers Watson.
The base salaries for certain of the post-acquisition named executive officers were established by the Committee at the time such officers commenced employment with the Company, and were based on negotiations with each officer and the Committee’s evaluation of the base salaries for comparable positions at entities in the Company’s $1 Billion Peer Group as well as internal equity considerations based on salary grade for the offices. No specific benchmarking was performed for the base salaries for the post-acquisition named executive officers; instead, the peer group information was used to provide the Committee with a general understanding of the current compensation practices for comparable positions in the appropriate market. Mr. Doolan’s salary was established at Cdn$425,000 and Mr. Bedford’s salary was established at Cdn$400,000.
Mr. Karayannopoulos did not receive a base salary from the Company for his service as President and Chief Executive Officer during 2012. However, the Company did maintain an oral consulting arrangement with Mr. Karayannopoulos during 2012 under which fees earned for consulting services were $112,500 after the completion of the Molycorp Canada acquisition. This consulting fee was determined based on negotiations between Mr. Karayannopoulos and the Company, and was determined to be appropriate by the Compensation Committee. In addition, in February 2013, the Compensation Committee awarded Mr. Karayannopoulos a payment of $20,000 for services rendered to the Company as President and Chief Executive Officer during 2012. Mr. Karayannopoulos also received $35,096 in director fees from the Company for his service as a non-employee director prior to December 10, 2012.
2012 Annual Incentive Plan Awards
For 2012, the Board determined to use performance objectives in five categories, which included both qualitative and quantitative criteria, for the Company’s annual incentive plan. In determining the pre-acquisition named executive officers’ annual incentive plan opportunities, the Compensation Committee designed the program to evaluate the Company’s 2012 performance in the following areas:

Category	Performance Criteria	Weighting
Financial	• Secure sufficient bank funding for working capital and current operations (60%) • Complete assessment of income/other tax savings opportunities and complete actions necessary to obtain such tax benefits on a timely basis (10%) • Execute an organizational structuring plan (10%) • Implement and execute timely cost and budgeting reporting practices (10%) • Timely complete 2013 corporate budget and three-year plan (initial deadline of October 1 and final deadline of November 1) (10%)	5%
Project Phoenix	• Successfully complete start-up of Project Phoenix facilities on time and on budget (40%) • Reaching a production rate of 19,050 mt/year (60%)	50%
Business Plan	• Achieve confidential mining production levels (40%) • Managing necessary/budgeted capital project costs within approved budgets and on schedule (20%) • Achieve confidential sales volume targets (20%) • Implementing business plan for Japanese joint venture (10%) • Continue to build-out capability in rare earth metals and alloys to support business strategy (10%)	20%
Health, Environment, Safety and Sustainability (or HESS)	• Complete independent audits of facilities, develop any necessary action plans for any findings or recommendations resulting from these audits and close out all 2012 action items (25%) • Improve Total Recordable Incident Rate performance (40%) • Reduce citations and penalties (15%) • Obtain ISO 18001 Certification for Tolleson facility by December 31, 2012, and achieve progress toward ISO 9001, 14000 and 18000 certification (10%) • Recommend corporate sustainability policies, programs and procedures, obtain Board approval and collect baseline data (10%)	10%
Other	• Finalize sales plan for Project Phoenix Phase 1 production (20%) • Complete qualification and commercialization of products (10%) • Execute on business development activities (70%)	15%

The 2012 corporate metrics and specific goals were initially approved in February 2012, but were subsequently revised in September 2012 following the acquisition of Molycorp Canada to address organizational and transition matters, as reflected above. On June 11, 2012, the Compensation Committee established the threshold, target and maximum levels for the annual incentive plan opportunities for Messrs. Doolan and Bedford, with any award to be received pro-rated based on the executive’s actual period of service during 2012.
In determining the Company’s named executive officers’ specific annual incentive plan opportunities, the Compensation Committee established the following award levels for each of the Company’s named executive officers (except for Mr. Karayannopoulos, who became President and Chief Executive Officer in December 2012) in December 2011 (or in June 2012 for Messrs. Doolan and Bedford):

Named Executive Officer	Threshold (as a percentage of 2012 base salary)	Target (as a percentage of 2012 base salary)	Maximum (as a percentage of 2012 base salary)
Mr. Karayannopoulos	—	—	—
Mr. Smith	50%	100%	200%
Mr. Doolan	27.5%	55%	110%
Mr. Allen	27.5%	55%	110%
Mr. Ashburn, Jr.	27.5%	55%	110%
Mr. Burba	27.5%	55%	110%
Mr. Bedford	27.5%	55%	110%

After the end of 2012, the Compensation Committee assessed the Company’s 2012 performance relative to the Company’s established corporate objectives. The Compensation Committee determined the levels of performance achievement for each of the performance categories as summarized below. As a general matter, the Compensation Committee was guided by the practice that, for each metric, failure to attain what is determined to be 80% of the goal would earn no payment, and attainment of a goal determined to be 120% or better would earn the maximum award, with determinations made between these levels by the Compensation Committee based on its evaluation of actual performance against the goals. With respect to each category, weighted achievement of performance goals at target was designed to earn 100% of the target payout for that category. Weighted achievement for the criteria listed above for 2012 was determined to be well below target levels, resulting in weighted incentive earnings of 8.7% of target awards:

Category	Weighting	% Achievement of Goals	% Weighted Achievement of Goals	Weighted Incentive Earnings (% of Target)
Financial	5%	20%	1%	0%
Project Phoenix	50%	0%	0%	0%
Business Plan	20%	5%	1%	0%
Safety	10%	47.5%	4.75%	0%
Other	15%	83.2%	12.48%	8.7%
		Total:	19.23%	8.7%

Based on the levels of performance achievement for each of the five criteria and their respective weightings, the Compensation Committee determined that the overall level of achievement of the Company’s corporate objectives was 8.7%. However, the Compensation Committee exercised its discretion in determining that no named executive officer would receive a payment under the annual incentive plan for 2012 because even an 8.7% payout of target awards would not reflect certain challenges that the Company faced during the year such as project delays and the failure to achieve production targets. The Compensation Committee determined that this action was in line with the Company’s pay-for-performance philosophy.
Other Awards
In July 2012, the Company paid cash-based retention awards to Messrs. Karayannopoulos, Doolan and Bedford in the amount of $3,963,918, $2,084,508 and $2,141,409, respectively, in connection with the Company’s acquisition of Molycorp Canada. These amounts were determined to be paid by the Compensation Committee and quantified based on its evaluation of certain change in control compensation amounts that the post-acquisition named executive officers forfeited in connection with the acquisition. The Compensation Committee viewed these amounts as having been agreed to with the officers as part of the transaction negotiations, and thus payment obligations on the part of Molycorp. However, the Compensation Committee also paid these amounts to provide a retention effect with respect to Messrs. Doolan and Bedford. Mr. Allen also received a cash-based special recognition award, as described in the 2012 Summary Compensation Table below.
Equity Awards
In an effort to promote ownership of the Company’s common stock, which aligns the Company’s executives’ financial interests with the long-term investment interests of the Company’s stockholders, and to encourage the executives to have a long-term view of the Company’s success, the Board approved the 2010 Equity and Performance Incentive Plan, for which the Board delegated administrative authority to the Compensation Committee. On February 28, 2012, as part of the LTIP, the Compensation Committee approved LTIP awards as a percentage of 2012 base salary for the pre-acquisition named executive officers. On June 11, 2012, as a part of the LTIP, the Compensation Committee approved target LTIP award opportunities as a percentage of 2012 base salary for Messrs. Doolan and Bedford, but determined to delay such equity grants until the Company’s 2013 equity award cycle. No equity grants were actually made to the post-acquisition named executive officers during 2012. The awards for Messrs. Smith, Allen, Ashburn, Jr. and Burba were granted 75% in time-based RSUs and 25% in performance-based restricted stock units (or PBRSUs) under and pursuant to the terms and conditions of the 2010 Equity and Performance Incentive Plan. The Compensation Committee awarded grants to each named executive officer as follows:

Executive	Award Target (as a percentage of 2012 base salary)	Number of RSUs	Number of PBRSUs
Mr. Karayannopoulos	—	—	—
Mr. Smith	250%	57,103	15,963
Mr. Doolan	—	—	—
Mr. Allen	125%	13,436	3,756
Mr. Ashburn, Jr.	125%	13,436	3,756
Mr. Burba	125%	13,436	3,756
Mr. Bedford	—	—	—

The award targets were positioned to approximate the 25th percentile of the $2 Billion Peer Group. To effect that result, Mr. Smith’s award target percentage was increased from 200% to 250% as compared to his award target for 2011. Mr. Allen’s award target percentage was decreased from 150% to 125% because of the Company’s desire to better align his equity award compensation with the Company’s peer groups and with Messrs. Burba and Ashburn, Jr. Messrs. Ashburn, Jr. and Burba’s award target percentage were increased from 50% to 125% because of the Company’s desire to incentivize them to provide the leadership necessary to achieve long-term stockholder value while maintaining parity in their compensation in order to foster a positive and congenial work environment, and to align their equity award compensation with that provided to Mr. Allen.
The RSUs vest on the third anniversary of the date of grant and will be settled in shares. The PBRSUs vest upon completion of a three-year performance period (January 1, 2012 through December 31, 2014), subject to the achievement of the management objective based on total shareholder return (or TSR) relative to the companies that constitute the SPDR S&P Metals and Minerals ETF index (or the SPDR Index), and will be settled in shares. TSR will be based on the Company’s stock price at the beginning and end of the performance period, and performance achievement will be based on the Company’s TSR ranking with companies on the SPDR Index rather than on whether the Company outperforms or underperforms the total SPDR Index return. If actual achievement of relative TSR falls below the performance threshold (25th percentile performance), no shares will be earned at the end of the performance period in settlement of the PBRSUs. If actual achievement falls at or above the performance threshold (25th percentile performance), shares will be earned based on performance relative to the threshold, target and maximum performance levels. If the Company’s relative TSR is ranked at the 25th percentile at the end of the performance period, the participating named executive officers will earn 50% of their target awards. If the Company’s relative TSR is ranked at the median (50th percentile performance), the participating named executive officers will earn 100% of their target awards. If the Company’s relative TSR is ranked highest in the SPDR Index (100th percentile performance), the participating named executive officers will earn 150% of their target awards. If the Company’s TSR for the performance period is negative, however, any earned PBRSUs will be capped at the target level (100%). Performance achievement between these levels will result in an interpolated level of PBRSU achievement. Each participating named executive officer must remain in the Company’s continuous employ for his RSUs and PBRSUs to vest on the vesting date, unless his employment terminates without cause, by reason of retirement, death or disability or in connection with a change of control of the Company.
Limited Personal Benefits and Perquisites
The Company provided the post-acquisition named executive officers with limited personal benefits and perquisites during 2012 as part of their comprehensive compensation packages. These benefits were provided to help attract and retain these officers. Messrs. Karayannopoulos, Doolan and Bedford receive the benefit of a minimal life insurance premium payment, parking expense reimbursement and automobile expense reimbursement. Mr. Smith also received spousal travel expenses of $11,451. These payments and benefits are described in more detail below in the “All Other Compensation” column of the 2012 Summary Compensation Table. For 2013, the automobile expense reimbursement program has been eliminated for Messrs. Doolan and Bedford.
Employee Stock Purchase Plan
On May 31, 2012, the Company’s stockholders approved the Molycorp, Inc. 2012 Employee Stock Purchase Plan (or ESPP) pursuant to which the Company’s domestic employees can purchase common stock of the company at a 15% discount through monthly payroll deductions. Although the first enrollment period began December 10, 2012, the named executive officers have not yet begun contributing to the ESPP. It is expected that they will be given the opportunity to participate starting in 2013.

Severance Pay Plan
On December 7, 2011, the Compensation Committee approved the Severance Pay Plan for Management Employees (or Severance Plan) pursuant to which employees salary grade 13 or higher (other than employees who are parties to employment, severance or other similar agreements with the Company) are entitled to receive certain severance payments in connection with certain terminations of employment. Messrs. Karayannopoulos, Doolan, and Bedford would be entitled to receive severance payments pursuant to this plan in connection with certain terminations of employment. For more information about the Severance Plan, see “—Executive Compensation and Other Information—Potential Payments upon Termination or Change in Control” below.
Health and Welfare Benefits
Each of the Company’s named executive officers is entitled to participate in the Company’s employee benefit plans (including medical, dental and life insurance benefits) on the same basis as other employees.
Retirement Benefits
The Company has established a tax-qualified defined contribution 401(k) plan for the Company’s U.S. employees that encourages and rewards long-term service by providing market-based benefits upon retirement. Four of the Company’s named executive officers (Messrs. Smith, Allen, Ashburn, Jr. and Burba) were entitled to participate in the Company’s 401(k) plan and to Company matching and non-elective discretionary contributions, each to a maximum of $10,000 per person, on the same basis as other employees during 2012. For more information on the Company’s 401(k) plan, please see “— Executive Compensation and Other Information — Retirement Plans” below. The named executive officers residing in Canada participate in a similar program known as a Canadian Group Retirement Savings Plan and the Company made contributions to this plan as described in the 2012 Summary Compensation Table below.
The Company’s nonqualified deferred compensation plan, the MICP, provides a tax-efficient vehicle to accumulate retirement savings for the Company’s U.S. employees. In March 2012, the Company approved a discretionary contribution to the MICP in an amount equal to 4% of base salary earned in 2011 for the pre-acquisition named executive officers. The discretionary contributions for the four named executive officers were as follows:

Executive	Discretionary Contribution Made in 2012 for 2011
Mr. Smith	$27,480
Mr. Allen	$14,400
Mr. Ashburn, Jr.	$14,400
Mr. Burba	$14,400

On the recommendation of the Company’s President and Chief Executive Officer, and based on the performance of the Company in 2012, the Compensation Committee did not approve any discretionary contributions for 2012. For more information on the MICP, please see “— Executive Compensation and Other Information — Nonqualified Deferred Compensation.”
Employment Agreements, Separation Agreements and Consulting Agreements
During 2012, the Company was a party to employment agreements with the pre-acquisition named executive officers. On December 22, 2012, the Company entered into a separation agreement and general release, and a consulting agreement, with Mr. Smith. On March 22, 2013, the Company entered into separation agreements and general releases, and consulting agreements, with Messrs. Ashburn, Jr. and Burba. For more information on these agreements, and the payments and benefits provided by the Company under these agreements, see “—Executive Compensation and Other Information—Employment Agreements” below.
Tax and Accounting Considerations
The Board and the Compensation Committee are aware of the potential future effects of Section 162(m) of the Code on the compensation paid to the Company’s executive officers. Section 162(m) generally disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Company’s President and Chief Executive Officer and certain of the other named executive officers (specifically excluding the Company’s Chief Financial Officer) unless compensation is “qualified performance-based compensation.” Prior to the Company’s initial public offering, the Board did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. The Compensation Committee may, where reasonably practicable and desired from time to time by the Committee, seek to qualify the variable compensation paid to the Company’s executive officers for an exemption from the deductibility limitations of Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, including to attract, retain and motivate executive talent.
Stock Ownership Guidelines
In an effort to align the compensation interests of the Company’s directors and executive officers with the long-term investment interests of the Company’s stockholders, the Board adopted stock ownership guidelines for the Company’s directors and executive officers. Under the stock ownership guidelines, the Company’s directors and executive officers are required to hold the following values in the form of Company stock within five years of becoming a director or executive officer:

•	Directors – four times the value of their annual cash retainers;

•	President and Chief Executive Officer – six times his annual base salary; and

•	Chief Financial Officer and Executive Vice Presidents – three times their annual base salaries.

If an executive officer’s ownership requirement increases because of a change in title or if a new executive officer or director is added, the five-year period to achieve the stock ownership requirement begins in January of the year following the year in which the officer’s title changed or the new officer or director began service. In addition, if a director’s employment or business affairs preclude him from participating in the Company’s equity awards or if he is prohibited from personally acquiring the Company’s stock, the guideline will not apply to that director. As of December 31, 2012, the five-year phase-in period was still in effect, so not all of the Company’s directors and executive officers were yet in compliance with these stock ownership guidelines.

EXECUTIVE COMPENSATION AND OTHER INFORMATION
The following table sets forth compensation information regarding the Company’s President and Chief Executive Officer, the Company’s former President and Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s Senior Vice President Finance and Treasurer (both of whom served as the Company’s principal financial officers during 2012), and the Company’s three other most highly compensated executive officers serving as of December 31, 2012. Amounts reported for Messrs. Karayannopoulos, Doolan and Bedford are converted using the 2012 average exchange rate of $1.00 CAN: $0.99958008 USD.
2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)(4)	All Other Compen-sation ($)(5)	Total ($)
Constantine E. Karayannopoulos President and Chief Executive Officer	2012	167,596	3,963,918	—	—	—	12,031	4,143,545
Mark A. Smith Former President and Chief Executive Officer	2012 2011 2010	830,654 562,810 400,000	— — 199,156	2,128,782 1,846,738 219,060	— 414,070 —	— 631,473 —	3,570,803 88,898 46,245	6,530,239 3,543,989 864,461
Michael F. Doolan Executive Vice President and Chief Financial Officer	2012	233,594	2,084,508	—	—	—	13,264	2,331,366
James S. Allen Senior Vice President Finance and Treasurer	2012 2011 2010	400,000 313,072 214,583	66,000 — 80,987	463,389 354,520 657,180	— 194,093 —	— 193,713 —	20,000 40,008 39,400	949,389 1,095,406 992,150
John F. Ashburn, Jr. Former Executive Vice President and General Counsel	2012 2011 2010	400,000 313,072 225,208	— — 80,987	463,389 398,320 109,530	— 64,708 —	— 258,285 —	20,000 24,200 19,800	883,389 1,058,585 435,525
John L. Burba Former Executive Vice President and Chief Technology Officer	2012 2011 2010	400,000 313,072 224,288	— — 80,987	463,389 398,320 109,530	— 64,708 —	— 258,285 —	20,000 43,800 39,400	883,389 1,078,185 454,205
Geoffrey R. Bedford Executive Vice President and Chief Operating Officer	2012	219,853	2,141,409	—	—	—	12,880	2,374,142
_______________

(1)
The amount reported in this column for Mr. Karayannopoulos includes the following: (a) consulting fees in the amount of $112,500 to be paid in 2013 for services rendered in 2012, (b) director fees in the amount of $35,096 paid in 2012 and (c) $20,000 paid in 2013 for services rendered as an employee in December 2012.

(2)
The amounts reported in this column for 2012 with respect to Messrs. Karayannopoulos, Doolan and Bedford represent the amounts paid as retention awards in connection with the acquisition of Molycorp Canada. See “Compensation Discussion and Analysis—Analysis of 2012 Executive Compensation Program — Other Awards” above for more information about these awards. The amount reported in this column for 2012 with respect to Mr. Allen represents the amount awarded in 2013 as a cash-based special recognition award to reward his work on the Molycorp Canada acquisition and financing and subsequent financing work, as subjectively determined by the Compensation Committee based on input from the Company’s President and Chief Executive Officer.

(3)
The amounts reported in this column for 2012 reflect the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, of stock awards granted during 2012, including the value of the LTIP RSUs and PBRSUs granted in February 2012 to Messrs. Smith, Allen, Ashburn, Jr. and Burba, as well as the value of RSU award opportunities that could have been earned by Mr. Smith as a result of his election to receive 15% of his 2012 annual incentive plan award in the form of RSUs, all as further described in the 2012 Grants of Plan-Based Awards Table below. For Messrs. Smith, Allen, Ashburn, Jr. and Burba, the values reported for the PBRSUs in this column are based on the probable outcome for such awards, but the values would increase to $726,237, $170,879, $170,879, and $170,879, respectively, if the maximum PBRSU awards are earned based on performance for the 2012 to 2014 performance period (the maximum values for each award are also described in the 2012 Grants of Plan-Based Awards Table below). For Mr. Smith, the value reported for the non-

LTIP RSUs in this column is based on the probable outcome for the 2012 annual incentive plan award, but the value could have increased to $318,750 if the maximum award had been earned based on performance for the 2012 annual incentive plan (the maximum values for each award are also described in the 2012 Grants of Plan-Based Awards Table below). The Company notes that these reported values may not reflect amounts actually earned by the named executive officers for their stock awards (for example, no amounts was earned by Mr. Smith for the 2012 annual incentive plan, and thus the value reported for the non-LTIP RSUs in this column were not realized by Mr. Smith). Assumptions used in the calculation of the amounts reported in this table are included in Note 18 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 18, 2013.

(4)
No amounts are reported in this column for 2012, as the Compensation Committee determined not to make a payment to any named executive officer under the 2012 annual incentive plan. See “Compensation Discussion and Analysis—Analysis of 2012 Executive Compensation Program—2012 Annual Incentive Plan Awards” for more information on the 2012 annual incentive plan.

(5)	The amounts reported in this column for 2012 consist of:

•	for Mr. Karayannopoulos, a life insurance premium of $554, parking expense reimbursement of $2,300, and automobile expense reimbursement of $9,177;

•
for Mr. Smith, matching contributions by the Company under the 401(k) plan of $10,000; cash severance payments of $3,549,352 under the terms of his separation agreement; and spousal travel expense of $11,451. This amount does not include a cash payment of $47,446 in satisfaction of Mr. Smith’s 2012 PBRSUs under the terms of his separation agreement, as a greater value for these awards was already included in the “Stock Awards” column of the 2012 Summary Compensation Table;

•
for Mr. Doolan, contribution by the Company under the Canadian Group Retirement Savings Plan of $4,228, a life insurance premium of $489, parking expense reimbursement of $2,300, and automobile expense reimbursement of $6,247;

•	for Mr. Allen, contributions by the Company under the 401(k) plan of $20,000;

•	for Mr. Ashburn, Jr., contributions by the Company under the 401(k) plan of $20,000;

•	for Mr. Burba, contributions by the Company under the 401(k) plan of $20,000; and

•
for Mr. Bedford, contribution by the Company under the Canadian Group Retirement Savings Plan of $5,197, a life insurance premium of $489, parking expense reimbursement of $2,300, and automobile expense reimbursement of $4,894.

2012 GRANTS OF PLAN-BASED AWARDS TABLE
The following table sets forth information with respect to non-equity and equity incentive plan awards and other plan-based awards granted to the Company’s named executive officers during 2012.

Name	Grant Date	Date of Compen-sation Committee Approval	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under-lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Mr. Karayannopoulos	—	—	—	—	—	—	—	—	—	—	—	—

Mr. Smith	—(1)	—	361,250	722,500	1,445,000	—	—	—	—	—	—	—
	—(2)	—	—	—	—	63,750	127,500	255,000	—	—	—	127,500
	—(3)	—	—	—	—	15,938	31,875	63,750	—	—	—	31,875
	2/28/2012(4)	2/28/2012	—	—	—	—	—	—	57,103	—	—	1,485,249
	2/28/2012(5)	2/28/2012	—	—	—	242,079	484,158	726,237		—	—	484,158

Mr. Doolan	—(1)	—	64,238	128,477	256,953	—	—	—	—	—	—	—

Mr. Allen	—(1)	—	110,000	220,000	440,000	—	—	—	—	—	—	—
	2/28/2012(4)	2/28/2012	—	—	—	—	—	—	13,436	—	—	349,470
	2/28/2012(5)	2/28/2012	—	—	—	56,960	113,919	170,879		—	—	113,919

Mr. Ashburn, Jr.	—(1)	—	110,000	220,000	440,000	—	—	—	—	—	—	—
	2/28/2012(4)	2/28/2012	—	—	—	—	—	—	13,436	—	—	349,470
	2/28/2012(5)	2/28/2012	—	—	—	56,960	113,919	170,879		—	—	113,919

Mr. Burba	—(1)	—	110,000	220,000	440,000	—	—	—	—	—	—	—
	2/28/2012(4)	2/28/2012	—	—	—	—	—	—	13,436	—	—	349,470
	2/28/2012(5)	2/28/2012	—	—	—	56,960	113,919	170,879		—	—	113,919

Mr. Bedford	—(1)	—	60,460	120,919	241,184	—	—	—	—	—	—	—

_______________

(1)
The awards reported in these rows reflect the named executive officer’s 2012 annual incentive plan opportunities originally established in February 2012 (or in June 2012 with respect to Messrs. Doolan and Bedford). Amounts for Messrs. Doolan and Bedford are converted using the 2012 average rate of $1.00 CAN: $0.99958008 USD. For each of Messrs. Doolan, Allen, Ashburn, Jr., Burba and Bedford, the threshold, target and maximum values are equal to 27.5%, 55% and 110%, respectively, of their actual salaries paid for 2012, as reflected in the 2012 Summary Compensation Table. For Mr. Smith, the threshold, target and maximum values are equal to 85% of his respective 2012 annual incentive plan award opportunities of 50% (threshold), 100% (target) and 200% (maximum), reflecting his election to receive 85% of his 2012 annual incentive plan award in cash. No amounts were actually earned by the named executive officers for 2012 for this award, and thus no value is included for 2012 in the “Non-Equity Incentive Plan Compensation” column of the 2012

Summary Compensation Table above. See “Compensation Discussion and Analysis—Analysis of 2012 Executive Compensation Program—2012 Annual Incentive Plan Awards” above for additional information about the 2012 annual incentive plan.

(2)
The award reported in this row reflects Mr. Smith’s threshold, target and maximum opportunity to receive Converted RSUs based on his election to receive 15% of his 2012 annual incentive plan award, as described in footnote one above, in Converted RSUs. Under the MICP, if a participant elects to defer any of the cash portion of the bonus he or she earns under the annual incentive plan, he or she may convert a percentage of that cash portion into Converted RSUs, which are credited to his or her account under the MICP. Converted RSUs are immediately vested. After 2012, Mr. Smith did not receive any Converted RSUs in settlement of this award opportunity, as no award was paid out under the 2012 annual incentive plan. See “Compensation Discussion and Analysis—Analysis of 2012 Executive Compensation Program—2012 Annual Incentive Plan Awards” above for additional information about the annual incentive plan.

(3)
The award reported in this row reflects Mr. Smith’s threshold, target and maximum opportunity to receive Matching RSUs based on his elections to receive 15% of his 2012 annual incentive plan award, as described in footnote two above, in Converted RSUs. Under the MICP, if a participant converts any of his or her cash bonus into Converted RSUs, then the Company will credit his or her account with Matching RSUs at an amount equal to 25% of the number of Converted RSUs. Any Matching RSUs credited to a participant’s account will vest on the third anniversary of the date of grant of the Matching RSUs, so long as the participant remains in the Company’s continuous employ or retires prior to the vesting date. After 2012, Mr. Smith did not receive any Matching RSUs in settlement of this award opportunity, as no award was received under the 2012 annual incentive plan. See “Compensation Discussion and Analysis—Analysis of 2012 Executive Compensation Program—2012 Annual Incentive Plan Awards” above for additional information about the annual incentive plan.

(4)
The awards reported in these rows reflect the RSU grants under the LTIP made to the pre-acquisition named executive officers in February 2012. See “Compensation Discussion and Analysis—Analysis of 2012 Executive Compensation Program—Equity Awards” above for additional information about these equity awards.

(5)
The awards reported in these rows reflect the aggregate threshold, target and maximum award opportunities for PBRSUs covering the 2012-2014 performance period granted under the LTIP to the pre-acquisition named executive officers in February 2012. See “Compensation Discussion and Analysis—Analysis of 2012 Executive Compensation Program—Equity Awards” for additional information about these equity awards.

(6)	Amounts disclosed in this column for equity awards are computed in accordance with FASB ASC Topic 718.

Employment Agreements
During 2012, the Company was a party to employment agreements with Messrs. Smith, Allen, Ashburn, Jr. and Burba, which agreements are described below. Mr. Smith’s employment was terminated on December 10, 2012, and as a result, his employment agreement ceased to be in effect, as further described below.
Prior Employment Agreement with Mark A. Smith. Prior to the termination of Mr. Smith’s employment on December 10, 2012, the Company was a party to an amended and restated executive employment agreement with Mr. Smith, which was entered into on February 28, 2012. The initial term of the employment agreement was to end on June 1, 2013, but on June 1, 2013 and each succeeding anniversary of such date, the term would have been automatically extended for an additional year unless Mr. Smith or the Company provided ninety days’ written notice that the term would not be extended. Mr. Smith’s employment agreement provided for, among other things:

•	an annual base salary of $850,000, subject to increases at the Company’s discretion;

•	eligibility to participate in the Company’s employee benefit plans;

•	eligibility to participate in any bonus plan or long-term equity or cash incentive compensation plan for officers and directors established by the Board; and

•	eligibility to participate in the Company’s executive nonqualified deferred compensation plan.

If the Company had terminated Mr. Smith’s employment without “cause,” or if Mr. Smith had terminated his employment for “good reason”, and such termination did not occur within the twenty-four month period following a “change of control,” as each term is defined in his employment agreement, Mr. Smith would have been entitled to receive any accrued salary and vacation pay up to and including the date of termination, severance payments in an amount equal to two years of his base salary plus two times his target bonus under the annual incentive plan, and reimbursement of COBRA payments for eighteen months following termination.

If the Company had terminated Mr. Smith’s employment without “cause,” or if Mr. Smith had terminated his employment for “good reason” within the twenty-four month period following a “change of control,” as each term is defined in his employment agreement, Mr. Smith would have been entitled to receive any accrued salary and vacation pay up to and including the date of termination, severance payments in an amount equal to three years of his base salary plus three times his target bonus under the annual incentive plan, and reimbursement of COBRA payments for eighteen months following termination.
Under his employment agreement, Mr. Smith was (and is) subject to a two-year prohibition on “competitive conduct,” as defined in his employment agreement, anywhere in China, Japan, the United States, the European Union or Australia following the termination of his employment for any reason.
Separation Agreement and General Release with Mr. Smith. On December 22, 2012, the Company entered into a separation agreement and general release to set forth the terms and conditions of Mr. Smith’s termination of service from the Company and a consulting agreement to set forth the terms and conditions of his ongoing transitional consulting services to the Company. As memorialized in the separation agreement, Mr. Smith’s service as the Company’s President and Chief Executive Officer terminated on December 10, 2012, and Mr. Smith resigned as a member of the Board and from all positions he held as an officer and director of the Company’s subsidiaries and affiliates, effective as of December 22, 2012.
The separation agreement provides that Mr. Smith will release the Company and certain other parties from any and all claims, causes of action and demands arising on or prior to December 22, 2012. Under the separation agreement, Mr. Smith received certain payments and other benefits from the Company pursuant to his employment agreement and a performance-based restricted stock unit agreement. These payments (less withholding for taxes) and benefits include:

•
A lump sum cash payment equal to $2,445,127, consisting of (i) $1,700,000 representing two times his annual target bonus opportunity for 2012 as required by the employment agreement, (ii) $721,232 representing a portion of the two years of base salary to which he is entitled pursuant to the employment agreement, including the portion for the period from December 10, 2012 through October 15, 2013 and (iii) $23,895 representing a cash payment in satisfaction of 18 months of reimbursement for COBRA premiums in accordance with the employment agreement;

•
An amount in cash equal to $978,768, consisting of the remainder of the two years of base salary to which he is entitled pursuant to the employment agreement, and payable as continued base salary commencing on October 16, 2013 and ending on December 10, 2014; and

•	A lump sum cash payment equal to $47,446 in satisfaction of his PBRSUs under the PBRSU agreement.

In addition, Mr. Smith was also entitled to a lump sum cash payment under the 2012 annual incentive plan, based on actual performance for 2012 and payable at the time such incentives were paid to employees generally; however, as described above in “Compensation Discussion and Analysis—Analysis of 2012 Executive Compensation Program—2012 Annual Incentive Plan Awards”, no incentive payments were made under the 2012 annual incentive plan. As required under the terms of his employment agreement, Mr. Smith also received a lump sum cash payment of $125,457 with respect to his accrued but unused vacation time through December 10, 2012.
The separation agreement memorialized that all of Mr. Smith’s other outstanding and unvested equity compensation awards granted to him by the Company were terminated and forfeited without additional consideration. In addition, Mr. Smith affirmed that he will be subject to the non-competition, non-solicitation and confidentiality provisions in the employment agreement and will continue to cooperate with the Company in any litigation or similar proceedings relating to his service with the Company.
Consulting Agreement with Mr. Smith. The consulting agreement provides that Mr. Smith will provide transitional consulting services to the Company as requested by the Board for an initial term ending on December 31, 2013, which may be extended upon mutual agreement of the parties. In respect of the consulting services, Mr. Smith will receive a total of $425,000 during the term, which represents one-half of his base salary in effect immediately prior to his termination of employment.
Employment Agreements with the Other Named Executive Officers. On February 28, 2012, the Company entered into an amended and restated executive employment agreement with each of Messrs. Allen, Ashburn, Jr. and Burba. The employment agreements with these other named executive officers provide for, among other things:

•	an annual base salary of $400,000, subject to increases at the Company’s discretion;

•	eligibility to participate in the Company’s employee benefit plans;

•	eligibility to participate in any bonus plan or long-term equity or cash incentive compensation plan for officers and directors established by the Board; and

•	eligibility to participate in the Company’s executive nonqualified deferred compensation plan.

The initial term of each employment agreement ends on June 1, 2013, but on June 1, 2013 and each succeeding anniversary of such date, the term will be automatically extended for an additional year unless the executive or the Company provide ninety days’ written notice that the term will not be extended.
If the Company terminates the executive’s employment without “cause,” or if the executive terminates his employment for “good reason”, and such termination does not occur within the twenty-four month period following a “change of control,” as each term is defined in his employment agreement, he would be entitled to receive any accrued salary and vacation pay up to and including the date of termination, severance payments in an amount equal to one year of his base salary plus one times his target bonus under the annual incentive plan, and reimbursement of COBRA payments for twelve months following termination.
If the Company terminates the executive’s employment without “cause,” or if the executive terminates his employment for “good reason” within the twenty-four month period following a “change of control,” as each term is defined in his employment agreement, he would be entitled to receive any accrued salary and vacation pay up to and including the date of termination, severance payments in an amount equal to two years of his base salary plus two times his target bonus under the annual incentive plan, and reimbursement of COBRA payments for eighteen months following termination.
In addition, each of Messrs. Allen, Ashburn, Jr. and Burba is subject to a two-year prohibition on “competitive conduct,” as defined in his employment agreement, anywhere in China, Japan, the United States, the European Union or Australia following the termination of his employment for any reason.
On February 27, 2013, the Company notified Mr. Allen that his employment agreement would not be renewed past June 1, 2013 but his employment would continue without a fixed term agreement in place.
Separation Agreement and General Release with Messrs. Ashburn, Jr. and Burba. On March 22, 2013, the Company entered into a separation agreement and general release with each of Messrs. Ashburn, Jr. and Burba to set forth the terms and conditions of the termination of service from the Company and a consulting agreement to set forth the terms and conditions of his ongoing transitional consulting services to the Company. As memorialized in the separation agreements, Mr. Ashburn, Jr.'s service as the Company’s Executive Vice President and General Counsel, and Mr. Burba’s service as the Company’s Executive Vice President and Chief Technology Officer, ceased on March 22, 2013, and each executive resigned from all positions he held as an officer and/or director of the Company’s subsidiaries and affiliates, as applicable, effective as of March 22, 2013.
The separation agreements provide that each executive will release the Company and certain other parties from any and all claims, causes of action and demands arising on or prior to March 22, 2013.
Under the separation agreement, each of the executives received certain payments and other benefits from the Company pursuant to his employment agreement and his PBRSU agreement. These payments (less withholding for taxes) and benefits include:

•	A lump sum cash payment equal to $220,000, consisting of one times his target annual bonus opportunity for 2013 as required by the employment agreement;

•	An amount in cash equal to $400,000, consisting of one year of base salary to which he is entitled pursuant to the employment agreement;

•	$7,921 in satisfaction of his PBRSUs under the PBRSU agreement; and

•
If the executive elects continuation coverage under the Company’s medical plan under COBRA, reimbursement for the Executive’s COBRA payments until the earlier of (1) his eligibility for any such coverage under another employer’s or any other medical plan or (2) the date that is twelve months following the Executive’s separation from service date.

As required under the terms of the executives’ employment agreements, they will also receive lump sum cash payments of $83,463 for Mr. Ashburn, Jr. and $65,463 for Mr. Burba with respect to their accrued but unused vacation time and all accrued but unpaid base salary through March 22, 2013.
The executives affirmed in the separation agreements that they will be subject to the non-competition, non-solicitation and confidentiality provisions in the employment agreements, that they will abide by mutual non-disparagement covenants entered into with the Company, and that they will continue to cooperate with the Company in any litigation or similar proceedings relating to their service with the Company.
Consulting Agreement with Messrs. Ashburn, Jr. and Burba. The consulting agreement provides that each executive will provide transitional consulting services to the Company as requested by the Chief Executive Officer or his designee for an initial term ending on March 31, 2014. In respect of the consulting services, which will consist of at least 80 hours per calendar quarter (unused hours will roll forward to the next calendar quarter), each executive will receive a quarterly retainer equal to $31,324, plus $187.50 per hour for any quarterly consulting services in excess of the base 80-hour requirement.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END TABLE
The following table provides information about outstanding equity awards for each of the Company’s named executive officers as of December 31, 2012.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Under-lying Unexer-cised Options (#) Exercis-able	Number of Securities Underlying Unexer-cised Options (#) Unexercis-able(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Mr. Karayannopoulos	—	—	—	—	—	—	—	—	—

Mr. Smith	—	—	—	—	—	—	—	—	—

Mr. Doolan	—	—	—	—	—	—	—	—	—

Mr. Allen	1/13/2011	2,070	4,139	$48.87	1/13/2021	—	—	—	—
	11/4/2010	—	—	—	—	18,000(3)	169,920	—	—
	1/13/2011	—	—	—	—	634(3)	5,985	—	—
	1/13/2011	—	—	—	—	3,837(4)	36,221	—	—
	6/1/2011	—	—	—	—	1,387(4)	13,093	—	—
	2/2/2012	—	—	—	—	552(4)	5,211	—	—
	2/28/2012	—	—	—	—	13,436(4)	126,936	—	—
	2/28/2012	—	—	—	—	—	—	3,756(5)	35,457

Mr. Ashburn, Jr.	1/13/2011	690	1,380	$48.87	1/13/2021	—	—	—	—
	11/4/2010	—	—	—	—	3,000(3)	28,320	—	—
	1/13/2011	—	—	—	—	634(3)	5,985	—	—
	1/13/2011	—	—	—	—	1,279(4)	12,074	—	—
	6/1/2011	—	—	—	—	4,854(4)	45,822	—	—
	2/28/2012	—	—	—	—	13,436(4)	126,836	—	—
	2/28/2012	—	—	—	—	—	—	3,756(5)	35,457

Mr. Burba	1/13/2011	690	1,380	$48.87	1/13/2021	—	—	—	—
	11/4/2010	—	—	—	—	3,000(3)	28,320	—	—
	1/13/2011	—	—	—	—	634(3)	5,985	—	—
	1/13/2011	—	—	—	—	1,279(4)	12,074	—	—
	6/1/2011	—	—	—	—	4,854(4)	45,822	—	—
	2/28/2012	—	—	—	—	13,436(4)	126,836	—	—
	2/28/2012	—	—	—	—	—	—	3,756(5)	35,457

Mr. Bedford	—	—	—	—	—	—	—	—	—

_______________
(1)    These stock options vest on an annual, ratable basis over three years following the date of grant.

(2)	These amounts were calculated based on $9.44 per share, which was the closing price of the Company’s common stock on December 31, 2012.

(3)
These restricted shares will vest in full on the third anniversary of the grant date, subject to continued employment by the recipient during the three-year period following the grant date, subject to certain early vesting conditions.

(4)
These RSUs will vest in full on the third anniversary of the grant date, subject to continued employment by the recipient during the three-year period following the grant date, subject to certain early vesting conditions.

(5)
These PBRSUs vest upon the completion of a three-year performance period (January 1, 2012 through December 31, 2014), subject to the achievement of the management objective based on TSR relative to the companies that constitute the SPDR Index.

2012 OPTION EXERCISES AND STOCK VESTED TABLE

Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Mr. Karayannopoulos	—	—
Mr. Smith	3,815(1)	111,436
Mr. Doolan	—	—
Mr. Allen	2,210(1)	64,554
Mr. Ashburn, Jr.	—	—
Mr. Burba	—	—
Mr. Bedford	—	—
_______________

(1)	Represents the number of shares vested in connection with receiving Converted RSUs.

(2)	Computed by multiplying the number of RSUs vesting by the closing price of a share of the Company’s common stock on February 2, 2012, the date of vesting.

Retirement Plans
The Company’s U.S. based named executive officers are eligible to participate in the Company’s tax-qualified Molycorp Minerals, LLC 401(k) Plan on the same basis as other employees under the plan. Each year, the Company may make three types of contributions to each participant’s account. First, the Company makes non-elective discretionary contributions in which the Company contributes to a participant’s account an amount equal to 4% of the participant’s eligible compensation. Second, the Company makes a safe-harbor matching contribution to a participant’s account in which the Company contributes an amount equal to 100% of a participant’s contributions during the plan year, limited to 3% of the participant’s eligible compensation, plus 50% of the participant’s contributions during the plan year between 3% and 5% of the participant’s eligible compensation. Finally, the Company may make discretionary profit-sharing contributions in which the Company may contribute to a participant’s account an amount equal to a percentage of the participant’s eligible compensation that the Company determines each year up to 4% of the participant’s eligible compensation. For 2012, the Company made safe-harbor matching and non-elective discretionary contributions, but did not make profit-sharing contributions. Our Canadian-based named executive officers are eligible to participate in the Canadian Group Retirement Savings Plan where the Company makes a matching contribution to their accounts equal to 100% of their contribution, limited to 5.0% of their eligible compensation. The 2012 Summary Compensation Table above reflects the actual dollar amounts contributed to the Company’s retirement plans on each named executive officer’s behalf in the “All Other Compensation” column.
Nonqualified Deferred Compensation
The following table reflects the amounts credited under the Company’s MICP on behalf of the Company’s named executive officers who reside in the U.S. The Company does not maintain any other nonqualified deferred compensation plan.

2012 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Mr. Karayannopoulos	—	—	—	—	—
Mr. Smith	188,369	0	(64,397)	0	208,304
Mr. Doolan	—	—	—	—	—
Mr. Allen	64,554	0	(41,801)	0	60,751
Mr. Ashburn, Jr.	0	0	1,427	0	40,439
Mr. Burba	0	0	1,426	0	39,812
Mr. Bedford	—	—	—	—	—
_______________

(1)	These amounts are reported in the “Salary” column of the 2012 Summary Compensation Table.

(2)	None of these amounts are reported in the 2012 Summary Compensation Table.

(3)
Of these amounts, $58,369 for Mr. Smith, $19,336 for Mr. Allen, $14,400 for Mr. Ashburn, Jr. and $14,400 for Mr. Burba were previously reported in the Company’s Summary Compensation Tables in prior years’ proxy statements.

On April 1, 2009, the Company established the MICP, which is a nonqualified deferred compensation plan for the purpose of providing deferred compensation benefits for a select group of management or highly compensated U.S. employees. Under the MICP, a participant may defer his or her base salary and any bonus, commission or other extraordinary compensation that is supplemental to the participant’s base salary and is dependent upon achievement of individual or Company performance goals. Participants may also defer the receipt of any shares subject to RSUs granted under the Company’s LTIP. In addition, if a participant elects to defer any of the cash portion of the bonus he or she earns under the annual incentive plan, he or she may convert a percentage of that cash portion into RSUs, the Converted RSUs, which are credited to his or her account under the plan. If a participant converts any of his or her cash bonus into RSUs, then the Company will credit his or her account with Matching RSUs at an amount equal to 25% of the number of Converted RSUs. Converted RSUs are immediately vested. However, any Matching RSUs credited to a participant’s account will vest on the third anniversary of the date of grant of the Matching RSUs, so long as the participant remains in the Company’s continuous employ or retires prior to the vesting date.
Under the MICP, the Company establishes for each participant a cash account to which the Company credits any cash deferrals the participant elects, as well as any fractional balance of Converted RSUs or Matching RSUs that are converted into cash, an RSU account to which the Company credits any deferrals elected with respect to RSUs, and a matching RSU account to which the Company credits any Matching RSUs credited to the participant. Participants may elect to have their cash accounts paid in a lump-sum or over a fixed schedule. Participants may also elect to have their accounts paid on a specified future date, upon their separation from service or upon the earlier of the two. Accounts are automatically paid out, or begin paying out, upon the participant’s death or disability, or upon a change of control of the Company. In May 2011, the MICP was amended to allow participants to make a mid-year deferral election with respect to awards granted to the participant, so long as such award was subject to forfeiture for a period of at least 12 months.
From time to time, the Compensation Committee may make discretionary contributions to a participant’s account, which is used to reward the participant for achievement of superior operating performance. Participants are always fully vested in any discretionary contribution credited to his or her account. The Company intends for the MICP to constitute an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended.
During 2012, only the pre-acquisition named executive officers were eligible to participate in the deferral programs mentioned above.
Potential Payments upon Termination or Change in Control
The Company has entered into certain agreements and the Company maintains certain plans or programs that will require the Company to provide compensation and other benefits to the named executive officers in the event of such executive’s termination of employment under certain circumstances or a change in control of the Company occurring during the executive’s term of employment.

The following table sets forth the amounts payable to each named executive officer, other than Mr. Smith, if such executive’s employment had terminated under different scenarios, and/or a change of control of the Company had occurred, on December 31, 2012. For information about Mr. Smith’s actual termination and related payments, see the section above entitled “—Executive Compensation and Other Information—Employment Agreements—Separation Agreement and General Release with Mr. Smith”. For information about the actual termination and related payments to Messrs. Ashburn, Jr. and Burba, see the section above entitled “—Executive Compensation and Other Information—Employment Agreements—Separation Agreement and General Release with Messrs. Ashburn, Jr. and Burba”.
For information about the amounts payable as of December 31, 2012 to Messrs. Allen, Ashburn, Jr. and Burba under their employment agreements, see “—Executive Compensation and Other Information—Employment Agreements—Employment Agreements with the Other Named Executive Officers” above.
The Company maintains a Severance Pay Plan for Management Employees, which plan covers the Company’s named executive officers who are not parties to employment agreements with the Company. Under the Severance Pay Plan, if the Company terminates the named executive’s employment without cause or if the executive terminates his or her employment for good reason, and such termination does not occur within the twenty-four month period following a change of control of the Company, the cash severance is in an amount equal to the greater of (1) two times the executive’s weekly base pay times the executive’s years of service and (2) twenty-six times the executive’s weekly base pay (capped at fifty-two times the executive’s weekly base pay). Under the Severance Pay Plan, if the Company terminates the named executive’s employment without cause or if the executive terminates his or her employment for good reason, and such termination occurs within the twenty-four month period following a change of control of the Company, the cash severance is in an enhanced amount equal to the greater of (1) two times the executive’s weekly base pay times the executive’s years of service and (2) thirty-nine times the executive’s weekly base pay (capped at fifty-two times the executive’s weekly base pay).
The table below does not include certain payments or benefits that do not discriminate in favor of the Company’s named executive officers and that generally would be available to any salaried employee of the Company or its operating subsidiaries upon termination of employment, or upon a change of control of the Company. Except as otherwise expressly indicated, the amounts set forth in the following table do not represent the actual sums a named executive officer would receive if his or her employment were terminated or there were a change of control of the Company. Rather, the amounts below generally represent only estimates, based upon assumptions described in the footnotes to the table, of certain payments and benefits that the named executive officers who were employed by the Company or any of its subsidiaries on December 31, 2012 would have been entitled to receive had any of the identified events occurred on such date. Moreover, for all of the named executive officers, the amounts set forth in the table necessarily are based upon the benefit plans and agreements that were in effect as of December 31, 2012. Payments which the Company may make in the future upon an employee’s termination of employment or upon a change of control of the Company will be based upon benefit plans and agreements in effect at that time, and the terms of any such future plans and agreements may be materially different than the terms of the Company’s benefit plans and agreements as of December 31, 2012.

Potential Payments Upon Termination of Employment and/or a Change of Control Table

Name	Benefits and Payments	Voluntary Termination	Retirement	Without Cause or Good Reason Termination(1)	Without Cause or Good Reason Termination (Change of Control)(2)	For Cause Termination	Termination due to Death or Disability	Change of Control(3)
Mr. Karayannopoulos	Cash Severance(4)	$0	$0	$0	$0	$0	$0	$0
	Unvested Stock Options(5)	$0	$0	$0	$0	$0	$0	$0
	Unvested Restricted Stock(6)	$0	$0	$0	$0	$0	$0	$0
	Unvested RSUs(7)	$0	$0	$0	$0	$0	$0	$0
	TOTAL:	$0	$0	$0	$0	$0	$0	$0

Mr. Doolan	Cash Severance(4)	$0	$0	$212,411	$318,616	$0	$0	$0
	Unvested Stock Options(5)	$0	$0	$0	$0	$0	$0	$0
	Unvested Restricted Stock(6)	$0	$0	$0	$0	$0	$0	$0
	Unvested RSUs(7)	$0	$0	$0	$0	$0	$0	$0
	TOTAL:	$0	$0	$212,411	$318,616	$0	$0	$0

Mr. Allen	Cash Severance(9)	$0	$0	$620,000	$1,240,000	$0	$0	$0
	Unvested Stock Options(5)	$0	$0	$0	$0	$0	$0	$0
	Unvested Restricted Stock(6)	$0	$175,905	$0	$175,905	$0	$175,905	$175,905
	Unvested RSUs(7)	$0	$181,361	$0	$181,361	$0	$181,361	$181,361
	Unvested PBRSUs(8)	$0	$9,849	$9,849	$35,457	$0	$9,849	$35,457
	TOTAL:	$0	$367,115	$629,849	$1,632,723	$0	$367,115	$392,723

Mr. Ashburn, Jr.	Cash Severance(9)	$0	$0	$620,000	$1,240,000	$0	$0	$0
	Unvested Stock Options(5)	$0	$0	$0	$0	$0	$0	$0
	Unvested Restricted Stock(6)	$0	$34,305	$0	$34,305	$0	$34,305	$34,305
	Unvested RSUs(7)	$0	$184,731	$0	$184,731	$0	$184,731	$184,731
	Unvested PBRSUs(8)	$0	$9,849	$9,849	$35,457	$0	$9,849	$35,457
	TOTAL:	$0	$228,885	$629,849	$1,494,493	$0	$228,885	$254,493

Mr. Burba	Cash Severance(9)	$0	$0	$620,000	$1,240,000	$0	$0	$0
	Unvested Stock Options(5)	$0	$0	$0	$0	$0	$0	$0
	Unvested Restricted Stock(6)	$0	$34,305	$0	$34,305	$0	$34,305	$34,305
	Unvested RSUs(7)	$0	$184,731	$0	$184,731	$0	$184,731	$184,731
	Unvested PBRSUs(8)	$0	$9,849	$9,849	$35,457	$0	$9,849	$35,457

Name	Benefits and Payments	Voluntary Termination	Retirement	Without Cause or Good Reason Termination(1)	Without Cause or Good Reason Termination (Change of Control)(2)	For Cause Termination	Termination due to Death or Disability	Change of Control(3)
	TOTAL:	$0	$228,885	$629,849	$1,494,493	$0	$228,885	$254,493

Mr. Bedford	Cash Severance(4)	$0	$0	$215,294	$299,874	$0	$0	$0
	Unvested Stock Options(5)	$0	$0	$0	$0	$0	$0	$0
	Unvested Restricted Stock(6)	$0	$0	$0	$0	$0	$0	$0
	Unvested RSUs(7)	$0	$0	$0	$0	$0	$0	$0
	TOTAL:	$0	$0	$215,294	$299,874	$0	$0	$0

(1)
The amounts in this column are based on the assumption that, on December 31, 2012, the executive was terminated by the Company without cause or the executive terminated his or her employment with the Company for good reason, and such termination did not occur within the twenty-four month period following a change of control of the Company.

(2)
The amounts in this column with respect to cash severance are based on the assumption that, on December 31, 2012, the executive was terminated by the Company without cause or the executive terminated his or her employment with the Company for good reason and such termination occurred during the twenty-four month period following a change of control. The amounts in this column with respect to stock options, restricted stock and RSUs are based on the assumption that, on December 31, 2012, a change of control of the Company occurred, the stock options, restricted stock and RSUs were assumed in connection with the change of control, and that the executive’s employment was terminated without cause or that the executive terminated his or her employment for good reason within two years after a change of control.

(3)
The amounts in this column are based on the assumption that a change of control of the Company occurred on December 31, 2012, that the stock options, restricted stock and RSUs were not assumed in connection with the change of control, and that the executive’s employment continued after such date.

(4)
Reported amounts were calculated pursuant to the terms of the Severance Pay Plan for Management Employees in effect on December 31, 2012. These amounts assume all accrued base salary, benefits and vacation, including then unused accrued vacation, have been paid to each named executive officer. Amounts for Messrs. Karayannopoulos, Doolan and Bedford are converted using the 2012 average rate of $1.00 CAN: $0.99958008 USD.

(5)	All unvested stock options are currently underwater.

(6)
Reported amounts consist of the value of the unvested shares of restricted stock, which may continue to vest on the third anniversary of the grant date or accelerate as a result of the triggering event. As of December 31, 2012, Mr. Allen had 18,634 unvested shares of restricted stock, Mr. Ashburn, Jr. had 3,634 unvested shares of restricted stock, and Mr. Burba had 3,634 unvested shares of restricted stock, the value of such restricted stock being based on the Company’s closing stock price on December 31, 2012 of $9.44 per share.

(7)
Reported amounts consist of the value of the unvested time-based RSUs, which may continue to vest on the third anniversary of the grant date or accelerate as a result of the triggering event. As of December 31, 2012, Mr. Allen had 19,212 unvested RSUs, Mr. Ashburn, Jr. had 19,569 unvested RSUs, and Mr. Burba had 19,569 unvested RSUs, the value of such RSUs being based on the Company’s closing stock price on December 31, 2012 of $9.44 per share. Payouts for scenarios involving a change in control assume full payout for the RSUs and that the RSUs are not assumed in the transaction.

(8)
Reported amounts consist of the value of the unvested PBRSUs, which may continue to vest or accelerate as a result of the triggering event. As of December 31, 2012, each of Messrs. Allen, Ashburn, Jr. and Burba had 3,756 unvested PBRSUs, the value of such PBRSUs being based on the Company’s closing stock price on December 31, 2012 of $9.44 per share. Payouts for retirement, termination without cause or termination due to death or disability assume a pro-rata payout at target based on the portion of the performance period during which the officer was employed (and the execution of a release of claims for retirement or termination without cause). Payouts for scenarios involving a change in control assume full payout for the PBRSUs at target and that the PBRSUs are not assumed in the transaction.

(9)
Reported amounts were calculated pursuant to the terms of, as applicable, each named executive officer’s amended and restated executive employment agreement in effect on December 31, 2012. Under each amended and restated executive employment agreement, if the Company terminates the named executive officer’s employment without cause or if the executive terminates his or her employment for good reason, and such termination does not occur within the twenty-four month period following a change of control of the Company, the cash severance is in an amount equal one times each named executive officer’s base salary in effect on December 31, 2012 plus one times each named executive officer’s target bonus amount under the 2012 annual incentive plan. Under each amended and restated executive employment agreement, if the Company terminates the named executive’s employment without cause or if the executive terminates his or her employment for good reason, and such termination occurs within the twenty-four month period following a change of control of the Company, the cash severance is in an enhanced amount equal to two times each named executive officer’s base salary in effect on December 31, 2012 plus two times each named executive officer’s target bonus amount under the 2012 annual incentive plan.
2012 Director Compensation
The following table sets forth information with respect to the compensation paid by the Company to each of the Company’s non-employee directors (excluding Mr. Karayannopoulos) during 2012:

2012 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)(3)
Russell D. Ball	76,750	79,563	156,313
Ross R. Bhappu	—	—	—
Brian T. Dolan	63,750	69,993	133,743
John Graell	52,500	69,993	122,493
Charles R. Henry	70,250	69,993	140,243
Mark S. Kristoff	70,250	87,528	157,778
Alec Machiels	—	—	—
Jack E. Thompson	72,250	69,993	142,243
_______________

(1)
The following portions of the fees listed in this column for the following directors were deferred into RSUs under the Nonemployee Director Deferred Compensation Plan: Mr. Ball, $38,375; and Mr. Kristoff, $70,250.

(2)
The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of stock awards granted during the reported year, and include, with respect to the applicable director, the following amounts:

•	Mr. Ball: $45,461 for the value of 2,310 RSUs awarded in May 2012 and $9,571 for the value of 720 Matching RSUs awarded in connection with his deferral of fees;

•	Mr. Kristoff: $45,461 for the value of 2,310 RSUs awarded in May 2012 and $17,535 for the value of 1,320 Matching RSUs awarded in connection with his deferral of fees; and

•	Messrs. Dolan, Graell, Henry and Thompson: $45,461 for the value of 2,310 RSUs awarded in May 2012.

The non-employee directors had unvested stock awards outstanding as of December 31, 2012 for the following number of shares: Mr. Ball – 7,500 shares of restricted stock and 4,309 RSUs; Mr. Henry –3,476 RSUs; Mr. Kristoff –5,036 RSUs; Mr. Thompson –3,453 RSUs and Messrs. Dolan and Graell – 2,310 RSUs each.

(3)
For the period of June 11, 2012 to December 10, 2012, Mr. Karayannopoulos was paid in cash, $35,096 in directors fees. No RSUs were granted to Mr. Karayannopoulos for his service as a director during 2012. Mr. Karayannopoulos has received no stock awards. These director fees are shown in the 2012 Summary Compensation Table.

In early 2012, all non-employee directors received an annual cash retainer in the amount of $45,000 and annual equity award with a value equal to $70,000. On April 30, 2012, the Compensation Committee approved, effective as of June 1, 2012, an increase to non-employee director compensation. Effective June 1, 2012, the annual cash retainer was increased to $75,000 from $45,000. In addition, the additional annual cash retainer to be provided to the chairmen is listed below:

Chairman	Additional Cash Retainer
Chairman of the Board	$75,000
Audit and Ethics Committee Chairman	$14,000
Compensation Committee Chairman	$9,000
Health, Environment, Safety and Sustainability Committee Chairman	$7,000
Nominating and Corporate Governance Committee Chairman	$7,000

On January 13, 2011, the Board, upon recommendation by the Compensation Committee, adopted the Molycorp, Inc. Nonemployee Director Deferred Compensation Plan, which is a nonqualified deferred compensation plan for the purpose of providing deferred compensation benefits to U.S. members of the Board who are not the Company’s employees. Under the Nonemployee Director Deferred Compensation Plan, a participant may defer his or her annual fees and the receipt of any shares subject to RSUs granted under the Company’s 2010 Equity and Performance Incentive Plan. In addition, if a participant elects to defer any of the cash portion of his or her annual fees, he or she may convert a percentage of those fees into RSUs, the Converted RSUs, which are credited to his or her account under the plan. If a participant converts any of his or her annual fees into RSUs, then the Company will credit his or her account with Matching RSUs at an amount equal to 25% of the number of Converted RSUs the participant received. Converted RSUs are immediately vested. However, any Matching RSUs credited to a participant’s account will vest on the third anniversary of the date of grant of the Matching RSUs, so long as the participant provides continuous service to the Company or retires prior to the vesting date.
Under the Nonemployee Director Deferred Compensation Plan, the Company establishes for each U.S. participant a cash account to which the Company credits any cash deferrals the participant elects, an RSU account to which the Company credits any deferrals elected with respect to RSUs, and a matching RSU account to which the Company credits any Matching RSUs credited to the participant. Participants may elect to have their cash accounts paid in a lump-sum or over a fixed schedule. Participants may also elect to have their accounts paid on a specified future date, upon their separation from service or upon the earlier of the two. Accounts are automatically paid out, or begin paying out, upon the participant’s death or disability, or upon a change of control of the Company.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section above and, based on this review, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.
COMPENSATION COMMITTEE
Jack E. Thompson, Chairman
Mark S. Kristoff
Brian T. Dolan
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of the Company’s Compensation Committee are Messrs. Dolan, Kristoff and Thompson. None of the members of the Company’s Compensation Committee is or has been an officer or employee of the Company. No executive officer of the Company served in the last year as a director or member of the compensation committee of another entity one of whose executive officers served as a member of the Company’s Board or on the Company’s Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2010 Equity and Performance Incentive Plan
Common Stock	35,624	$48.87(1)	3,765,911
Equity compensation plans not approved by security holders	__	__	__
Total	35,624	$48.87 (1)	3,765,911

(1)	Includes RSUs that can be exercised for no consideration.

BENEFICIAL OWNERSHIP OF THE COMPANY’S COMMON STOCK
Set forth in the following table is the beneficial ownership of the Company’s common stock as of April 26, 2013 (except as otherwise indicated) held by (i) the Company’s directors, principal executive officers, principal financial officers and three other most highly compensated executive officers during 2012, (ii) all of the Company’s executive officers and directors as a group and (iii) each person who is known to the Company to be the beneficial owner of more than five percent of the Company’s common stock. Beneficial ownership has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 under the Exchange Act. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with SEC reporting requirements. For purposes of calculating the percentage of shares of common stock beneficially owned, there were 188,572,122 shares of the Company’s common stock outstanding as of April 26, 2013. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Non-Officer Directors	Number of Shares	Percent of Class
Russell D. Ball (1)(2)	27,632	*
Ross R. Bhappu (2)(3)	16,761,129	8.87%
Brian T. Dolan (1) (2)	39,709	*
John Graell	2,310	*
Charles R. Henry (1)(4)	143,422	*
Mark S. Kristoff (1)(5)	3,926,278	2.08%
Alec Machiels	0	*
Jack E. Thompson (1)	72,648	*

Named Executive Officers
Constantine Karayannopoulos (2)(4)(6)	70,541	*
Mark A. Smith (2)(7)	1,336,298	*
Michael F. Doolan (2)(4)(6)	67,464	*
James S. Allen (1) (8)	25,584	*
Geoffrey R. Bedford (2)(4)(6)	40,473	*
John L. Burba (1)	219,871	*
John F. Ashburn, Jr. (9)	185,718	*
All directors and executive officers as a group (including the named executive officers) (12 persons) (10)	21,154,859	11.22%

Beneficial Owners of More than 5% of Common Stock
Resource Capital Funds (11)	16,760,529	8.87%
Molibdenos y Metales S.A. (12)	34,828,478	18.20%
Pegasus Capital LLC (13)	11,358,305	6.02%

*	Less than 1% of common stock.

(1)
Includes the following shares of the Company’s common stock issuable upon the exercise of RSUs, each of which represents the right to receive one share of the Company’s common stock, that are fully vested and are payable after the person’s separation from service as a director or employee of the Company, as applicable: Mr. Allen—2,120 shares; Mr. Ball—8,696 shares; Mr. Dolan—2,310 shares; Mr. Graell—2,310 shares, Mr. Henry—3,552 shares; Mr. Kristoff—13,112 shares; and Mr. Thompson—3,453 shares.

(2)
Includes the following shares of the Company’s common stock issuable upon the conversion of the Company’s 6.00% Convertible Senior Notes due 2017 that are convertible at any time prior to the close of business on the second scheduled trading day immediately preceding September 1, 2017 at an initial conversion rate of 83.3333 shares of common stock per $1,000 principal amount of notes:

Mr. Ball—4,166 shares; Mr. Bhappu—416,666 shares (through Resource Capital Fund V L.P. (see note 3 below)); Mr. Dolan—20,833 shares; Mr. Karayannopoulos—8,333 shares; Mr. Smith—416,666 shares; Mr. Doolan—16,666 shares; and Mr. Bedford—12,500 shares.

(3)
Includes (a) 11,042,605 shares of the Company’s common stock held by Resource Capital Fund IV L.P., of which Resource Capital Associates IV L.P. is the general partner (RCA IV GP L.L.C. is the general partner of Resource Capital Associates IV L.P.) and (b) 5,301,258 shares of the Company’s common stock held by Resource Capital Fund V L.P., of which Resource Capital Associates V L.P. is the general partner (RCA V GP Ltd. is the general partner of Resource Capital Associates V L.P.). Mr. Bhappu is one of seven members of RCA IV GP L.L.C. and RCA V GP Ltd. As indicated in footnote nine below, RCA IV GP L.L.C. may be deemed to have sole voting and dispositive power over 11,042,605 shares of the Company’s common stock and RCA V GP Ltd. may be deemed to have sole voting and dispositive power over 2,801,258 shares of the Company’s common stock. Mr. Bhappu disclaims beneficial ownership of the shares of the Company’s common stock held by RCA IV GP L.L.C. and RCA V GP Ltd., except to the extent of his pecuniary interest therein.

(4)
Includes the following shares of the Company’s common stock issuable upon the conversion of the 5.50% Convertible Senior Notes due 2018 that are convertible at any time prior to the close of business on the second scheduled trading day immediately preceding February 1, 2018 at an initial conversion rate of 138.8889 shares of common stock per $1,000 principal amount of notes: Mr. Henry—27,777 shares; Mr. Karayannopoulos—13,888 shares; Mr. Doolan—13,888 shares; and Mr. Bedford – 13,888 shares.

(5)
Includes 3,388,232 shares of the Company’s common stock held by Traxys S.à.r.l. Mr. Kristoff is the chief executive officer of Traxys S.à.r.l. and serves on its board of managers. Mr. Kristoff disclaims beneficial ownership of the shares of the Company’s common stock held by Traxys S.à.r.l., except to the extent of his pecuniary interest therein, if any.

(6)
Includes the following shares of the Company’s common stock issuable upon the exchange of the securities of MCP Exchangeco Inc., a British Columbian subsidiary of the Company. The securities of MCP Exchangeco, Inc. have no expiration date, however, the MCP Exchangeco, Inc. securities are subject to the right of the Company and MCP Callco, Inc., a British Columbian subsidiary of the Company, to (i) call such shares upon an anticipated liquidation, dissolution or winding up of MCP Exchangeco, Inc., or upon certain changes in law, and (ii) redeem such shares on or after the six-anniversary of their issuance upon the occurrence of certain enumerated events. Mr. Karayannopoulos – 18,190 shares (including 3,866 shares held by Mr. Karayannopoulos’s wife); Mr. Doolan – 11,910 shares; and Mr. Bedford – 12,498 shares.

(7)
Includes 153,433 shares of the Company’s common stock held by KMSMITH LLC. Kimberly Smith, the wife of Mr. Smith, has sole voting and investment power with respect to the shares of our common stock held by KMSMITH LLC. Mr. Smith disclaims beneficial ownership of the shares of our common stock held by KMSMITH LLC, except to the extent of his pecuniary interest therein, if any. Also includes 4,200 shares of the Company’s common stock held by a trust that holds the shares for the benefit of Mr. Smith’s children and for which Mr. Smith is a co-trustee. Also Includes 15,836 shares of the Company’s Series A Mandatory Convertible Preferred Stock that is convertible into 1.667 shares of the Company’s common stock at any time prior to March 1, 2014. Mr. Smith holds 11,669 shares of Series A Mandatory Convertible Preferred Stock directly and 4,167 shares of Series A Mandatory Convertible Preferred Stock indirectly as a co-trustee to a trust that holds the shares for the benefit of Mr. Smith’s children.

(8)	Includes 4,140 shares of the Company's common stock issuable upon exercise of non-qualified stock options that are exercisable on or before June 25, 2013.

(9)
Includes 100 shares of the Company’s common stock held as custodian for his son. Mr. Ashburn, Jr. disclaims beneficial ownership of the shares of the Company’s common stock held as custodian for his son, except to the extent of his pecuniary interest therein, if any.

(10)
Does not include shares of the Company’s common stock beneficially owned by Messrs. Smith, Allen, Ashburn, Jr. or Burba. On December 22, 2012, Mr. Smith entered into a Separation Agreement and General Release with the Company whereby Mr. Smith was separated from service with the Company as President and Chief Executive Officer, including subsidiaries and affiliates, effective December 22, 2012. On March 22, 2013, Messrs. Ashburn, Jr. and Burba each entered into a Separation Agreement and General Release with the Company whereby both executives were separated from service with the Company, including the Company’s subsidiaries and affiliates, effective March 22, 2013.

(11)
As reported on Schedule 13D/A filed on September 7, 2012, includes (a) 11,042,605 shares of the Company’s common stock held by Resource Capital Fund IV L.P., of which Resource Capital Associates IV L.P. is the general partner (RCA IV GP L.L.C. is the general partner of Resource Capital Associates IV L.P.) and (b) 5,301,258 shares of the Company’s common stock held by Resource Capital Fund V L.P., of which Resource Capital Associates V L.P. is the general partner (RCA V GP Ltd. is the general partner of Resource Capital Associates V L.P.). The sole members of each of RCA IV GP L.L.C. and RCA V GP Ltd. are Messrs. Ryan T. Bennett, Ross R. Bhappu, Russ Cranswick, James McClements and Henderson G. Tuten and Ms. Sherri Croasdale (collectively, the “Principals”). The businesses of each of RCA IV GP L.L.C. and RCA V GP Ltd. are directed by the officers of each general partner. The Principals serve as executive officers. RCA IV GP L.L.C. may be deemed to have sole voting and dispositive power over 11,042,605 shares of the Company’s common stock and RCA V GP Ltd. may be deemed to have sole voting and dispositive power over 5,301,258 shares of the Company’s common stock. The address of RCA IV GP L.L.C. and RCA V GP Ltd. is 1400 Sixteenth Street, Suite 200, Denver, Colorado 80202.

(12)
As reported on Schedule 13D filed by Molibdenos Y Metales S.A on February 7, 2013, includes $20,000,000 principal amount of 5.50% Convertible Senior Notes due 2018, which notes are convertible into 2,777,778 shares of the Company’s common stock. The address of Molibdenos y Metales S.A. is Camino Nos a Los Morros 66, San Bernardo, Santiago, Chile.

(13)
As reported on Schedule 13D/A filed by Pegasus Partners IV, L.P. on December 2, 2011, includes (a) 4,335,721 shares of the Company’s common stock held by PP IV Mountain Pass II, LLC, (b) 2,100,144 shares of the Company’s common stock held by PP IV MP AIV 1, LLC, (c) 767,104 shares of the Company’s common stock held by PP IV MP AIV 2, LLC, (d) 767,104 shares of the Company’s common stock held by PP IV MP AIV 3, LLC and (e) 3,388,232 shares of the Company’s common stock held by Traxys S.à.r.l. Pegasus Capital LLC may be deemed to beneficially own the shares of the Company’s common stock held by PP IV Mountain Pass II, LLC, PP IV MP AIV 1, LLC, PP IV MP AIV 2, LLC, and PP IV MP AIV 3, LLC (collectively, the “Pegasus Entities”) and Traxys S.à.r.l. Accordingly,

each of Craig Cogut and Pegasus Capital LLC may be deemed to have sole voting and dispositive power over all 11,358,305 shares. Each of Craig Cogut and Pegasus Capital LLC disclaims beneficial ownership of any of the Company’s securities held by Pegasus Entities and Traxys S.à.r.l., except to the extent of any primary interest therein. The address of each of the Pegasus Entities and Traxys S.à.r.l. is 505 Park Avenue, 21st Floor, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Registration Rights
Resource Capital Fund IV L.P., Resource Capital Fund V L.P., PP IV Mountain Pass II, LLC, PP IV MP AIV 1, LLC, PP IV MP AIV 2, LLC, PP IV MP AIV 3, LLC, TNA Moly Group LLC and KMSMITH LLC, which are current and former stockholders of the Company and are referred to collectively as the Registration Rights Holders, have certain demand and piggyback registration rights. The demand registration rights became exercisable beginning February 3, 2011.
The Registration Rights Holders exercised demand registration rights in February 2011 and June 2011 in respect of 15,525,000 and 11,500,000 shares of common stock, respectively, which amounts included shares of common stock sold to cover over-allotments. The Company paid approximately $632,000 and $385,000, respectively, in expenses in connection with these demand registrations. The Company also agreed to indemnify the underwriters participating in these demand registrations against certain liabilities, including liabilities arising under the Securities Act of 1933, or the Securities Act.
On November 21, 2011, TNA Moly Group LLC distributed all of its shares of the Company’s common stock, the majority of which, including related registration rights, were transferred to Traxys S.à.r.l.
Review and Approval of Related Party Transactions
The Company’s Audit and Ethics Committee is responsible for the review and approval of all related party transactions required to be disclosed to the public under SEC rules. This procedure is contained in the written charter of the Company’s Audit and Ethics Committee. In addition, the Company maintains a written Code of Business Conduct and Ethics that requires all employees, including the Company’s officers, to disclose to the Audit and Ethics Committee any material relationship or transaction that could reasonably be expected to give rise to a personal conflict of interest. Related party transactions are reviewed and approved by the Audit and Ethics Committee on a case-by-case basis.
DIRECTOR INDEPENDENCE
The Board reviews the independence of each director annually. In determining the independence of the Company’s directors, the Board considered Section 303A of the listing standards of the NYSE and broadly considered the materiality of each director’s relationship with the Company. Based upon the foregoing criteria, the Board has determined that the following directors are independent: Russell D. Ball, Ross R. Bhappu, Brian T. Dolan, John Graell, Charles R. Henry, Mark S. Kristoff, Alec Machiels and Jack E. Thompson. In addition, the Board, after considering Section 303A of the listing standards of the NYSE and broadly considering the materiality of each director’s relationship with the Company, has determined that each member of the Audit and Ethics Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is independent.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For the years ended December 31, 2012 and 2011, fees billed by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, to the Company were as follows (in thousands):

	Year ended December 31, (in thousands)
	2012	2011
Audit Fees (1)	$4,296	$2,052
Audit-Related Fees (2)	1,703	695
Tax Fees (3)	—	110
All Other Fees (4)	5	5
Total Accounting Fees and Services	$6,004	$2,862

(1)
Audit Fees for 2012 and 2011 were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2012 and 2011, respectively, and the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal years ended December 31, 2012 and 2011, respectively, as well as for services provided in connection with statutory and regulatory filings or engagements and comfort letters in connection with capital raising by the Company for such fiscal years.

(2)
Audit-Related Fees for 2012 were for professional services rendered for due diligence related to mergers and acquisitions and attestation engagements in support of proposed funding transactions and in 2011 for a due diligence related to a proposed merger and acquisition.

(3)
Tax Fees for 2011 were for professional services rendered for tax compliance, tax advice and tax planning in 2011. No professional services were rendered for tax compliance, tax advice or tax planning in 2012.

(4)	All Other Fees for 2012 and 2011 were for fees paid to access a PricewaterhouseCoopers LLP accounting database and other research materials.
Except as set forth above and approved by the Audit and Ethics Committee pursuant to the Company’s pre-approval policies and procedures, no assurance or related services, tax compliance, tax advice or tax planning services were performed by PricewaterhouseCoopers LLP for the Company during the last two fiscal years.
Pre-Approval Policies and Procedures
Under the Company’s pre-approval policies and procedures, only audit, audit-related services and limited tax and accounting services will be performed by the Company’s principal independent registered public accounting firm. All audit, audit-related, tax and other accounting services to be performed for the Company must be pre-approved by the Company’s Audit and Ethics Committee. In furtherance of this policy, for 2012, the Audit and Ethics Committee authorized the Company to engage PricewaterhouseCoopers LLP for specific audit, audit-related and tax services up to specified fee levels. Pre-approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee must report any decisions to the full committee at its next scheduled meeting. The Company receives a report on pre-approval policies and procedures, if any to report, from the Audit and Ethics Committee at each general meeting of the Board.
The Audit and Ethics Committee has considered whether PricewaterhouseCoopers LLP providing the Company with non-audit services is compatible with maintaining PricewaterhouseCoopers LLP’s independence and has received from PricewaterhouseCoopers LLP the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board concerning independence.
PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

Signature	Title	Date

/s/ Constantine E. Karayannopoulos Constantine E. Karayannopoulos	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 30, 2013
/s/ Michael F. Doolan Michael F. Doolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2013
/s/ Ross R. Bhappu Ross R. Bhappu	Chairman of the Board	April 30, 2013
/s/ Russell D. Ball Russell D. Ball	Director	April 30, 2013
/s/ Brian T. Dolan Brian T. Dolan	Director	April 30, 2013
John Graell	Director
/s/ Charles R. Henry Charles R. Henry	Director	April 30, 2013
/s/ Mark S. Kristoff_____________ Mark S. Kristoff	Director	April 30, 2013
/s/ Alec Machiels ____________ Alec Machiels	Director	April 30, 2013
/s/ Jack E. Thompson Jack E. Thompson	Director	April 30, 2013

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
Separation Agreement and General Release, dated December 22, 2012, between Molycorp, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.27 to Molycorp,  Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013).

10.27	*
Consulting Agreement, dated December 22, 2012, between Molycorp, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.28 to Molycorp,  Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013).

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

21.1
List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Molycorp,  Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013).

23.1
Consent of PricewaterhouseCoopers LLP. (incorporated by reference to Exhibit 23.1 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013)

23.2
Consent of SRK Consulting (U.S.), Inc. (incorporated by reference to Exhibit 23.2 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013)

24.1		Power of Attorney (incorporated by reference to Exhibit 24.1 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013).

95.1
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (incorporated by reference to Exhibit 95.1 to Molycorp,  Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013).

101.INS
XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013)

101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013)

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 18, 2013)

_______________________________________________________________________________
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b).