Form 10-Q
period 2013-03-31
Molycorp, Inc.
filed 2013-05-09
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2013, the registrant had 188,572,122 shares of common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLYCORP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$404,834	$227,790
Trade accounts receivable, net (Note 2)	63,147	52,430
Inventory (Note 5)	231,502	287,376
Deferred charges (Note 15)	6,110	9,412
Deferred tax assets (Note 15)	9,438	9,789
Income tax receivable	20,318	25,087
Prepaid expenses and other current assets	19,911	21,794
Total current assets	755,260	633,678
Non-current assets:
Deposits (Note 6)	26,639	26,769
Property, plant and equipment, net (Note 7)	1,645,374	1,544,304
Inventory (Note 5)	24,984	26,096
Intangible assets, net (Note 9)	441,677	450,938
Investments	65,497	65,126
Deferred tax assets (Note 15)	802	1,083
Goodwill (Note 9)	239,742	239,742
Other non-current assets	9,264	6,972
Total non-current assets	2,453,979	2,361,030
Total assets	$3,209,239	$2,994,708

	March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$136,862	$241,994
Accrued expenses (Note 12)	63,381	59,013
Income tax payable	15,591	15,267
Debt and capital lease obligations (Note 14)	28,788	39,604
Other current liabilities	4,589	3,539
Total current liabilities	249,211	359,417
Non-current liabilities:
Asset retirement obligation (Note 13)	17,572	18,586
Deferred tax liabilities (Note 15)	135,691	166,215
Debt and capital lease obligations (Note 14)	1,338,793	1,188,832
Derivative liability (Note 23)	7,028	7,816
Pension liabilities (Note 24)	3,338	3,292
Other non-current liabilities	2,417	2,659
Total non-current liabilities	1,504,839	1,387,400
Total liabilities	$1,754,050	$1,746,817
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at March 31, 2013 (Note 16)	189	139
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2013 (Note 16)	2	2
Additional paid-in capital	1,939,071	1,680,838
Accumulated other comprehensive loss	(12,727)	(9,433)
Deficit	(481,699)	(434,476)
Total Molycorp stockholders’ equity	1,444,836	1,237,070
Noncontrolling interests	10,353	10,821
Total stockholders’ equity	1,455,189	1,247,891
Total liabilities and stockholders’ equity	$3,209,239	$2,994,708

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues	$146,367	$84,470
Costs of sales:
Costs excluding depreciation and amortization	(152,544)	(50,070)
Depreciation and amortization	(14,309)	(3,373)
Gross (loss) profit	(20,486)	31,027
Operating expenses:
Selling, general and administrative	(24,438)	(24,183)
Corporate development	(115)	(3,381)
Depreciation, amortization and accretion	(8,223)	(358)
Research and development	(6,405)	(3,650)
Operating loss	(59,667)	(545)
Other (expense) income:
Other income (expense)	260	(6,578)
Foreign exchange (loss) gain, net	(389)	1,604
Interest (expense) income, net of capitalized interest	(11,649)	85
	(11,778)	(4,889)
Loss before income taxes and equity earnings	(71,445)	(5,434)
Income tax benefit	28,112	2,183
Equity in results of affiliates	(3,072)	(227)
Net loss	(46,405)	(3,478)
Net income attributable to noncontrolling interest	(818)	—
Net loss attributable to Molycorp stockholders	$(47,223)	$(3,478)

Net loss	$(46,405)	$(3,478)
Other comprehensive income:
Foreign currency translation adjustments	(3,294)	2,530
Comprehensive loss	$(49,699)	$(948)
Comprehensive loss attributable to:
Molycorp stockholders	(48,881)	(948)
Noncontrolling interest	(818)	—
	$(49,699)	$(948)
Loss per share of common stock (Note 17):
Basic	$(0.33)	$(0.07)
Diluted	$(0.33)	$(0.07)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2012	138,773,538	$139	2,070,000	$2	$1,680,838	$(9,433)	$(434,476)	$1,237,070	$10,821	$1,247,891
Stock-based compensation (Note 18)	(7,749)	—	—	—	(325)	—	—	(325)	—	(325)
Component of convertible debt (Note 14)	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares (Note 16)	10,476	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	1,253	—	—	—	—	—	—	—	—	—
Issuance of Primary Shares (Note 16)	43,125,000	43	—	—	248,097	—	—	248,140	—	248,140
Issuance of Borrowed Shares (Note 16)	6,666,666	7	—	—	—	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(47,223)	(47,223)	818	(46,405)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,286)	(1,286)
Other comprehensive loss	—	—	—	—	—	(3,294)	—	(3,294)	—	(3,294)
Balance at March 31, 2013	188,569,184	$189	2,070,000	$2	$1,939,071	$(12,727)	$(481,699)	$1,444,836	$10,353	$1,455,189

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(46,405)	$(3,478)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	22,532	3,731
Deferred income tax benefit	(35,097)	(3,725)
Inventory write-downs	40,129	6,563
Release of inventory step-up value	2,497	—
Stock-based compensation (benefit) expense	(325)	825
Unrealized loss on derivatives	—	6,641
Allowance for doubtful accounts	—	2,500
Foreign exchange loss	2,197	(1,668)
Other operating adjustments	(2,149)	259
Net change in operating assets and liabilities (Note 22)	(20,007)	4,379
Net cash (used in) provided by operating activities	(36,628)	16,027
Cash flows from investing activities:
Investment in joint ventures	(3,423)	(3,836)
Deposits	—	(459)
Capital expenditures	(181,103)	(206,463)
Other investing activities	(90)	2
Net cash used in investing activities	(184,616)	(210,756)
Cash flows from financing activities:
Capital contributions	—	390,225
Repayments of short-term borrowings—related party	—	(870)
Repayments of debt	(11,108)	(777)
Net proceeds from sale of common stock	248,147	—
Issuance of 5.50% Convertible Notes	165,600	—
Payments of preferred dividends	(2,846)	(2,846)
Dividend paid to noncontrolling interests	(1,286)	—
Other financing activities	(79)	(132)
Net cash provided by financing activities	398,428	385,600
Effect of exchange rate changes on cash	(140)	68
Net change in cash and cash equivalents	177,044	190,939
Cash and cash equivalents at beginning of the period	227,790	418,855
Cash and cash equivalents at end of period	$404,834	$609,794

Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$(82,646)	$55,226

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). While the December 31, 2012 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp’s consolidated financial statements and related notes for the year ended December 31, 2012, included in Molycorp's Form 10-K filed on March 18, 2013.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at March 31, 2013, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of the financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions. Significant estimates made by management in the accompanying financial statements include the collectability of accounts receivable, the recoverability of inventory, the useful lives and recoverability of long-lived assets such as property, plant and equipment, intangible assets, goodwill and investments, capital leases, uncertain tax positions, the fair values of assets acquired and liabilities assumed, including business combinations, and the adequacy of the Company’s asset retirement obligations.

In addition, certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect results of operations.

(2)	Liquidity and Capital Requirements
Total capital expenditures for the modernization and expansion efforts and certain other capital projects at the Molycorp Mountain Pass Rare Earth Facility (the "Molycorp Mountain Pass facility") are expected to total approximately $1.53 billion. This updated projection includes certain expenditures that are expected to be deferred until 2014, including discretionary expenditures required only to expand production beyond the initial planned annual run rate of 19,050 metric tons ("mt") of REO, if and when market demand, product pricing, capital availability and financial returns will justify such production. This updated projection also includes estimated engineering, procurement and construction expenditures for correction of certain defective engineering work. The Company is pursuing legal actions to recoup certain costs arising from defective engineering work, including making claims against applicable insurance policies, although there can be no assurance that the Company will be able to recoup all or any portion of such costs.
Of the $1.53 billion projected capital expenditures and certain other capital projects at the Molycorp Mountain Pass facility, the total amount the Company had spent on a cash basis through March 31, 2013 was approximately $1.23 billion, excluding capitalized interest.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

     As of March 31, 2013, the Company had available cash balances of $404.8 million and it will need to spend approximately $225 million through December 31, 2013 and approximately $80 million in 2014 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at the Molycorp Mountain Pass facility. Additionally, the Company expects to spend approximately $25 million on other maintenance and expansion capital expenditures across all operating segments during the rest of 2013.
Given the combination of ramping up toward the initial planned run rate of 19,050 mt of rare earth oxides ("REO") per year at the Molycorp Mountain Pass facility and the current pricing environment of rare earth elements ("REEs"), the Company anticipates significantly lower than previously expected revenue and cash flow for the second quarter of 2013. As a result, and as further detailed in Note 14 and 16 below, the Company completed an additional financing in January 2013 to secure funding for its anticipated needs.
The Company expects to use the total net proceeds, before issuance costs, of $414.2 million from its January 2013 convertible notes and common stock offerings to fund current capital needs. While these offerings will fund a substantial portion of these capital needs, the full funding of the Company's planned capital expenditures continues to be dependent on (i) its cost estimates for capital expenditures being accurate, (ii) its ability to ramp up run rates at its Molycorp Mountain Pass facility pursuant to its expectations without delays, (iii) market conditions remaining the same as it is currently experiencing without deterioration (the Company estimates that a 15% drop in market prices for all REEs would reduce its estimated consolidated cash balance as of December 31, 2013 by approximately $30 million and that a 15% drop in volumes would reduce its estimated consolidated cash balance as of December 31, 2013 by approximately $10 million), (iv) its ability to sell its entire production of REO and (v) the absence of any payments on current and future contingent liabilities. If these assumptions prove inaccurate, its estimates could prove incorrect and it may need additional financing. The Company believes the net proceeds from its January 2013 debt and equity offerings provide sufficient liquidity under its current business plan, but such proceeds may not be adequate should its estimates change.

(3)	Segment Information
In the third quarter of 2012, management reorganized the Company's operations into four new reportable segments to better reflect its primary activities as a global producer of custom engineered, advanced rare earth materials: Resources; Chemicals and Oxides; Magnetic Materials and Alloys; and Rare Metals. The new composition of the Company's reportable segments is based on a combination of product lines and technologies aligned with its current strategy.

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

The Chemicals and Oxides segment includes: production of REO at the Company's operations in Sillamäe, Estonia ("Molycorp Silmet"); heavy rare earth oxides from the Company's facilities in Jiangyin, Jiangsu Province, China; and production of REO, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Company's facilities in Zibo, Shandong Province, China. Rare earths products and zirconium-based engineered products are primarily supplied to the automotive catalyst, electronics, ceramic, clean technology and glass industries.

The Magnetic Materials and Alloys segment includes: the production of neodymium-iron-boron ("NdFeB") magnet powders ("Neo Powders™") through Molycorp's wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand, under the Molycorp Magnequench brand. Neo Powders™ are used to make bonded magnets for a variety of electronic and mechanical products such as micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. This reporting segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at Molycorp Metals and Alloys ("MMA") in Tolleson, Arizona.

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

The asset retirement obligation is recognized only within the Resources segment. In addition, the annual profit earned from the Estonian operations is not taxed. In accordance with the Estonian Income Tax Act, only distribution of annual profit is subject to income tax in Estonia. Intersegment sales and transfers are based on similar arms-length transactions with third parties at the time of the sale.
Prior to the third quarter of 2012, the basis of segmentation of the Company's activities was the location of its operations. As a result of the changes in the composition of the Company's reportable segments discussed above, the prior period reporting segments presentation has been revised for comparative purposes.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Three months ended March 31, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b) (d)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$14,658	$49,600	$54,678	$27,431		$—	$146,367
Intersegment	2,645	14,610	—	—		(17,255)	—
Total revenues	$17,303	$64,210	$54,678	$27,431		$(17,255)	$146,367

Depreciation, amortization and accretion	$(9,053)	$(5,537)	$(5,480)	$(2,403)	$(59)	$—	$(22,532)

Operating (loss) income	$(56,076)	$(3,306)	$6,763	$2,978	$(9,488)	$(538)	$(59,667)

(Loss) income before income taxes and equity earnings	$(55,644)	$(2,891)	$16,900	$3,731	$(33,003)	$(538)	$(71,445)

Total assets at March 31, 2013	$1,868,311	$605,858	$608,745	$109,615	$1,042,166	$(1,025,456)	$3,209,239

Capital expenditures (c)	$92,339	$2,961	$1,041	$2,931	$74	$—	$99,346

Three months ended March 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$44,478	$7,320	$18,956	$13,716		$—	$84,470
Intersegment	1,832	3,210	—	—		(5,042)	—
Total revenues	$46,310	$10,530	$18,956	$13,716		$(5,042)	$84,470

Depreciation, amortization and accretion	$(2,114)	$(315)	$(76)	$(1,202)	$(24)	$—	$(3,731)

Operating income (loss)	$17,531	$(13,537)	$145	$1,392	$(19,843)	$13,767	$(545)

Income (loss) before income taxes	$17,599	$(12,894)	$(137)	$2,230	$(25,999)	$13,767	$(5,434)

Total assets at March 31, 2012	$1,675,653	$56,781	$24,313	$43,718	$630	$(112,342)	$1,688,753

Capital expenditures (c)	$259,438	$2,501	$100	$—	$—	$—	$262,039

(a)
The net elimination in operating results includes costs of sales eliminations of $16,717 and $18,809 for the three months ended March 31, 2013 and 2012, respectively, which consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(b)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total corporate assets is comprised primarily of cash and cash equivalents and deferred tax assets.

(c)	On an accrual basis excluding capitalized interest.

(d)	First quarter 2013 loss at the Corporate segment includes severance charges of $2,077. See Note 24 for details.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(4)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. At March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $2.6 million.

(5)	Inventory
At March 31, 2013 and December 31, 2012, inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Current:
Concentrate stockpiles	$5,018	$6,393
Raw materials	75,540	95,248
Work in process	40,220	55,229
Finished goods	91,823	114,903
Materials and supplies	18,901	15,603
Total current	$231,502	$287,376
Long-term:
Concentrate stockpiles	$4	$4
Raw materials	24,980	26,092
Total long-term	$24,984	$26,096
Assessment of normal production levels
For the three months ended March 31, 2013 and 2012, the Company determined that $4.6 million and $3.0 million, respectively, of production costs would have been allocated to additional production, assuming the Company had been operating at normal production ranges. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter.
Write-downs of inventory
As a result of production or purchase costs in excess of net realizable value, the Company recognized write-downs of inventory of $33.9 million and $6.6 million for the three months ended March 31, 2013 and 2012, respectively. In addition, for the same respective periods, the Company recognized write-downs of work-in-process and stockpile inventory totaling $6.2 million and zero based on slow moving inventory and adjustments to estimated REO quantities. The level within the fair value hierarchy in which the write-downs of inventory are included is the significant other observable inputs—Level 2.
Subject to certain exceptions, substantially all of the property and assets of the Company are pledged as collateral for some of the Company's indebtedness, as further discussed in Note 14.

(6)	Deposits
The Company had $26.6 million and $26.8 million in deposits reported as non-current assets at March 31, 2013 and December 31, 2012, respectively. The deposits at March 31, 2013 consisted of $20.6 million under an escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company, $1.5 million related to the Company’s construction insurance program, and $4.5 million comprised primarily of collateral placed against the surety bonds issued to California state and regional agencies for the closure and reclamation obligations at the Molycorp Mountain Pass facility.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(7)    Property, Plant and Equipment, net
The Company capitalized $120.9 million and $265.8 million for the three months ended March 31, 2013 and 2012, respectively, the majority of which related to the expansion and modernization of the Molycorp Mountain Pass facility. These amounts include capitalized interest of $21.5 million and $3.8 million, respectively.
At March 31, 2013 and December 31, 2012, property, plant and equipment consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$12,218	$12,475
Land improvements	66,547	63,269
Buildings and improvements	336,867	237,379
Plant and equipment	261,183	194,934
Vehicles	2,907	2,842
Computer software	9,540	9,528
Furniture and fixtures	1,119	1,116
Construction in progress (a)	956,441	1,011,541
Capital Lease	15,658	15,658
Mineral properties	24,255	24,327
Exploration rights	16,166	16,166
Property, plant and equipment at cost	1,702,901	1,589,235
Less accumulated depreciation	(57,527)	(44,931)
Property, plant and equipment, net	$1,645,374	$1,544,304

(a)	Represents costs incurred at the Molycorp Mountain Pass facility and all other capital projects. See Note 2.

Subject to certain exceptions, substantially all of the property and assets of the Company are pledged as collateral for some of the Company's indebtedness, as further discussed in Note 14.

(8)	Mineral Properties, Development Costs and Exploration Rights
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company began depleting mineral properties in 2012 using the units of production method over estimated proven and probable reserves. For the three months ended March 31, 2013, the Company capitalized a nominal amount of depletion costs in work-in-process inventory related to the reserves that were mined and crushed during that period.
Exploration rights represent acquired rights to explore properties that are believed to potentially contain mineral deposits.

(9)	Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill, and its allocation among the reportable segments with goodwill, during the three months ended March 31, 2013.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	March 31, 2013	December 31, 2012
Chemicals and Oxides	$125,229	$125,229
Magnetic Materials and Alloys	102,808	102,808
Rare Metals	11,705	11,705
Total	$239,742	$239,742
At March 31, 2013 and December 31, 2012, other intangible assets consisted of the following (in thousands):

	Customer relationships	Rare earth quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount
At December 31, 2012	$344,774	78,300	33,252	$15,586	3,568	4,420	$479,900
Foreign currency translation adjustment	(90)	—	—	—	—	—	(90)
At March 31, 2013	$344,684	$78,300	$33,252	$15,586	$3,568	$4,420	$479,810

Amortization
At December 31, 2012	$14,095	4,035	9,365	$1,152	66	249	$28,962
Adjustments	—	—	—	(873)	—	—	(873)
Amortization	4,888	1,679	3,285	16	22	154	10,044
At March 31, 2013	18,983	5,714	12,650	295	88	403	38,133
Net book value	$325,701	$72,586	$20,602	$15,291	$3,480	$4,017	$441,677
    At March 31, 2013, trade names included indefinite-lived intangible assets with a gross carrying amount of $14.8 million. During the first quarter of 2013, the Company reversed the prior period amortization related to these assets, which, at the time of the Molycorp Canada acquisition, were inadvertently considered to be finite-lived intangible assets.
Total amortization expense of all other intangible assets during the three months ended March 31, 2012 was nominal.

(10)	Investments
Boulder Wind Power, Inc.
On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power, Inc. Series B convertible preferred stock, which is accounted for at cost. At March 31, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.
Intermetallics Japan Joint Venture
In January 2012, Molycorp, Daido Steel Co., Ltd. (“Daido”) and Mitsubishi Corporation (“Mitsubishi”) entered into a definitive shareholders agreement for the purpose of funding a new joint venture, Intermetallics Japan ("IMJ"), to manufacture sintered NdFeB permanent rare earth magnets. The capital contribution ratio of IMJ is 30.0% by Molycorp, 35.5% by Daido and 34.5% by Mitsubishi.
During the first quarter of 2013, Molycorp contributed $3.4 million in cash to complete the acquisition of its proportional ownership in IMJ. Total contributions by Molycorp to IMJ from the signing of the definitive shareholders agreement were $31.1 million.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Molycorp accounts for this investment under the equity method because it has the ability to exercise significant influence over the operating and financial policies of IMJ, as evidenced by Molycorp’s ownership share and its proportional voting rights and representation in the Board of Directors of IMJ. The condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012 include a loss of $2.0 million and $0.2 million, respectively, associated with this equity method interest.
Molycorp Canada Investments
As a result of the acquisition of Neo Material Technologies Inc., formerly referred to as Neo or Neo Materials and now Molycorp Minerals Canada ULC or Molycorp Canada, in June 2012, Molycorp acquired the following investments:

•
25% ownership interest in Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), a company that converts REO into metals for use in Neo Powders™. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $12.2 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Keli, as evidenced by Molycorp’s ownership share and its proportional voting rights. The condensed consolidated statements of operations and comprehensive income include a loss of $1.0 million for the three months ended March 31, 2013 associated with this equity method ownership interest.

•
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

•
50% ownership interest in Ingal Stade GmbH (“Ingal Stade”), a joint venture facility in Stade, Germany, which extracts gallium metal from alumina smelter bayer liquor with purity level of 5N (99.999%) or higher. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $4.9 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Ingal Stade, as evidenced by Molycorp’s ownership share and its proportional voting rights.

•
19.5% ownership interest in Atlantic Metals & Alloys, LLC, a company which provides refining services for residues and scrap of the rare and platinum group metals. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $1.4 million. Molycorp accounts for this ownership interest under the cost method. At March 31, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

•
7% ownership interest in Vive Crop Protection, a company that specializes in the formulation of active ingredients used in crop protection. The purchase allocation attributable to this investment at the time of the Molycorp Canada acquisition was $0.9 million. Molycorp accounts for this ownership interest under the cost method. At March 31, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

(11)	Acquisitions
Molycorp Canada
On June 11, 2012, Molycorp completed the acquisition of all of the outstanding equity of Molycorp Canada's predecessor company pursuant to the terms of an arrangement agreement (the "Arrangement Agreement") for an aggregate purchase price of approximately $1,192.3 million. Pursuant to the Arrangement Agreement, Molycorp Canada's former shareholders elected to receive: (a) cash consideration equal to Canadian dollars ("Cdn") $11.30 per share of Molycorp Canada's predecessor

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

company's common stock; or (b) share consideration of 0.4242 shares of Molycorp common stock or 0.4242 shares (the "Exchangeable Shares") issued by MCP Exchangeco Inc., Molycorp's wholly-owned Canadian subsidiary, which are exchangeable for shares of Molycorp's common stock on a one-for-one basis, per each share of Molycorp Canada's predecessor company's common stock; or (c) a combination of cash and shares of Molycorp common stock or Exchangeable Shares, all subject to the proration mechanics set forth in the Arrangement Agreement.
The consideration paid to Molycorp Canada's former shareholders was comprised of approximately $908.2 million in cash, exclusive of realized losses on the contingent forward contract to purchase $870.0 million Canadian dollars, accounted for as a separate transaction apart from the business combination, as further discussed in Note 25. Additionally, 13,534,950 shares of Molycorp common stock and 507,203 Exchangeable Shares were issued and collectively valued at $284.1 million based on the closing price of the Company's common stock on the acquisition date in accordance with the relevant accounting guidance. The Exchangeable Shares have no par value.
A preliminary allocation of the consideration transferred to the net assets of Molycorp Canada was made as of June 11, 2012. During the fourth quarter of 2012, the Company adjusted the preliminary values assigned to certain assets and liabilities of Molycorp Canada in order to reflect additional information obtained since June 11, 2012. The Molycorp Canada opening balance sheet has been adjusted to reflect these changes, the most significant of which included a decrease in intangible assets of $9.6 million, an increase in deferred tax assets of $13.4 million and a decrease in goodwill of $6.8 million. This purchase price allocation is subject to further changes as the Company obtains additional information on the fair value of certain entities acquired to determine the income tax and non-controlling interests of the fair value adjustments. Under business combinations accounting guidance, the Company has up to one year from the date of the acquisition to finalize the allocation of the consideration transferred. There were no changes to the Molycorp Canada opening balance sheet during the first quarter of 2013.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

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

Goodwill associated with the Molycorp Canada acquisition arose primarily because of Molycorp Canada's proven leadership in the development, processing, and distribution of technically advanced rare earth products; greater exposure to the world’s largest and fastest-growing rare earths consuming market, China; deferred tax liabilities; and expected synergies that do not qualify for separate recognition. The goodwill is not amortized and is not deductible for tax purposes. During the fourth quarter of 2012, the Company recognized a goodwill impairment of $256.3 million and an impairment of patents of $6.0 million related to the Molycorp Canada acquisition.
The revenues, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2011, were as follows:

(In thousands, except per share amounts)	Revenues	Net Income (Loss)	Net Income (Loss) Attributable To Molycorp	EPS Basic
Unaudited pro forma January 1, 2012 to March 31, 2012 (combined entity)	$263,322	$68,298	$66,506	$0.73
The unaudited pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Molycorp Canada acquisition had taken place on January 1, 2011. The unaudited pro forma revenues, earnings and earnings per share of the combined entity above are adjusted: a) to eliminate the effect of sales and costs that occurred previous to the business combination between the Company and Molycorp Canada; b) to reflect the net incremental depreciation and amortization expense as a result of the allocation of the purchase price to certain depreciable and amortizable assets with useful lives ranging from two to 30 years; c) the tax effect of unaudited pro forma adjustments using the Molycorp federal, state and

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

international statutory tax rates based on the applicable tax jurisdictions; and d) the estimated net increase of interest expense associated with the issuance of the Company's Senior Notes (as defined below) as part of the acquisition. The unaudited pro forma earnings of the combined entity for the three months ended March 31, 2012 were also adjusted to exclude $115.2 million of non-recurring direct transaction costs. The weighted average number of shares outstanding utilized in the EPS basic calculation have been adjusted to reflect the additional shares issued pursuant to the acquisition of Molycorp Canada and the Molibdenos y Metales S.A. equity financing.

(12)	Accrued Expenses
Accrued expenses at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Defined contribution plan	$1,955	$1,400
Professional fees	4,727	4,971
Accrued payroll and related benefits	4,322	7,532
Sales and use tax	1,827	7,187
Bonus accrual	4,049	3,503
Interest payable	28,065	15,253
Advance from customer	797	1,753
Withholding taxes	3,315	2,929
Amount payable to noncontrolling shareholder	9,737	9,640
Other accrued expenses	4,587	4,845
Total accrued expenses	$63,381	$59,013

(13)	Asset Retirement Obligation
The following table presents the activity in the Company’s asset retirement obligation for the three months ended March 31, 2013 and the year ended December 31, 2012 (in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance at beginning of period	$22,125	$15,541
Obligations settled	(308)	(2,954)
Accretion expense	344	1,299
Revisions in estimated cash flows	—	7,872
Loss on settlement	—	367
Balance at end of period	$22,161	$22,125
The balances above for the three months ended March 31, 2013 and the year ended December 31, 2012 include a short-term portion of $4.6 million and $3.5 million, respectively, which were recorded under other current liabilities.
During 2012, the Company increased its projected asset retirement obligation cash flows by approximately $7.9 million, of which $3.8 million related to the addition of new processing facilities at its Molycorp Mountain Pass facility and $4.1 million related to revised estimates for the demolition and reclamation of the old mill and mineral recovery areas at the same facility.
The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At March 31, 2013, the Company had financial assurance requirements of $28.8 million, which were satisfied with surety bonds placed with California state and regional agencies.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(14)	Debt and Capital Lease Obligations
The following table provides a summary of the current and non-current portions of Molycorp's debt outstanding at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Current	Non-Current	Current	Non-Current
Bank loans due April 2013 - September 2017	$28,410	$3,714	$39,252	$4,118
3.25% Convertible Notes, net of discount, due June 2016	—	200,734	—	198,689
6.00% Convertible Notes, net of discount, due June 2017	—	335,532	—	331,977
5.00% Debentures, net of discount, due December 2017	—	2,774	—	2,774
5.50% Convertible Notes, net of discount, due February 2018	—	144,549	—	—
10% Senior Secured Notes, net of discount, due June 2020	—	636,431	—	636,111
Total debt	28,410	1,323,734	39,252	1,173,669

Capital lease obligations	378	15,059	352	15,163
Total debt and capital lease obligations	$28,788	$1,338,793	$39,604	$1,188,832
Scheduled minimum debt repayments, excluding capital lease obligations, are $28.2 million for the remainder of 2013, $1.5 million in 2014, $1.5 million in 2015, $230.8 million in 2016, $417.2 million in 2017 and $823.0 million thereafter.
Future minimum capital lease payments were approximately $47.0 million at March 31, 2013, in the aggregate, and will be $5.1 million in 2013 and in each of the four succeeding fiscal years, and $21.6 million thereafter.
Weighted average interest rate on the bank loans was 4.26% and 3.57% at March 31, 2013 and December 31, 2012, respectively.
Additional detail on the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost is as follows (in thousands):

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes
	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012	At March 31, 2013	At December 31, 2012
Liability component (a)	$198,412	$196,702	$332,942	$330,177	$144,357	n/a
Equity component	$36,251	$36,251	$68,695	$68,695	$21,815	n/a

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Accretion of liability component	$1,710	$1,594	$2,765	n/a	$573	n/a
Interest cost (b)	$3,920	$3,791	$9,813	n/a	$2,297	n/a
Capitalized interest	$2,581	$3,791	$6,461	n/a	$1,509	n/a

(a) The liability component is the difference between the net proceeds and the equity component of a convertible note that can be settled in a combination of cash and shares of stock at the election of the issuer. The equity component represents the conversion feature of a convertible note and is treated as original issue discount in addition to the underwriting discount. The liability component includes the periodic amortization of the additional discount.

(b) Interest cost includes the coupon interest, the accretion of the liability component, the accretion of the underwriting discount and the amortization of the issuance costs allocated to the liability component.

Debt Issuance First Quarter 2013
On January 30, 2013, the Company issued $150.0 million aggregate principal amount of its 5.50% Convertible Senior Notes due 2018 (the “5.50% Convertible Notes”) in a registered public offering. Certain officers, directors and other related parties of the Company purchased $20.5 million of this aggregate principal amount. On March 1, 2013, the underwriters of

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

such offering purchased an additional $22.5 million aggregate principal amount of the 5.50% Convertible Notes. After deducting the underwriting discounts and commissions, total net proceeds from the issuance of the 5.50% Convertible Notes were $165.6 million.
The 5.50% Convertible Notes are Molycorp's senior unsecured obligations and pay a 5.50% interest semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The 5.50% Convertible Notes are convertible at any time into shares of Molycorp's common stock, cash, or a combination thereof, at Molycorp's election. The conversion rate will initially be 138.8889 shares of Molycorp common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $7.20 per share of Molycorp's common stock), subject to customary adjustments. The 5.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted in accordance with their terms prior to that date. Molycorp will have the right to redeem the 5.50% Convertible Notes on or after February 1, 2016 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. The 5.50% Convertible Notes rank equal in right of payment to existing and future liabilities that are not expressly subordinated to the 5.50% Convertible Notes, and rank effectively junior to Molycorp's existing and future secured indebtedness.
The Company separately accounts for the liability and equity components of convertible debt instruments, such as the 5.50% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 5.50% Convertible Notes. The equity component of the 5.50% Convertible Notes is included in the additional paid-in capital section of the statement of stockholders' equity and is treated as original issue discount for purposes of accounting for the liability component. Details on the liability and equity component, accretion of liability component and interest cost of the 5.50% Convertible Notes are disclosed in the table above.
Senior Secured Obligations
The 10% Senior Secured Notes due 2020 ("Senior Notes") are senior secured obligations of Molycorp and are guaranteed by certain of Molycorp’s domestic subsidiaries ("Guarantors"). The Senior Notes are secured by a first-priority security interest on substantially all of the property and assets of the Company and the Guarantors, subject to some exceptions for certain "Excluded Assets," such as:

•	Leasehold interests in real property;

•	Certain capital leases that constitute permitted liens;

•	Certain motor vehicles;

•	Assets owned by foreign subsidiaries or, subject to certain limitations, MMA;

•
Assets with a fair market value of less than $15.0 million as to which the board of directors determine in good faith (and certify to the collateral agent) that the costs of obtaining or perfecting such security interest are excessive in relation to the practical benefit to the holder of the Notes of the security afforded thereby (based on the value of such asset);

•	Cash collateral for letters of credit or hedging obligations (up to 105% of the underlying obligations);

•	Certain deposit accounts;

•	The equity interests of immaterial subsidiaries and, subject to certain limitations, MMA;

•	Voting stock of foreign subsidiaries in excess of 65.0% of the voting stock; and

•	Other pledges of stock of a guarantor to the extent that Rule 3-16 of Regulation S-X under the Securities Act would require the filing of separate financial statements of such guarantor.

(15)	Income Taxes
The Company's net loss before income taxes and equity earnings of $71.4 million for the three months ended March 31, 2013 contained no material permanent differences between income for financial reporting and tax purposes. The Company had net deferred income tax liabilities of $125.5 million at March 31, 2013 primarily related to the acquisition of Molycorp Canada.
At March 31, 2013, Molycorp determined that a valuation allowance of $22.7 million was required. In making this determination, management analyzed, among other things, the Company's recent history of earnings and cash flows, forecasts

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

of future earnings, and the nature and timing of future deductions and benefits represented by the deferred tax assets and liabilities.
The Company has undistributed earnings of certain foreign subsidiaries at March 31, 2013, for which deferred taxes of $24.9 million have been provided. Also, it had undistributed earnings of certain foreign subsidiaries at March 31, 2013, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $6.1 million at March 31, 2013.
Each quarter, the Company evaluates the liability for uncertain tax positions and, at March 31, 2013, had a $6.2 million unrecognized tax benefit. As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $4.0 million to $6.0 million in the next 12 months and, if recognized, would affect the Company's effective income tax rate.
As a result of a change in the applicable withholding tax rate related to the unremitted earnings of a certain foreign subsidiary, $2.9 million of deferred tax liabilities have decreased. This decrease has been recorded as a discrete income tax benefit in the first quarter of 2013. In addition, as a result of the American Taxpayer Relief Act which was signed into law on January 2, 2013, $5.8 million of deferred tax liabilities related to the earnings of certain foreign subsidiaries have decreased. These decreases have been recorded as a discrete income tax benefit in the first quarter of 2013.

(16)	Stockholders’ Equity
At March 31, 2013 and December 31, 2012, the Company had 188,569,184 and 138,773,538 shares of common stock outstanding, respectively, and 2,070,000 shares of 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding. In the first quarter of 2013, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock and paid $2.8 million of the aggregate preferred dividend.
On January 30, 2013, the Company issued 37,500,000 shares of its common stock at a price per share of $6.00 (the “2013 Primary Shares”). The underwriters of this public offering purchased an additional 5,625,000 shares of the 2013 Primary Shares at a price per share of $6.00 on February 5, 2013. The underwriters received a 6.00% fee in the form of an underwriter's discount for the 2013 Primary Shares. Certain officers, directors and other related parties of the Company participated in offering of the 2013 Primary Shares by purchasing 15,016,666 of the total 2013 Primary Shares issued. No underwriting fees were charged to the Company for the purchases of the 2013 Primary Shares by the insiders. After deducting the underwriting discounts and commissions, total net proceeds from the issuance of the 2013 Primary Shares were $248.6 million.
Concurrently with the issuance of the 2013 Primary Shares, and in order to facilitate the offering of the 5.50% Convertible Notes, the Company entered into a share lending agreement with Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, under which it agreed to loan to MSCS up to 7,666,666 shares of common stock (the “2013 Borrowed Shares”), of which 6,666,666 shares were offered through Morgan Stanley at a price per share of $6.00 in a registered public offering in the first quarter of 2013. MSCS did not exercise its option to borrow the remaining additional shares of common stock under this share lending agreement. The Company received no proceeds from the 2013 Borrowed Shares, but only a nominal lending fee from MSCS for the use of these loaned shares. The 2013 Borrowed Shares are issued and outstanding for corporate law purposes. However, based on certain contractual undertakings of MSCS in the share lending agreement that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the 2013 Borrowed Shares, these loaned shares will not be considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.
In connection with of the acquisition of Molycorp Canada on June 11, 2012, MCP Exchangeco Inc. issued an aggregate of 507,203 Exchangeable Shares in consideration for that portion of the purchase price Molycorp paid to Molycorp Canada’s former shareholders who elected to receive shares of MCP Exchangeco Inc. at the time of acquisition, and later convert the Exchangeable Shares into Molycorp common stock. During the first quarter of 2013, 10,476 Exchangeable Shares were

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

converted into Molycorp common stock and, as of March 31, 2013, an aggregate of 350,672 Exchangeable Shares had been converted into shares of Molycorp common stock.

(17)	Loss per Share
For the three months ended March 31, 2013 and 2012, the dividends on the Convertible Preferred Stock were subtracted from net loss attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2013	2012
Net loss attributable to Molycorp stockholders	$(47,223)	$(3,478)
Dividends on Convertible Preferred Stock	(2,846)	(2,846)
Loss attributable to common stockholders	(50,069)	(6,324)
Weighted average common shares outstanding—basic	153,314,081	87,006,460
Basic loss per share	$(0.33)	$(0.07)

Weighted average common shares outstanding—diluted	153,314,081	87,006,460
Diluted loss per share	$(0.33)	$(0.07)

Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used.
Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At March 31, 2013 and 2012, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. Molycorp's Convertible Preferred Stock was antidilutive at March 31, 2013 and 2012.
Also, under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At March 31, 2013 and 2012, all of the Company's convertible notes were antidilutive.

(18)	Stock-Based Compensation
Molycorp has stock-based compensation plans for executives, eligible employees and non-employee directors. Stock-based awards issued under these plans include stock options to purchase shares of the Company’s common stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and, starting in the first quarter of 2012, performance-based restricted stock units ("PBRSUs"). Quarterly amounts recognized in total for all stock-based awards were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Compensation benefit (cost), net of forfeitures	$0.3	$(0.8)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

The compensation benefit in the first quarter of 2013 was attributable to the recognition of forfeiture amounts in excess of stock-based compensation expenses for the period, which were in total approximately $0.8 million for all stock-based awards outstanding at March 31, 2013.
During the first quarter of 2013 and 2012, the Company granted RSUs to certain non-employee directors who elected to convert a portion of their quarterly cash retainer into restricted stock. These converted RSUs are fully vested because they relate to services already rendered by the non-employee directors. The same non-employee directors who elected to convert their cash retainer into RSUs, received additional RSUs as matching contributions by the Company equal to 25% of the converted units. The matching RSUs vest on the third anniversary of the grant date.
The following tables summarize the activity related to restricted stock and stock options for the three months ended March 31, 2013:

PBRSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	29,302	30.33
Granted	—	$—
Forfeited	(8,395)	$30.33
Vested	—	—
Unvested at March 31, 2013	20,907	$30.33

RSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	181,602	$32.15
Granted	6,399	$5.81
Forfeited	(46,380)	$36.77
Vested*	(5,120)	$5.81
Unvested at March 31, 2013	136,501	$31.39

*	Relates to the deferral and conversion of a portion of fees payable to certain non-employee directors of the Company.

RSAs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	39,974	$40.09
Granted	—	—
Forfeited	(7,697)	$39.24
Vested	—	—
Unvested at March 31, 2013	32,277	$38.02

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	35,624	$48.87
Granted	—	—
Exercised	—	—
Forfeited and expired	(8,238)	48.87
Outstanding at March 31, 2013	27,386	$48.87
Options exercisable at March 31, 2013	18,257	$48.87

(19)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
The Company has certain operating leases for office space, trailers and certain equipment. Remaining annual minimum payments under these leases at March 31, 2013 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease obligations	$8,174	$2,751	$3,878	$420	$1,125

(b)	Purchase Commitments
In connection with the Molycorp Mountain Pass facility modernization and expansion and future operations, the Company entered into contractual commitments for the purchase of materials and services from various vendors. Future payments for all purchase commitments at March 31, 2013 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Purchase obligations and other commitment	$260,593	$232,805	$14,076	$7,329	$6,383

(c)	Labor Contract
Certain Molycorp Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At March 31, 2013, 234 employees, or approximately 61% of the Company’s workforce at the Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.
At March 31, 2013, 174 employees, or approximately 29% of the workforce at the Company’s Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia was renewed in February 2012.

(d)	Reclamation Surety Bonds
At March 31, 2013, Molycorp had placed $28.8 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(e)	Purported Class Action, Derivative Lawsuits and Investigation
In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Similarly Situated v. Molycorp, Inc., et al., was filed against the Company and certain of its executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that the Company and those officers violated Section 10(b) of the Securities Exchange Act of 1934 in connection with statements relating to its third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that the Company had filed with or furnished to the SEC, or otherwise made available to the public. In July 2012, the plaintiffs filed an amended consolidated class action complaint against the Company, certain of its officers and directors, certain of its private equity investors, and certain underwriters involved in our public offerings in 2011. The amended complaint alleges, among other things, that some or all of the defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 as well as Sections 11, 12(a)(2) and 15 of the Securities Act . The plaintiffs are seeking unspecified damages and other relief. In October 2012, the defendants filed a motion to dismiss all the claims in the amended complaint. The motion has been fully briefed and is pending. No hearing date has been set. The Company believes the allegations are without merit and that it has valid defenses to such allegations. The Company intends to defend this action vigorously. The Company is unable to provide meaningful quantification of how the final resolution of these claims may impact its future consolidated financial position or results of operations.
Seven stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of its directors and officers, and certain of its private equity investors. These cases have been filed in the Delaware Court of Chancery, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases, which were previously consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.), have been voluntarily dismissed without prejudice. The Wells and Swaggerty cases have both been dismissed without prejudice in favor of the lawsuits proceeding in the Delaware Court of Chancery. As a result, plaintiffs in the Wells and Swaggerty cases filed notices of appeal before the 10th Circuit. The defendants have filed a responsive brief in the 10th Circuit in the Wells and Swaggerty cases. The 10th Circuit case has been fully briefed and the court has heard oral argument. The court has not yet ruled on the appeal.
The derivative cases have been consolidated and are proceeding in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed with the Delaware Court of Chancery challenging, among other things, certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The amended complaint asserts causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged breach of fiduciary duty not to trade on or misuse material non-public information; (3) alleged unjust enrichment; and (4) alleged aiding and abetting a breach of fiduciary duty against controlling stockholders. On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures. The defendants filed motions to dismiss and motions to stay the consolidated Delaware derivative action in October 2012, which are pending. Oral argument on the motion to stay is scheduled for May 15, 2013. Briefing of the motion to dismiss has been stayed pending resolution of the motion to stay the action.

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

There were no significant sales by product during the first quarter of 2013 at the Resources segment. For the corresponding prior period, significant sales by product, as percentage of consolidated revenues, were as follows at the Resources segment:

March 31, 2012
Lanthanum products	46%
Neodymium and Praseodymium products	53%
The Chemicals and Oxides segment includes sales of REO, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Molycorp Canada acquisition on June 11, 2012. Sales of cerium products within the Chemicals and Oxides segment accounted for approximately 11.6% of consolidated revenues in the first quarter of 2013.
Within the Magnetic Materials and Alloys segment, sales of Neo Powders™ were approximately 34% of consolidated revenues for the three-month period ended March 31, 2013. The Neo Powders™ were introduced into Molycorp's product mix with the Molycorp Canada acquisition. Sales of NdFeB alloys during the first quarter of 2012, were approximately 19% of consolidated revenues in the Magnetic Materials and Alloys segment.
Sales of Tantalum at the Rare Metals segment were approximately 16% of consolidated revenues during the first quarter of 2013.

(b)	Customers
There were no significant sales to individual customers relative to consolidated revenues at any of the Company's segments during the three months ended March 31, 2013. In the corresponding prior period, the Resources segment had the following significant sales by customer (in millions):

March 31, 2012
Hitachi Metals Ltd.	$20.4
W.R. Grace & Co.— Conn.	17.2
Sales from the Magnetic Materials and Alloys segment to Santoku Corporation in the first quarter of 2012 were $16.6 million.

(21)	Related-Party Transactions
Transactions with equity method investees: TMT, Keli and Ingal Stade
The Company supplies Neo Powders™ to TMT to produce rare earth magnetic compounds. Molycorp then purchases these compounds back from TMT in its normal course of business. Additionally, Keli processes rare earth oxides into metals for inclusion in the Neo Powders™.
For the three months ended March 31, 2013, the Company sold $1.0 million of Neo Powders™ to TMT and purchased $0.5 million worth of compounds from TMT.
The Company purchased metals and received services from Keli for a total of $9.6 million during the first quarter of 2013.
Ingal Stade sells gallium to the Company's facilities located in Ontario, Canada and to some of its facilities in the United States. For the three months ended March 31, 2013, the Company purchased $1.2 million of gallium metal from Ingal Stade.

(22)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following:

	Three Months Ended March 31,
(In thousands)	2013	2012
Decrease (increase) in operating assets:
Accounts receivable	$(10,928)	$25,408
Inventory	12,313	(4,442)
Prepaid expenses and other assets	1,850	382
Increase (decrease) in operating liabilities:
Accounts payable	(15,835)	(13,924)
Income tax payable	5,092	1,560
Interest payable	(3,746)	—
Asset retirement obligation	(308)	—
Accrued expenses	(8,445)	(4,605)
	$(20,007)	$4,379

(23)	Derivative Instruments
Put Option
As a result of the Molycorp Canada acquisition, the Company assumed a liability associated with the put option issued to holders of the noncontrolling interest of Buss & Buss, a business acquired by Molycorp Canada's predecessor company. The Buss & Buss put option relates to a share purchase agreement (“SPA”) between NMT Holding GmbH, a German subsidiary of the Company, and the shareholders of Buss & Buss entered into May 27, 2010 by Molycorp Canada's predecessor company. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by the Company, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to the Company. The Company does not account for this derivative as a hedge. The put option had a fair value of $7.0 million at March 31, 2013, recorded as "Derivative liability" in the condensed consolidated balance sheet. The change in fair value of the put option resulted in an unrealized gain of $0.8 million for the three months ended March 31, 2013, which was recognized in "Interest expense" in the condensed consolidated statement of operations and comprehensive income. The technique Molycorp used to fair value this derivative is the income approach based on a discounted cash flow model. With the exception of the risk free interest rate, which is a Level 1 input within the fair value hierarchy, all other inputs used to fair value this put option are based on unobservable Level 3 inputs based on management's assumptions. These inputs include: equity-risk premium, risk premium, size premium and growth rate. Any reasonably foreseeable changes in assumed levels of unobservable inputs used to fair value this put option would not be expected to have a material impact on the Company's financial position or results of operations.
2012 Contingent Forward Contract
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

(24)	Employee Benefit Plans and Severance Charges
Employee Benefit Plans
Defined Contribution Retirement Plans
The Company maintains defined contribution retirement plans for all U.S. employees. The Company currently makes Safe Harbor Matching Contributions in an amount equal to 100% of the first 3% contributed and 50% of the next 2% contributed by each eligible employee. In addition, the Company may determine to make discretionary matching or nonelective employer (profit sharing) contributions in an amount designated by the Company. Discretionary matching contributions, if any, will be

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

based on a percentage of employee contributions to the defined contribution plans each year, as designated by the Company. The Company's Safe Harbor Matching Contributions will always be 100% vested. Employees become 100% vested in Company discretionary matching contributions and/or nonelective employer contributions, if any, after 3 years of service.
Expenses related to this plan totaled $0.8 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.
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

The components of the net periodic pension expense for the three months ended March 31, 2013 for the Pension Plan and PBP are set forth below (in thousands):

	Pension Plan	PBP	Total
Components of net periodic benefit cost:
Service Cost	$—	$—	$—
Interest cost	78	2	80
Expected return on plan assets	(68)	—	(68)
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	—	(1)	(1)
Amortization of actuarial loss	63	(2)	61
Net periodic benefit cost	$73	$(1)	$72

Severance Charges

In the first quarter of 2013, the Company took a number of actions throughout the organization as part of its continuing effort to contain costs and increase the efficiency of its operations. As a result, the Company reduced a portion of its workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million, which were included in "Selling, general and administrative” expense in the condensed consolidated statement of operations and comprehensive income for the current interim period. As of March 31, 2013, the Company paid $0.3 million of these severance benefits using the Company's cash balance available at that time. The remainder will be paid over 11 months from March 31, 2013.

Starting in the latter part of fiscal 2011 and all through fiscal 2012, there was a significant deterioration in prices of rare earth products. In addition, delays in ramping up the Molycorp Mountain Pass facility to its initial planned annual run rate in 2012 deferred the Company's ability to enter into longer-term contracts and generate the anticipated synergies, including positive cash flows, expected from the Molycorp Canada acquisition, which was completed in June 2012.

Although the Company's long-term strategy remains in place, such as achieving full-scale commercial production at its Molycorp Mountain Pass facility in 2013 and targeting the downstream markets that, according to management, have the potential for stronger rare earth products demand later in 2013, the weaker-than-expected financial performance of the last few quarters, attributable mainly to the operational and economic factors described above, required the Company to make certain adjustments to its short-term strategy to conserve cash and minimize costs.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(25)	Subsidiary Guarantor Financial Information
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

	At March 31, 2013
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$251,218	$2,971	$150,645	$—	$404,834
Trade accounts receivable, net		9,184	53,963	—	63,147
Inventory	—	35,049	196,453	—	231,502
Deferred charges	—	946	5,164	—	6,110
Deferred tax assets	—	—	11,380	(1,942)	9,438
Income tax receivable	—	20,347	—	(29)	20,318
Prepaid expenses and other current assets	—	7,879	12,032	—	19,911
Total current assets	251,218	76,376	429,637	(1,971)	755,260
Non-current assets:
Deposits	1,753	24,743	143	—	26,639
Property, plant and equipment, net	—	1,498,403	146,971	—	1,645,374
Inventory	—	24,984	—	—	24,984
Intangible assets, net	—	491	441,186	—	441,677
Investments	—	46,666	18,831		65,497
Deferred tax assets	—	16,602	802	(16,602)	802
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	836,710	99,039	—	(935,749)	—

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Intercompany accounts receivable	1,702,830	104,745	793	(1,808,368)	—
Other non-current assets	—	3,291	5,973	—	9,264
Total non-current assets	2,541,293	1,818,964	854,441	(2,760,719)	2,453,979
Total assets	$2,792,511	$1,895,340	$1,284,078	$(2,762,690)	$3,209,239

Current liabilities:
Trade accounts payable	$—	$110,923	$25,939	$—	$136,862
Accrued expenses	27,683	6,434	29,264	—	63,381
Income tax payable	2,746	16	15,604	(2,775)	15,591
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	378	28,410	—	28,788
Other current liabilities	—	4,589	—	—	4,589
Total current liabilities	30,429	124,282	99,217	(4,717)	249,211
Non-current liabilities:
Asset retirement obligation	—	17,572	—	—	17,572
Deferred tax liabilities	—	—	149,547	(13,856)	135,691
Debt and capital lease obligations	1,317,246	15,059	6,488	—	1,338,793
Derivative liability	—	—	7,028	—	7,028
Pension liabilities	—	—	3,338	—	3,338
Intercompany accounts payable	—	1,753,926	54,442	(1,808,368)	—
Other non-current liabilities	—	1,153	1,264	—	2,417
Total non-current liabilities	1,317,246	1,787,710	222,107	(1,822,224)	1,504,839
Total liabilities	$1,347,675	$1,911,992	$321,324	$(1,826,941)	$1,754,050

Stockholders’ equity:
Common stock	189	—	—	—	189
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,939,071	149,857	1,283,483	(1,433,340)	1,939,071
Accumulated other comprehensive loss	(12,727)	—	(12,727)	12,727	(12,727)
(Deficit) retained earnings	(481,699)	(166,509)	(318,355)	484,864	(481,699)
Total Molycorp stockholders’ equity	1,444,836	(16,652)	952,401	(935,749)	1,444,836
Noncontrolling interests	—	—	10,353	—	10,353
Total stockholders’ equity	1,444,836	(16,652)	962,754	(935,749)	1,455,189
Total liabilities and stockholders’ equity	$2,792,511	$1,895,340	$1,284,078	$(2,762,690)	$3,209,239

	At December 31, 2012
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$16,560	$18,020	$193,210	$—	$227,790
Trade accounts receivable, net	—	7,738	44,692	—	52,430

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Inventory	—	49,416	237,960	—	287,376
Deferred charges	—	2,203	7,209	—	9,412
Deferred tax assets	—	—	11,731	(1,942)	9,789
Income tax receivable	—	25,087	—	—	25,087
Prepaid expenses and other current assets	—	9,085	12,709	—	21,794
Total current assets	16,560	111,549	507,511	(1,942)	633,678
Non-current assets:
Deposits	1,752	24,862	155	—	26,769
Property, plant and equipment, net	—	1,377,147	167,157	—	1,544,304
Inventory	—	26,096	—	—	26,096
Intangible assets, net	—	508	450,430	—	450,938
Investments	—	45,241	19,885		65,126
Deferred tax assets	—	—	1,083	—	1,083
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	891,625	97,960	—	(989,585)	—
Intercompany accounts receivable	1,567,255	169,446	794	(1,737,495)	—
Other non-current assets	—	885	6,087	—	6,972
Total non-current assets	2,460,632	1,742,145	885,333	(2,727,080)	2,361,030
Total assets	$2,477,192	$1,853,694	$1,392,844	$(2,729,022)	$2,994,708

Current liabilities:
Trade accounts payable	$—	$191,769	$50,225	$—	$241,994
Accrued expenses	14,872	10,087	34,054	—	59,013
Income tax payable	2,746	—	15,267	(2,746)	15,267
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	352	39,252	—	39,604
Other current liabilities	—	3,539	—	—	3,539
Total current liabilities	17,618	207,689	138,798	(4,688)	359,417
Non-current liabilities:
Asset retirement obligation	—	18,586	—	—	18,586
Deferred tax liabilities	5,884	8,470	149,115	2,746	166,215
Debt and capital lease obligations	1,166,777	15,163	6,892	—	1,188,832
Derivative liability	—	—	7,816	—	7,816
Pension liabilities	—	—	3,292	—	3,292
Intercompany accounts payable	49,843	1,577,363	110,289	(1,737,495)	—
Other non-current liabilities	—	1,102	1,557	—	2,659
Total non-current liabilities	1,222,504	1,620,684	278,961	(1,734,749)	1,387,400
Total liabilities	$1,240,122	$1,828,373	$417,759	$(1,739,437)	$1,746,817

Stockholders’ equity:
Common stock	139	—	—	—	139
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,680,838	149,857	1,283,483	(1,433,340)	1,680,838

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Accumulated other comprehensive loss	(9,433)	—	(9,433)	9,433	(9,433)
(Deficit) retained earnings	(434,476)	(124,536)	(309,786)	434,322	(434,476)
Total Molycorp stockholders’ equity	1,237,070	25,321	964,264	(989,585)	1,237,070
Noncontrolling interests	—	—	10,821	—	10,821
Total stockholders’ equity	1,237,070	25,321	975,085	(989,585)	1,247,891
Total liabilities and stockholders’ equity	$2,477,192	$1,853,694	$1,392,844	$(2,729,022)	$2,994,708

	Three Months Ended March 31, 2013
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$21,609	$135,116	$(10,358)	$146,367
Costs of sales:
Costs excluding depreciation and amortization	—	(61,279)	(101,623)	10,358	(152,544)
Depreciation and amortization	—	(7,430)	(6,879)	—	(14,309)
Gross (loss) profit	—	(47,100)	26,614	—	(20,486)
Operating expenses:
Selling, general and administrative	—	(14,825)	(9,613)	—	(24,438)
Corporate development	—	(115)	—	—	(115)
Depreciation, amortization and accretion	—	(1,709)	(6,514)	—	(8,223)
Research and development	—	(1,960)	(4,445)	—	(6,405)
Operating (loss) income	—	(65,709)	6,042	—	(59,667)
Other (expense) income:
Other expense	—	—	260	—	260
Foreign exchange losses, net	—	—	(389)	—	(389)
Interest (expense) income, net	(11,139)	(2,060)	1,550	—	(11,649)
Interest income (expense) from intercompany notes	9,652	1,644	(11,296)	—	—
Equity (loss) earnings from consolidated subsidiaries	(51,620)	1,078	—	50,542	—
	(53,107)	662	(9,875)	50,542	(11,778)
Loss before income taxes and equity earnings	(53,107)	(65,047)	(3,833)	50,542	(71,445)
Income tax benefit (loss)	5,884	25,072	(2,844)		28,112
Equity in results of affiliates	—	(1,998)	(1,074)		(3,072)
Net loss	(47,223)	(41,973)	(7,751)	50,542	(46,405)
Net income attributable to noncontrolling interest	—	—	(818)		(818)
Net loss attributable to Molycorp stockholders	$(47,223)	$(41,973)	$(8,569)	$50,542	$(47,223)

Net loss	$(47,223)	$(41,973)	$(7,751)	$50,542	$(46,405)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(3,294)		(3,294)
Comprehensive loss	$(47,223)	$(41,973)	$(11,045)	$50,542	$(49,699)
Comprehensive loss attributable to:
Molycorp stockholders	(47,223)	(41,973)	(10,227)	50,542	(48,881)
Noncontrolling interest	—	—	(818)	—	(818)
	$(47,223)	$(41,973)	$(11,045)	$50,542	$(49,699)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	Three Months Ended March 31, 2012
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$65,266	$24,246	$(5,042)	$84,470
Costs of sales:
Costs excluding depreciation and amortization	—	(29,123)	(25,989)	5,042	(50,070)
Depreciation and amortization	—	(1,856)	(1,517)	—	(3,373)
Gross profit (loss)	—	34,287	(3,260)	—	31,027
Operating expenses:
Selling, general and administrative	37	(22,697)	(1,523)	—	(24,183)
Corporate development	(17)	(3,364)	—	—	(3,381)
Depreciation, amortization and accretion	—	(334)	(24)	—	(358)
Research and development	—	(3,571)	(79)	—	(3,650)
Operating loss	20	4,321	(4,886)	—	(545)
Other (expense) income:
Other expense	—	(6,578)	—	—	(6,578)
Foreign exchange gains, net	—	1	1,603	—	1,604
Interest income (expense), net	129	(98,042)	97,998	—	85
Interest income (expense) from intercompany notes	—	98,139	(98,139)	—	—
Equity loss from consolidated subsidiaries	(4,936)	(10,677)	—	15,613	—
	(4,807)	(17,157)	1,462	15,613	(4,889)
Loss before income taxes and equity earnings	(4,787)	(12,836)	(3,424)	15,613	(5,434)
Income tax benefit	1,309	874	—		2,183
Equity in results of affiliates	—	(227)	—		(227)
Net loss	(3,478)	(12,189)	(3,424)	15,613	(3,478)

Net loss	$(3,478)	$(12,189)	$(3,424)	$15,613	$(3,478)
Other comprehensive income:
Foreign currency translation adjustments	—	—	2,530		2,530
Comprehensive loss	$(3,478)	$(12,189)	$(894)	$15,613	$(948)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	Three Months Ended March 31, 2013
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$17,212	$(67,026)	$13,186	$—	$(36,628)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Intercompany advances made	(193,455)	—	—	193,455	—
Loans to non-guarantor	—	(1,300)	—	1,300	—
Repayments of notes receivable from non-guarantor	—	—	—	—	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(174,703)	(6,400)	—	(181,103)
Other investing activities	—	—	(90)	—	(90)
Net cash (used in) provided by investing activities	(193,455)	(179,426)	(46,490)	234,755	(184,616)
Cash flows provided from financing activities:
Repayments of debt	—	—	(11,108)	—	(11,108)
Net proceeds from sale of common stock	248,147	—	—	—	248,147
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(1,286)	—	(1,286)
Borrowings from non-guarantor	—	40,000	—	(40,000)	—
Borrowing from guarantor	—	—	1,300	(1,300)	—
Intercompany advances owed	—	191,482	1,973	(193,455)	—
Other financing activities	—	(79)	—	—	(79)
Net cash provided by (used in) financing activities	410,901	231,403	(9,121)	(234,755)	398,428
Effect of exchange rate changes on cash	—	—	(140)	—	(140)
Net change in cash and cash equivalents	234,658	(15,049)	(42,565)	—	177,044
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$251,218	$2,971	$150,645	$—	$404,834

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	Three Months Ended March 31, 2012
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$3,328	$24,199	$(11,500)	$—	$16,027
Cash flows from investing activities:
Loans to non-guarantor	—	(5,200)	—	5,200	—
Intercompany advances made	(205,122)	—	—	205,122	—
Investment in joint ventures	—	(3,836)	—	—	(3,836)
Deposits	—	(459)	—	—	(459)
Capital expenditures	—	(204,276)	(2,187)	—	(206,463)
Other investing activities	—	—	2	—	2
Net cash (used in) provided by investing activities	(205,122)	(213,771)	(2,185)	210,322	(210,756)
Cash flows provided from financing activities:
Capital contributions from stockholder	390,225	—	—	—	390,225
Repayments of short-term borrowings—related party	—	(870)	—	—	(870)
Repayments of debt	—	—	(777)	—	(777)
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Borrowing from guarantor	—	—	5,200	(5,200)	—
Intercompany advances owed	—	196,384	8,738	(205,122)	—
Other financing activities	(132)	—	—	—	(132)
Net cash provided by (used in) financing activities	387,247	195,514	13,161	(210,322)	385,600
Effect of exchange rate changes on cash	—	—	68	—	68
Net change in cash and cash equivalents	185,453	5,942	(456)	—	190,939
Cash and cash equivalents at beginning of the period	407,446	10,758	651	—	418,855
Cash and cash equivalents at end of period	$592,899	$16,700	$195	$—	$609,794

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(26)	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standard Board ("FASB") issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period (e.g., pension amounts that are capitalized in inventory), companies must cross-reference in a note to other required disclosures. This update was effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this updated guidance did not have any impact on the Company's financial statements and related disclosures.
In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and record an impairment charge, if any. This update was effective for annual and interim period impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of this updated guidance did not have any impact on the Company's financial statements and related disclosures.

(27)	Subsequent Events
Preferred stock dividend
In May 2013, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock to be paid on June 1, 2013 to holders of record at the close of business on May 15, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Molycorp,” “we,” “our” or “us” refer to Molycorp, Inc. and its consolidated subsidiaries. As used herein, a ton is equal to 2,000 pounds, the term “mt” means a metric ton (equal to 2,205 pounds). For definitions of certain rare earth-related and mining terms, see “Glossary of Selected REEs, Rare Metals and Mining Terms.”
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
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others: our ability to successfully integrate Neo Material Technologies Inc., formerly referred to as Neo or Neo Materials and now Molycorp Minerals Canada ULC or Molycorp Canada, into our operations; our ability to achieve fully the strategic and financial objectives related to our acquisition of Molycorp Canada, including the acquisition’s impact on our financial condition and results of operations; and unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Molycorp Canada.
Additional risk factors that may cause actual results to differ materially from expected results described in forward-looking statements include, but are not limited to:

•	the potential need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital;

•
our ability to complete our planned capital projects, such as our modernization and expansion efforts, including the achievement of an initial annual run rate of 19,050 mt of rare earth oxides, or REO, at our Molycorp Mountain Pass Rare Earth Facility, which we refer to as the Molycorp Mountain Pass facility, and reach full planned production of REO and other planned downstream products, in each case within the projected time frame;

•
the success of our cost mitigation efforts in connection with our modernization and expansion efforts at the Molycorp Mountain Pass facility, which if unsuccessful, might cause our costs to exceed budget;

•	the final costs of our planned capital projects which may differ from estimated costs;

•	market conditions, including prices and demand for our products;

•	our ability to control our working capital needs;

•	risks and uncertainties associated with intangible assets, including any future goodwill impairment charges;

•	foreign exchange rate fluctuations;

•	the development and commercialization of new products;

•	unexpected actions of domestic and foreign governments;

•	various events which could disrupt operations, including natural events and other risks;

•	uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production;

•
uncertainties related to feasibility studies that provide estimates of expected or anticipated costs, expenditures and economic returns, REO prices, production costs and other expenses for operations, which are subject to fluctuation;

•	uncertainties regarding global supply and demand for rare earths materials;

•	uncertainties regarding the results of our exploratory drilling programs;

•	our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships;

•	our sintered neodymium-iron-boron, or NdFeB, rare earth magnet joint venture’s ability to successfully manufacture magnets within its expected timeframe;

•	our ability to successfully integrate other acquired businesses;

•	our ability to maintain appropriate relations with unions and employees;

•	our ability to successfully implement our vertical integration strategy;

•
environmental laws, regulations and permits affecting our business, directly and indirectly, including, among others, those relating to mine reclamation and restoration, climate change, emissions to the air and water and human exposure to hazardous substances used, released or disposed of by us;

•	uncertainties associated with unanticipated geological conditions related to mining;

•	the outcome of the stockholder class action litigation, derivative litigation and the SEC investigation, including any actions taken by government agencies in connection therewith; and

•	those other risks discussed and referenced in the section entitled “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
The following discussion and analysis should be read in conjunction with our March 31, 2013 unaudited condensed consolidated financial statements and related notes included herein. This Quarterly Report on Form 10-Q also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.
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

Our business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. See Note 3 in Part 1, Item 1 of this Quarterly Report on Form 10-Q for financial information regarding our reportable segments.
The Resources segment includes our operations at the Molycorp Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths). At the Molycorp Mountain Pass facility, we conduct rare earth minerals extraction to produce: rare earth concentrates; REO, including lanthanum, cerium, neodymium, praseodymium, and yttrium; heavy rare earth concentrates, which include samarium, europium, gadolinium, terbium, dysprosium, and others; and SorbXTM, a line of proprietary rare earth-based water treatment products. We currently are conducting pilot and full-scale tests to determine the efficacy of SorbXTM in removing phosphates from municipal wastewater on a commercial basis as compared to other water treatment products. In addition, we expect to conduct similar tests with industrial wastewater. We are conducting these tests to determine the efficacy of SorbXTM beyond the laboratory-scale tests we previously have conducted. Based on the results of these tests, we expect to be able to determine the size and scope of the municipal and industrial wastewater treatment markets where SorbXTM will be effective.
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
Material Changes in Results of Operations
The comparability of our operating results during the first quarter of 2013 and 2012 is significantly affected by the Molycorp Canada acquisition on June 11, 2012.
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
We intend to use the net proceeds, before issuance costs, of $414.2 million from the convertible notes offering and the common stock offering to fund current capital needs for capital expenditures and other cash requirements for 2013, including, without limitation, capital expenditures at the Molycorp Mountain Pass facility.

Modernization and Expansion of our Molycorp Mountain Pass Facility
We experienced delays associated with our modernization and expansion efforts at our Molycorp Mountain Pass facility that led to lower-than-anticipated production from the Resources segment in 2012. We had forecast that the facility would be operational during the fourth quarter of 2012 to a level that would have allowed us to achieve an initial planned annual run rate of 19,050 mt beginning in 2013. However, we revised that production ramp-up schedule in January 2013 to reflect an updated estimate whereby the facility is expected to achieve an initial planned annual run rate of 19,050 mt by mid-year 2013. This revised forecast and lower-than-anticipated production in 2012 were the result of several factors typical of the start-up of complex, multi-stage mining and chemical manufacturing facilities, primarily the following: delays in bringing the mill up to initial run rate capacity; certain defective engineering work that required additional engineering, procurement, and construction to correct; delays in the delivery of critical parts and equipment; production bottlenecks during start-up resulting from delays in bringing the leach and multi-stage crack processes up to initial run rate capacity; and limitations on available bastnasite feedstock due to delays in bringing the mill up to initial run rate capacity and the fact that historic stockpiles were exhausted in 2012. Production at Mountain Pass from stockpiled feedstock versus newly produced feedstock in 2012 can be broken down as follows: 100% of production from January 1, 2012 through June 25, 2012 was from stockpiled material; from June 26, 2012 through July 30, 2012, 91.7% came from stockpiled material and 8.3% from new material; from July 31, 2012 through September, 27, 2012, 50% came from stockpiled material and 50% from new material; and from September 28, 2012 through December 31, 2012, 100% came from new material.
All key production components of our Molycorp Mountain Pass facility are operational and now ramping up toward our initial planned annual run rate of 19,050 mt of REO by mid-year 2013. Our ability to expand production beyond the initial planned annual run rate will be influenced by customer demand and end-market conditions, among other factors.
We expect to complete construction of the chloralkali plant at our Molycorp Mountain Pass facility in the second half of 2013. Our chloralkali plant will help us recycle water used in separation processes, as well as regenerate chemical reagents needed for separations, which is expected to significantly reduce the amount of reagent supplies we must purchase. While the chloralkali plant is not required for rare earth production, it is expected to significantly drive down our unit production costs at our Molycorp Mountain Pass facility to a level below production costs in China, as reported by Chinese public officials, once it comes online.
In addition to directly supplying customer demand, our Molycorp Mountain Pass facility is also expected to provide rare earth feedstock for our value-added processing plants in Sillamäe, Estonia; Zibo, China; Jiangyin, China; and Tolleson, Arizona. Those facilities produce advanced materials that are custom engineered for a variety of global rare earth markets. We expect that upon reaching our initial planned annual run rate of 19,050 mt of REO, our Molycorp Mountain Pass facility will have the capacity to produce rare earth feedstock in volumes greater than our initial planned run rates. We expect our Molycorp Mountain Pass facility to provide sufficient rare earth feedstock to meet the planned production of our Sillamäe and Zibo facilities in 2013.
Neodymium/praseodymium produced at our Molycorp Mountain Pass facility is expected to be sold directly to magnetic material customers, the Intermetallics Japan joint venture, or IMJ, MMA and our downstream operations under the Molycorp Magnequench brand at our wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand.
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
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs. We continue to experience increased selling, general and administrative expenses as we expand our business, including our recent acquisition of Molycorp Canada, operate as a publicly traded company and expand our Molycorp Mountain Pass facility.
Corporate Development
Our corporate development expenses consist of travel costs, legal and advisory fees that we incur in connection with business acquisitions and other business development activities we pursue as part of our vertical integration strategy.
Research and Development
We incur expenses to improve the efficiency of our REO processing operations, develop new applications for individual REEs, research value added rare metals applications and perform exploratory drilling. These expenses, which we anticipate to continue to increase, consist primarily of salaries, outside labor, material and equipment. The acquisition of Molycorp Canada will further bolster our research and development activities with the addition of labs in Singapore and the United Kingdom and process development capabilities at most of the production facilities.
Interest Expenses
We are incurring significantly higher interest costs as a result of issuing additional indebtedness to partially finance the Molycorp Canada acquisition, including the repayment of Molycorp Canada's indebtedness, and to fund the remaining capital expenditures at our Molycorp Mountain Pass facility. The substantial majority of our interest costs is currently capitalized.
Income Taxes
We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that a valuation allowance of $22.7 million and $20.6 million was required as of March 31, 2013 and December 31, 2012, respectively.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we incurred approximately $5.2 million and $2.2 million during the first quarter of 2013 and 2012, respectively, and expect to incur approximately $17.1 million for the remainder of 2013, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. The amounts above include expenditures for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds at our Molycorp Mountain Pass facility, which we incurred primarily to allow the chloralkali facility to become fully operational. We estimate that we will incur approximately $11.8 million for wastewater transportation and disposal costs for the remainder of 2013. This estimate was revised upward after the first quarter of 2013 as a result of anticipated delays in the completion of the chloralkali facility.
The costs we anticipate to incur as part of our on-going mine reclamation activities at our Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure in Note 13 in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Although we have incurred only nominal environmental expenditures at some of our other operating facilities in the first quarter of 2013 and 2012, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans related to those other facilities.
Discussion and Analysis of our Reportable Segments
The following analysis presents operating results on a gross basis (i.e., before intercompany eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations.

Prior to the third quarter of 2012, our basis of segment reporting was the location of our operations. As a result of the changes in the composition of our reportable segments discussed in Note 3 of Part 1, Item 1 of this Quarterly Report on Form 10-Q, the reportable segments presentation of the prior interim period has been revised for comparative purposes.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Three months ended March 31, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b) (d)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$14,658	$49,600	$54,678	$27,431		$—	$146,367
Intersegment	2,645	14,610	—	—		(17,255)	—
Total revenues	$17,303	$64,210	$54,678	$27,431		$(17,255)	$146,367

Depreciation, amortization and accretion	$(9,053)	$(5,537)	$(5,480)	$(2,403)	$(59)	$—	$(22,532)

Operating (loss) income	$(56,076)	$(3,306)	$6,763	$2,978	$(9,488)	$(538)	$(59,667)

(Loss) income before income taxes and equity earnings	$(55,644)	$(2,891)	$16,900	$3,731	$(33,003)	$(538)	$(71,445)

Total assets at March 31, 2013	$1,868,311	$605,858	$608,745	$109,615	$1,042,166	$(1,025,456)	$3,209,239

Capital expenditures (c)	$92,339	$2,961	$1,041	$2,931	$74	$—	$99,346

Three months ended March 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$44,478	$7,320	$18,956	$13,716		$—	$84,470
Intersegment	1,832	3,210	—	—		(5,042)	—
Total revenues	$46,310	$10,530	$18,956	$13,716		$(5,042)	$84,470

Depreciation, amortization and accretion	$(2,114)	$(315)	$(76)	$(1,202)	$(24)	$—	$(3,731)

Operating income (loss)	$17,531	$(13,537)	$145	$1,392	$(19,843)	$13,767	$(545)

Income (loss) before income taxes	$17,599	$(12,894)	$(137)	$2,230	$(25,999)	$13,767	$(5,434)

Total assets at March 31, 2012	$1,675,653	$56,781	$24,313	$43,718	$630	$(112,342)	$1,688,753

Capital expenditures (c)	$259,438	$2,501	$100	$—	$—	$—	$262,039

(a)
The net elimination in operating results includes costs of sales eliminations of $16,717 and $18,809 for the three months ended March 31, 2013 and 2012, respectively, which consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(b)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total corporate assets is comprised primarily of cash and cash equivalents and deferred tax assets.

(c)	On an accrual basis excluding capitalized interest.

(d)	First quarter 2013 loss at the Corporate segment includes severance charges of $2,077. See Note 24 in Part 1, Item 1 for details.

Resources
For the three months ended March 31, 2013, revenues from our Resources segment were $17.3 million on product volume of 763 mt at an average sales price, or ASP, of $22.68 per kilogram, as compared to revenues of $46.3 million for the corresponding prior-year quarter on volume of 673 mt at an ASP of $68.81 per kilogram.
The persistent global economic weakness, combined with the unwinding of speculative purchases following a period (mostly the first half of 2011) when abnormal premiums were placed on Chinese export quotas for REEs, led to an oversupply of rare earth products that has caused prices for the segment's primary products to significantly deteriorate from the first quarter of 2012 to the first quarter of 2013. For example, prices for cerium oxide 99%, lanthanum oxide 99% and neodymium/praseodymium oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 74%, 77% and 38%, respectively. The anticipation of falling REEs prices generally results in a very conservative purchasing pattern by our customers.
Aggregate production volume at our Resources segment was 606 mt in the first quarter of 2013, as compared to 615 mt for the first quarter of 2012. During the three months ended March 31, 2013, we expensed $2.7 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. This compares to expensing of abnormal production-related costs of $3.0 million in the first quarter of 2012. Given the lower level of production attained in the first quarter of 2013, as compared to the first quarter of 2012, period over period labor cost increases also had a negative effect on the results of operations for this segment. As of March 31, 2013, we had a total of 387 employees at our Molycorp Mountain Pass facility, as compared to 300 employees as of March 31, 2012. Staffing increases are directly related to the ramp up in employees needed to run the larger production facilities, which are in the process of coming online. We expect to return to normalized production levels as we ramp-up to an initial planned run rate of 19,050 mt of REO per year at our Molycorp Mountain Pass facility by mid-2013.
For the three months ended March 31, 2013, our operating income at the Resources segment was further reduced by $37.2 million of total inventory write-down, as compared to an inventory write-down of $6.6 million in the corresponding prior period. The deterioration in REEs prices described above, combined with a lower inventory turnover caused by the current conservative purchasing pattern of our customers, led to this higher inventory write-down in the first quarter of 2013.
Even though the costs of hydrochloric acid and caustic soda, which are the main chemicals used in our REO separation processes at Resources, have decreased from the first quarter 2012, as compared to the first quarter of 2013, variable production costs at Resources were unfavorably affected by higher consumption of those chemicals per unit of REO produced during the commissioning and testing phase of our new separation processes in the first quarter of 2013. Hydrochloric acid and caustic soda costs have decreased, on average, by approximately 20% over the prior-year period, contributing to savings of approximately $0.15 cents per kilogram of REO produced, whereas the temporary higher consumption of chemicals associated with the start-up phase of our new separation processes led to an increase of approximately $5.17 per kilogram of REO produced.
The commissioning and testing of the new separation processes at Resources also led to an increase in wastewater transportation costs of approximately $0.80 per kilogram of REO produced in the first quarter of 2013, as compared to the corresponding prior-year period.
However, we anticipate sourcing more of our chemicals internally by the second half of 2013 when our chloralkali plant is expected to be fully operational, which will allow us to recycle water used in the REO separation process, as well as regenerate chemicals needed for the REO separation at the Resources segment. The anticipated incremental, but not absolute, sourcing of chemicals from within our Molycorp Mountain Pass facility, and the future elimination of our current need to transport wastewater at an offsite facility, are expected to gradually contribute to lowering our cost of production over the next few quarters.
We currently are conducting pilot and full-scale tests to determine the efficacy of SorbXTM in removing phosphates from municipal wastewater on a commercial basis as compared to other water treatment products. In addition, we expect to conduct similar tests with industrial wastewater. We are conducting these tests to determine the efficacy of SorbXTM beyond the laboratory-scale tests we previously have conducted. Based on the results of these tests, we expect to be able to determine the size and scope of the municipal and industrial wastewater treatment markets where SorbXTM will be effective.
Chemicals and Oxides

Comparative results for the Chemicals and Oxides segment were affected by the addition to our product mix of REO, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Molycorp Canada acquisition on June 11, 2012. Chemicals and Oxides' sales volume in the first quarter of each year is particularly affected by the typical manufacturing slow down across Asia during the Chinese New Year and Spring Festival holidays.
Chemicals and Oxides' sales were $64.2 million on product volume of 1,866 mt for the three months ended March 31, 2013. This compares to revenues for this segment of $10.5 million on volume of 277 mt in the first quarter of 2012. ASP was $34.41 per kilogram and $35.58 per kilogram for the three months ended March 31, 2013 and 2012, respectively. The Molycorp Canada acquisition accounted for approximately 75% of the first quarter 2013 sales in this segment at an ASP of $40.74 per kilogram.
Given the current global economic environment, customers in all market segments we serve have been monitoring closely and, in some instances, reducing their inventory levels. Although certain markets served by this segment have shown signs of improvements during the first quarter of 2013, demand for multi-layer ceramic capacitor, glass polishing, and phosphor applications remained weak. REO demand for automotive catalyst and fluid cracking catalyst applications, as well as automotive and smaller battery applications, continued to improve during the first quarter of 2013, as compared to the corresponding period in 2012.
The segment's operating income in the first quarter of 2013 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $2.0 million higher had we not stepped-up the inventory value at the time of acquisition. In addition, during three months ended March 31, 2013, we recognized write-down of inventory to net realizable value of $2.7 million, and expensed $1.4 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. Write-down of inventory to net realizable value during the first quarter of 2012 was $13.0 million. The prior-year period write-down was caused by the release of inventory that was stepped-up in value in conjunction with the Molycorp Silmet acquisition, which was completed at the time when abnormal premiums were placed on Chinese export quotas for REEs.
Magnetic Materials and Alloys
Comparative results for the Magnetic Materials and Alloys segment were affected by the inclusion of Neo Powders™ from the Molycorp Canada acquisition on June 11, 2012. First quarter sales in this segment are typically weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by the Magnetic Materials and Alloys segment. The effort by these companies to draw down inventory levels near to their year-end closing typically results into lower shipments of this segment's products.
Magnetic Materials and Alloys' revenues were $54.7 million on product volume of 1,263 mt for the three months ended March 31, 2013. This compares to sales of $19.0 million on volume of 168 mt for the three months ended March 31, 2012. ASP was $43.29 per kilogram in the first quarter of 2013, as compared to $113.10 per kilogram for corresponding prior period. Sales of Neo Powders™ in the first quarter of 2013 accounted for approximately 92% of this segment revenues at an ASP of $40.11 per kilogram.
Various manufacturers of hard disk drives, optical disc drives and office automation products represent the base markets for the Neo Powders™. In the first quarter of 2012, revenues from this segment derived primarily from the sale of neodymium and samarium alloys to one customer.
Magnetic Materials and Alloys' operating income in the first quarter of 2013 was negatively affected by the write-down of inventory to net realizable value for $0.1 million, and by $0.4 million of expenses for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. These adjustments were partially offset by the release of inventory that was stepped-down in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $0.1 million lower had we not stepped-down the inventory value at the time of acquisition. There were no inventory-related adjustments for this segment in the first quarter of 2012.
Rare Metals
Comparative results for the Rare Metals segment were affected by the addition to our product mix of gallium, indium and rhenium from the Molycorp Canada acquisition on June 11, 2012.
Revenues from our Rare Metals segment were $27.4 million during first quarter of 2013, as compared to $13.7 million in the first quarter of 2012. For the three months ended March 31, 2013 and 2012, Rare Metals sold 81 mt and 75 mt of products, respectively, at an ASP of $338.63 per kilogram and $182.88 per kilogram, respectively. The Molycorp Canada acquisition accounted for approximately 51% of Rare Metals' first quarter 2013 sales at an ASP of $389.42 per kilogram.

The continued adoption of LED applications, which require the use of some rare metals we produce, is allowing this segment to benefit from the diversification that our Chemicals and Oxides segment is experiencing relative to certain rare earth phosphor markets.
Similarly to the other segments, Rare Metals' operating income in the first quarter of 2013 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $0.5 million higher had we not stepped-up the inventory value at the time of acquisition. In addition, during the same period we recognized write-down of inventory to net realizable value for $0.1 million, and expensed $0.1 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. There were no material adjustments to inventory in the prior corresponding period for this segment.
Selling, General and Administrative Expenses
Our consolidated selling, general and administrative expenses, including stock-based compensation, were $24.4 million and $24.2 million for the three months ended March 31, 2013 and 2012, respectively.
In the first quarter of 2013, we took a number of actions throughout the organization as part of our continuing effort to contain costs and increase the efficiency of our operations. As a result, we reduced a portion of our workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million in our Corporate segment. As of March 31, 2013, we paid $0.3 million of these severance benefits using our available cash balance in the quarter. The remainder will be paid over 11 months from March 31, 2013. Starting in the latter part of fiscal 2011 and all through fiscal 2012, there was a significant deterioration in prices of rare earth products. In addition, delays in ramping up our Molycorp Mountain Pass facility to its initial planned annual run rate in 2012 deferred our ability to enter into longer-term contracts and generate the anticipated synergies, including positive cash flows, expected from the Molycorp Canada acquisition, which we completed in June 2012. Although our long-term strategy remains in place, such as achieving full-scale commercial production at our Molycorp Mountain Pass facility in 2013 and targeting the downstream markets that we believe have the potential for stronger rare earth products demand later in 2013, the weaker-than-expected financial performance of the last few quarters, attributable mainly to the operational and economic factors described above, required us to make certain adjustments to our short-term strategy to conserve cash and minimize costs.

Start-up costs related to the construction of our Molycorp Mountain Pass facility were $0.6 million during the three months ended March 31, 2013 and $8.9 million in the first quarter of 2012, and, accordingly, our consolidated selling, general and administrative expenses did not change significantly period-over-period despite the Molycorp Canada acquisition and the severance and benefit costs we recognized in the first quarter of 2013.

Corporate Development
Corporate development expenses were $0.1 million for the three months ended March 31, 2013, as compared to $3.4 million in the second quarter of 2012 when we began incurring due diligence and other costs related to the Molycorp Canada acquisition.
Depreciation, Amortization and Accretion
Consolidated depreciation and amortization expenses related to production were $14.3 million in the first quarter of 2013, as compared to $3.4 million for the first quarter of 2012. This period-over-period increase was primarily related to the addition of fixed assets acquired as part of the Molycorp Canada acquisition, and fixed assets that we constructed and placed into service at our Molycorp Mountain Pass facility subsequent to the first quarter of 2012.
Consolidated depreciation, amortization and accretion expenses unrelated to production were $8.2 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. Such a large annual increase was mainly due to the addition of approximately $480.0 million in amortizable intangible assets in connection with the Molycorp Canada acquisition.
Research and Development
Consolidated research and development expenses were $6.4 million for the three months ended March 31, 2013, as compared to $3.7 million for the first quarter of 2012. The period-over-period increase was attributable primarily to our efforts to improve the efficiency of our REO processing operations, to develop new applications for individual REEs, research value added rare metals applications, and perform exploratory drilling. These expenses, which we anticipate to continue to increase in the future, albeit at a slower pace, consist primarily of salaries, outside labor, material and equipment.

Interest Expense
The significant period-over-period increase in our short-term and long-term indebtedness led to the higher interest cost in the first quarter of 2013, as compared to the same quarter in 2012. Approximately 75% of the interest cost on our long-term debt was capitalized for the three months ended March 31, 2013, whereas the interest on our long-term debt outstanding during the first quarter of 2012 was all capitalized.
Foreign exchange (loss) gain
We had a net foreign currency transaction loss of $0.4 million during the three months ended March 31, 2013, as compared to a foreign currency transaction gain of $1.6 million in the first quarter of 2012, related primarily to the revaluation in euro of U.S. dollar monetary balances owed by Molycorp Silmet.
Other Expense
On March 28, 2012, we entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada. As of March 31, 2012, we recognized a loss of $6.7 million in other expense related to this contract.
Capital Expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $99.4 million for the three months ended March 31, 2013, as compared to $262.0 million in the first quarter of 2012. The majority of these capitalized costs related to the modernization and expansion of our Molycorp Mountain Pass facility.
Related Party Transactions
For the three months ended March 31, 2013, we sold $1.0 million of Neo Powders™ to TMT and purchased $0.5 million worth of compounds from TMT. Also during the first quarter of 2013, we purchased metals and received services from Keli for a total of $9.6 million, and purchased $1.2 million of gallium metal from Ingal Stade.
Outlook for the Remainder of 2013
We expect that our financial performance for the first half of 2013 will be weaker than the second half of 2012. This is due to typical seasonality resulting in slow rare earth sales in the first quarter, combined with the expectation that our Molycorp Mountain Pass facility will not achieve full-scale commercial production until mid-year 2013.
Capital Investments
We expect total capital expenditures for the modernization and expansion efforts and certain other capital projects at our Molycorp Mountain Pass facility to total approximately $1.53 billion. This updated projection includes certain expenditures that are expected to be deferred until 2014, including discretionary expenditures required only to expand production beyond the initial planned annual run rate of 19,050 mt of REO, if and when market demand, product pricing, capital availability and financial returns will justify such production. This updated projection also includes estimated engineering, procurement and construction expenditures for correction of certain defective engineering work. We are pursuing legal actions to recoup certain costs arising from defective engineering work, including making claims against applicable insurance policies, although there can be no assurance that we will be able to recoup all or any portion of such costs.
Of the $1.53 billion projected capital expenditures for the modernization and expansion efforts and certain other capital projects at the Molycorp Mountain Pass facility, the total amount spent on a cash basis through March 31, 2013 was approximately $1.23 billion, excluding capitalized interest.
     As of March 31, 2013, we had available cash balances of $404.8 million and we expect to spend approximately $225 million through December 31, 2013 and approximately $80 million in 2014 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at the Molycorp Mountain Pass facility. Additionally, we expect to spend approximately $25 million on other maintenance and expansion capital expenditures across all operating segments during the rest of 2013.
Liquidity and Capital Resources

Given the combination of ramping up toward the initial planned annual run rate of 19,050 mt of REO at our Molycorp Mountain Pass facility and the current pricing environment of REEs, we anticipated significantly lower than expected revenue and cash flow for the first half of 2013. As a result, and as further detailed in Note 14 and 16 in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we completed additional financing in January 2013 to secure funding for our anticipated needs.
We expect to use the total net proceeds, before issuance costs, of $414.2 million from our January 2013 convertible notes and common stock offerings to fund current capital needs. While these offerings will fund a substantial portion of these capital needs, the full funding of our planned capital expenditures continues to be dependent on (i) our cost estimates for capital expenditures being accurate, (ii) our ability to ramp up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without delays, (iii) market conditions remaining the same as we are currently experiencing without deterioration (we estimate that a 15% drop in market prices for all REEs would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $30 million and that a 15% drop in volumes would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $10 million), (iv) our ability to sell our entire production of REO and (v) the absence of any payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing. We believe the net proceeds from our January 2013 debt and equity offerings provide sufficient liquidity under our current business plan, but such proceeds may not be adequate should our estimates change.
We expect to fund the remaining capital expenditures at our Molycorp Mountain Pass facility and other operating facilities, as well as working capital and other cash requirements, with our available cash balances of $404.8 million at March 31, 2013, anticipated future cash flow from operations at certain segments and potential proceeds from revolving credit facilities or certain equipment financing that we are currently pursuing in our normal process of properly managing our cash and working capital requirements.
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
Other cash uses include making cash investments in other current and new ventures consistent with our vertical integration strategy totaling approximately $10.0 million for the remainder of 2013.
Cash Used in Operating Activities
Net cash used in operating activities was $36.6 million during the three months ended March 31, 2013, as compared to a positive cash flow from operations of $16.0 million in the corresponding prior period. This change was primarily driven by lower sales prices combined with a significant increase in operating expenses, the latter attributed to the acquisition of Molycorp Canada and staffing increases at our Molycorp Mountain Pass facility of approximately 30% period over period.
Cash Used in Investing Activities
Net cash used in investing activities in the first quarter of 2013 were $184.6 million as compared to $210.8 million in the first quarter of 2012. This decrease was primarily attributable to a slow down in capital expenditures at the Molycorp Mountain Pass facility, where the largest and more complex infrastructures erected as part of our expansion and modernization efforts are about to be completed.
Cash from Financing Activities
Net cash provided from financing activities were $398.4 million and $385.6 million during the three months ended March 31, 2013 and 2012, respectively. In the first quarter of 2013, we raised $413.7 million, net of underwriting discount and transaction costs, through the issuance of our 5.50% convertible notes and the issuance of 43,125,000 shares of common stock. These cash inflows were partially offset by the repayment of certain bank loans for $11.1 million, the payment of preferred stock dividends for $2.8 million and other dividends we paid to one of our noncontrolling interests for $1.3 million. In the first quarter of 2012, we raised $390.2 million through the issuance of common stock in a private placement to an entity that now is one of our largest stockholders.
Liquidity of Subsidiaries
Our total $404.8 million of cash and cash equivalents at March 31, 2013 is comprised of: 1) $251.1 million held by Molycorp Minerals, LLC; 2) $0.5 million held by Molycorp Silmet; 3) $3.0 million held by MMA; 4) $150.0 million held by Molycorp Canada; and 5) $0.2 million held by our sales office in Tokyo, Japan.

At March 31, 2013, our foreign operating subsidiaries held cash and cash equivalents in foreign countries as follows (in thousands):

China (including Hong Kong)	$115,069
Barbados	8,345
Canada	9,269
Japan	2,581
Germany	2,991
United Kingdom	2,540
Thailand	988
Korea	553
Singapore	724
Estonia	456
Luxembourg	44
Total cash and cash equivalents in foreign countries	143,560

United States	261,274
Total cash and cash equivalents	$404,834
In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of our operations in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At March 31, 2013, Molycorp Minerals, LLC advanced funds to Molycorp Canada for $117.5 million, Molycorp Silmet for $18.5 million, MMA for $1.0 million and our sales office in Tokyo, Japan for $0.3 million. Also at March 31, 2013, our Molycorp Magnequench division advanced $40.0 million to Molycorp Minerals, LLC. Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, capital expenditures and third-party debt service requirements.

Contractual Obligations
At March 31, 2013, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$8,174	$2,751	$3,878	$420	$1,125
Purchase obligations and other commitments (2)	260,593	232,805	14,076	7,329	6,383
Employee obligations (3)	2,159	2,159	—	—	—
Asset retirement obligations (4)	34,766	1,993	7,780	393	24,600
Debt and capital lease obligations, including fixed interest payments	2,204,055	135,920	553,129	757,215	757,791
Total	$2,509,747	$375,628	$578,863	$765,357	$789,899

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.

Off-Balance Sheet Arrangements
As of March 31, 2013, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standard Board ("FASB") issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period (e.g., pension amounts that are capitalized in inventory), companies must cross-reference in a note to other required disclosures. This update was effective for public companies in fiscal years, and interim periods within those years, beginning after 15 December 2012. The adoption of this updated guidance did not have any impact on our financial statements and related disclosures.
In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and record an impairment charge, if any. The update was effective for annual and interim period impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of this updated guidance did not have any impact on our financial statements and related disclosures.

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
Interest Rate Risk
Our exposure to the interest rate risk as a result of our total variable interest debt, which totaled $32.1 million at March 31, 2013, would result in an approximately $0.3 million annual increase/decrease in interest rate expense for every 100 basis point increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by report. Based on its evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2013, so to provide reasonable assurance that material information required to be disclosed in reports the Company files or submits under the Exchange Act is made known to them timely.
We acquired the predecessor of Molycorp Minerals Canada ULC in the second quarter of 2012 and we have excluded Molycorp Minerals Canada ULC from our assessment of the effectiveness of our internal control over financial reporting. As such, the scope of our assessment of the effectiveness of our controls and procedures does not include Molycorp Minerals Canada ULC. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Our assessment of the effectiveness of our controls and procedures for the year ending December 31, 2013 will include Molycorp Minerals Canada ULC.
Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, we may become subject to various legal and regulatory proceedings relating to our business.
In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others Similarly Situated v. Molycorp, Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that we and those officers violated Section 10(b) of the Securities Exchange Act of 1934 in connection with statements relating to our third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that we had filed with or furnished to the SEC, or otherwise made available to the public. In July 2012, the plaintiffs filed an amended consolidated class action complaint against us, certain of our officers and directors, certain of our private equity investors, and certain underwriters involved in our public offerings in 2011. The amended complaint alleges, among other things, that some or all of the defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 as well as Sections 11, 12(a)(2) and 15 of the Securities Act . The plaintiffs are seeking unspecified damages and other relief. In October 2012, the defendants filed a motion to dismiss all the claims in the amended complaint. The motion has been fully briefed and is pending. No hearing date has been set. We believe the allegations are without merit and that we have valid defenses to such allegations. We intend to defend this action vigorously. We are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial position or results of operations.
Seven stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on our behalf, against certain of our directors and officers, and certain of our private equity investors. These cases have been filed in the Delaware Court of Chancery, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases, which were previously consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.), have been voluntarily dismissed without prejudice. The Wells and Swaggerty cases have both been dismissed without prejudice in favor of the lawsuits proceeding in the Delaware Court of Chancery. As a result, plaintiffs in the Wells and Swaggerty cases filed notices of appeal before the 10th Circuit. The defendants have filed a responsive brief in the 10th Circuit in the Wells and Swaggerty cases. The 10th Circuit case has been fully briefed and the court has heard oral argument. The court has not yet ruled on the appeal.
The derivative cases have been consolidated and are proceeding in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed with the Delaware Court of Chancery challenging, among other things, certain sales of stock by officers, directors and private equity firms, and certain of our corporate acquisitions during 2011. The amended complaint asserts causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged breach of fiduciary duty not to trade on or misuse material non-public information; (3) alleged unjust enrichment; and (4) alleged aiding and abetting a breach of fiduciary duty against controlling stockholders. On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures. The defendants filed motions to dismiss and motions to stay the consolidated Delaware derivative action in October 2012, which are pending. Oral argument on the motion to stay is scheduled for May 15, 2013. Briefing of the motion to dismiss has been stayed pending resolution of the motion to stay the action.
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
ITEM 1A.    RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 18, 2013.

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
ITEM 5.    OTHER INFORMATION.
None.
ITEM 6.    EXHIBITS.
See the Exhibit Index at the end of this document, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLYCORP, INC.

May 9, 2013	By:	/s/ Constantine E. Karayannopoulos
Constantine E. Karayannopoulos President and Chief Executive Officer (Principal Executive Officer)

May 9, 2013	By:	/s/ Michael F. Doolan
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

4.1	Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee (including Form of Note)
10.1
Share Lending Agreement, dated as of January 24, 2013, by and between the Company, as Lender, and Morgan Stanley Capital Services LLC, as Borrower (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 30, 2013)

10.2	Amended severance policy for senior management in certain salary grades who are not also parties to an employment agreement with the Company, dated March 7, 2013
10.3	Separation Agreement and General Release, dated March 22, 2013, between Molycorp, Inc. and John F. Ashburn, Jr.
10.4	Consulting Agreement, dated March 22, 2013, between Molycorp, Inc. and John F. Ashburn, Jr.
10.5	Separation Agreement and General Release, dated March 22, 2013, between Molycorp, Inc. and John L. Burba, PhD
10.6	Consulting Agreement, dated March 22, 2013, between Molycorp, Inc. and John L. Burba, PhD
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document