Form 10-Q/A
period 2013-03-31
Molycorp, Inc.
filed 2013-08-14
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

MOLYCORP, INC.

EXPLANATORY NOTE

Molycorp, Inc. ("we" or “the Company”) is filing this Amendment No.1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2013, to a) restate its presentation of inventory, accrued expenses and deferred tax liabilities in the Condensed Consolidated Balance Sheets, b) restate its presentation of costs of sales, selling, general and administrative expense and income tax benefit in the Condensed Consolidated Statements of Operations and Comprehensive Loss, c) restate its disclosure of the assessment of normal production levels and write-downs of inventory in the related note to Condensed Consolidated Financial Statements, d) restate its disclosures regarding its disclosure controls and procedures, and e) update the dates of the certifications contained in Exhibits 31.1, 31.2 and 32.1 of such Quarterly Report as of the filing of this Amendment No. 1.

As disclosed in the Company’s Form 8-K filed with the SEC on August 8, 2013, the Company determined that its unaudited condensed consolidated financial statements for the three months ended March 31, 2013 contained an error with respect to the reconciliation of its physical inventory to the general ledger during the first quarter of 2013, and an error with respect to the accrual of certain severance charges. The inventory reconciliation errors also involved errors in determining the proper inventory valuation and the related write-downs of inventory attributable to abnormal costs and net realizable value calculations. Each of the errors described above affected the financial position and results of operations of the Resources segment, but had no effect on the net cash used in operating activities or cash and cash equivalent at the end of the first quarter of 2013. See further details in Note 1A to the Condensed Consolidated Financial Statements below.

In addition, and independently from the restatement mentioned above, we updated our capital requirements and liquidity disclosures, revised the allocation of total assets among segments at March 31, 2013, and revised the balance sheet as of December 31, 2012 in connection with the final allocation of the consideration transferred to the net assets of Molycorp Canada, as further described in the updated Note 9 and Note 11 below.

As a result, the following items of the Quarterly Report on Form 10-Q for the period ended March 31, 2013 are being amended:

-	Part I – Item 1. Financial Statements

-	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

-	Part I – Item 4. Controls and Procedures

-	Part II – Item 6. Exhibits

All other information contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 remains unchanged. This Amendment No.1 does not reflect any subsequent information or events, except the restatement and updates described above. Without limitation to the foregoing, except as noted above, this Amendment No.1 does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Quarterly Report on Form 10-Q for the period ended March 31, 2013 or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. Those filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLYCORP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	As restated, Note 1A	(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$404,834	$227,790
Trade accounts receivable, net (Note 2)	63,147	52,430
Inventory (Note 5)	247,453	287,376
Deferred charges (Note 15)	6,110	9,412
Deferred tax assets (Note 15)	9,438	9,789
Income tax receivable	20,318	25,087
Prepaid expenses and other current assets	19,911	21,794
Total current assets	771,211	633,678
Non-current assets:
Deposits (Note 6)	26,639	26,769
Property, plant and equipment, net (Note 7)	1,645,374	1,544,304
Inventory (Note 5)	24,984	26,096
Intangible assets, net (Note 9)	441,677	450,938
Investments	64,407	64,036
Deferred tax assets (Note 15)	—	—
Goodwill (Note 9)	239,742	239,742
Other non-current assets	9,264	6,972
Total non-current assets	2,452,087	2,358,857
Total assets	$3,223,298	$2,992,535

	March 31, 2013	December 31, 2012
	As restated, Note 1A	(Revised)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$136,862	$241,994
Accrued expenses (Note 12)	65,457	59,013
Income tax payable	15,591	15,267
Debt and capital lease obligations (Note 14)	28,788	39,604
Other current liabilities	4,589	3,539
Total current liabilities	251,287	359,417
Non-current liabilities:
Asset retirement obligation (Note 13)	17,572	18,586
Deferred tax liabilities (Note 15)	136,055	160,675
Debt and capital lease obligations (Note 14)	1,338,793	1,188,832
Derivative liability (Note 23)	7,028	7,816
Pension liabilities (Note 24)	3,338	3,292
Other non-current liabilities	2,417	2,659
Total non-current liabilities	1,505,203	1,381,860
Total liabilities	$1,756,490	$1,741,277
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at March 31, 2013 (Note 16)	189	139
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2013 (Note 16)	2	2
Additional paid-in capital	1,949,662	1,691,429
Accumulated other comprehensive loss	(12,727)	(9,433)
Deficit	(505,062)	(466,091)
Total Molycorp stockholders’ equity	1,432,064	1,216,046
Noncontrolling interests	34,744	35,212
Total stockholders’ equity	1,466,808	1,251,258
Total liabilities and stockholders’ equity	$3,223,298	$2,992,535

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	As restated, Note 1A
Revenues	$146,367	$84,470
Costs of sales:
Costs excluding depreciation and amortization	(136,594)	(50,070)
Depreciation and amortization	(14,309)	(3,373)
Gross (loss) profit	(4,536)	31,027
Operating expenses:
Selling, general and administrative	(26,514)	(24,183)
Corporate development	(115)	(3,381)
Depreciation, amortization and accretion	(8,223)	(358)
Research and development	(6,405)	(3,650)
Operating loss	(45,793)	(545)
Other (expense) income:
Other income (expense)	260	(6,578)
Foreign exchange (loss) gain, net	(389)	1,604
Interest (expense) income, net of capitalized interest	(11,649)	85
	(11,778)	(4,889)
Loss before income taxes and equity earnings	(57,571)	(5,434)
Income tax benefit	22,490	2,183
Equity in results of affiliates	(3,072)	(227)
Net loss	(38,153)	(3,478)
Net income attributable to noncontrolling interest	(818)	—
Net loss attributable to Molycorp stockholders	$(38,971)	$(3,478)

Net loss	$(38,153)	$(3,478)
Other comprehensive income:
Foreign currency translation adjustments	(3,294)	2,530
Comprehensive loss	$(41,447)	$(948)
Comprehensive loss attributable to:
Molycorp stockholders	(40,629)	(948)
Noncontrolling interest	(818)	—
	$(41,447)	$(948)
Loss per share of common stock (Note 17):
Basic	$(0.27)	$(0.07)
Diluted	$(0.27)	$(0.07)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2012 (Revised)	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258
Stock-based compensation (Note 18)	(7,749)	—	—	—	(325)	—	—	(325)	—	(325)
Component of convertible debt (Note 14)	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares (Note 16)	10,476	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	1,253	—	—	—	—	—	—	—	—	—
Issuance of Primary Shares (Note 16)	43,125,000	43	—	—	248,097	—	—	248,140	—	248,140
Issuance of Borrowed Shares (Note 16)	6,666,666	7	—	—	—	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(38,971)	(38,971)	818	(38,153)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,286)	(1,286)
Other comprehensive loss	—	—	—	—	—	(3,294)	—	(3,294)	—	(3,294)
Balance at March 31, 2013 - As restated, Note 1A	188,569,184	$189	2,070,000	$2	$1,949,662	$(12,727)	$(505,062)	$1,432,064	$34,744	$1,466,808

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
	As restated, Note 1A
Cash flows from operating activities:
Net loss	$(38,153)	$(3,478)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	22,532	3,731
Deferred income tax benefit	(29,475)	(3,725)
Inventory write-downs	22,125	6,563
Release of inventory step-up value	2,497	—
Stock-based compensation (benefit) expense	(325)	825
Unrealized loss on derivatives	—	6,641
Allowance for doubtful accounts	—	2,500
Foreign exchange loss	2,197	(1,668)
Other operating adjustments	(2,149)	259
Net change in operating assets and liabilities (Note 22)	(15,877)	4,379
Net cash (used in) provided by operating activities	(36,628)	16,027
Cash flows from investing activities:
Investment in joint ventures	(3,423)	(3,836)
Deposits	—	(459)
Capital expenditures	(181,103)	(206,463)
Other investing activities	(90)	2
Net cash used in investing activities	(184,616)	(210,756)
Cash flows from financing activities:
Capital contributions	—	390,225
Repayments of short-term borrowings—related party	—	(870)
Repayments of debt	(11,108)	(777)
Net proceeds from sale of common stock	248,147	—
Issuance of 5.50% Convertible Notes	165,600	—
Payments of preferred dividends	(2,846)	(2,846)
Dividend paid to noncontrolling interests	(1,286)	—
Other financing activities	(79)	(132)
Net cash provided by financing activities	398,428	385,600
Effect of exchange rate changes on cash	(140)	68
Net change in cash and cash equivalents	177,044	190,939
Cash and cash equivalents at beginning of the period	227,790	418,855
Cash and cash equivalents at end of period	$404,834	$609,794

Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$(82,646)	$55,226

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). While the December 31, 2012 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp’s consolidated financial statements and related notes for the year ended December 31, 2012, included in Molycorp's Form 10-K filed on March 18, 2013. The balance sheet as of December 31, 2012 included in this Quarterly Report on Form 10-Q contains revisions related to the completion of the Company’s purchase price allocation with respect to the acquisition of Molycorp Canada (see Note 9 and 11 below).

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

(1A) Restatement

On August 6, 2013, the Company determined that its unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013 contained an error with respect to the reconciliation of its physical inventory to the general ledger during the first quarter of 2013, which resulted in a cumulative overstatement of costs of sales and understatement of current inventory of approximately $16.0 million. This error also caused the income tax benefit in the first quarter of 2013 to be overstated by approximately $6.5 million. The inventory reconciliation error also involved errors in determining the proper inventory valuation and related write-downs of inventory attributable to abnormal costs and net realizable value calculations, resulting in the previously disclosed consolidated assessment of normal production levels to be understated by approximately $17.4 million, and the consolidated total write-down of inventory to be overstated by $18.0 million. The misstatement had no effect on the net cash used in operating activities or cash and cash equivalent at the end of the first quarter of 2013.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

In addition, the Company determined that its unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013 contained an error with respect to the accrual of certain severance charges, which resulted in an understatement of accrued expenses and selling, general and administrative expense of approximately $2.1 million. This error also caused the income tax benefit in the first quarter of 2013 to be understated by approximately $0.8 million. The misstatement had no effect on the net cash used in operating activities or cash and cash equivalent at the end of the first quarter of 2013.

Both errors described above affected the financial position and results of operations of the Resources segment.

The following tables reflect the impact of correcting the affected line items of the Company’s unaudited Condensed Consolidated Financial Statements at and for the three months ended March 31, 2013:

	At March 31, 2013
	As originally reported	As restated
(In thousands)
Inventory	$231,502	$247,453
Total current assets	755,260	771,211
Total assets	3,209,239	3,223,298
Accrued expenses	63,381	65,457
Total current liabilities	249,211	251,287
Deferred tax liabilities	135,691	136,055
Total non-current liabilities	1,504,839	1,505,203
Total liabilities	1,754,050	1,756,490
Total stockholders' equity	1,455,189	1,466,808
Total liabilities and stockholders' equity	3,209,239	3,223,298

	Three months ended March 31, 2013
	As originally reported	As restated
(In thousands, except per share amounts)
Costs of sales excluding depreciation and amortization	$(152,544)	$(136,594)
Gross loss	(20,486)	(4,536)
Selling, general and administrative expenses	(24,438)	(26,514)
Operating loss	(59,667)	(45,793)
Loss before income taxes and equity earnings	(71,445)	(57,571)
Income tax benefit	28,112	22,490
Net loss	(46,405)	(38,153)
Net loss attributable to Molycorp stockholders	(47,223)	(38,971)
Comprehensive loss	(49,699)	(41,447)
Comprehensive loss attributable to Molycorp stockholders	(48,881)	(40,629)
Loss per share of common stock:
Basic	(0.33)	(0.27)
Diluted	(0.33)	(0.27)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(2)	Liquidity and Capital Requirements
Total capital expenditures for the modernization and expansion efforts and certain other capital projects at the Molycorp Mountain Pass Rare Earth Facility (the "Molycorp Mountain Pass facility") are expected to total approximately $1.54 billion. This updated projection includes certain expenditures that are expected to be deferred until 2014, including discretionary expenditures required only to expand production beyond the initial planned annual run rate of 19,050 metric tons ("mt") of rare earth oxides ("REO"), if and when market demand, product pricing, capital availability and financial returns will justify such production. Of the $1.54 billion projected capital expenditures and certain other capital projects at the Molycorp Mountain Pass facility, the total amount the Company had spent on a cash basis through June 30, 2013 was approximately $1.3 billion, excluding capitalized interest.
As of June 30, 2013, the Company estimates cash expenditures totaling approximately $150 million through December 31, 2013 and approximately $85 million in 2014 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at the Molycorp Mountain Pass facility. Additionally, the Company expects to spend approximately $17 million on other maintenance and expansion capital expenditures across all operating segments during the second half of 2013, the majority of which is discretionary.
Other cash requirements for the remainder of 2013 include the final payment of approximately $6.0 million to the noncontrolling shareholder of the Company's majority owned Jiangyin Jia Hua Advanced Material Resources Co. Ltd. facility in Jiangyin, China, and preferred stock dividend payments of approximately $5.6 million, if and after they are declared by the Board of Directors of the Company to be paid in cash.
Given the combination of ramping up toward the initial planned run rate of 19,050 mt of REO per year at the Molycorp Mountain Pass facility, and the declining pricing environment of rare earth elements ("REEs"), the Company anticipates significantly lower than previously expected revenues and cash flow from operations through the remainder of 2013.
The Company plans to fund its capital expenditures primarily from its consolidated cash balances of $264.2 million as of June 30, 2013, and cash generated from operations. While the Company's cash balances as of June 30, 2013 will fund a substantial portion of its capital needs, the full funding of the Company's planned capital expenditures continues to be dependent on (i) its cost estimates for capital expenditures being accurate, (ii) its ability to ramp up run rates at its Molycorp Mountain Pass facility pursuant to its expectations without delays, (iii) its ability to generate sufficient cash flow from its operating segments, under variable market conditions that continue to be weaker than anticipated, to meet other cash needs (the Company estimates that a 15% drop in market prices for all REEs would reduce its estimated consolidated cash balance as of December 31, 2013 by approximately $8 million and that a 15% drop in volumes would reduce its estimated consolidated cash balance as of December 31, 2013 by approximately $30 million), (iv) its ability to sell its entire production of REO and (v) the absence of any payments on current and future contingent liabilities. If these assumptions prove inaccurate, its estimates could prove incorrect and it may need additional financing.
As part of its cash management procedures, the Company continues to pursue other sources of liquidity, including potential proceeds from revolving credit facilities, equity issuances, and lease and loan financing for certain equipment.
There can be no assurance that the Company will be successful in securing access to additional cash proceeds through the revolving credit facilities that it is currently pursuing, or other forms of financing on commercially acceptable terms, or at all. Accordingly, if necessary, the Company believes it has the ability to curtail capital expenditures and revise its current business plan to the extent necessary to preserve adequate liquidity sufficient to sustain operations.

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Three months ended March 31, 2013 - As restated, Note 1A	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b) (d)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$14,658	$49,600	$54,678	$27,431		$—	$146,367
Intersegment	2,645	14,610	—	—		(17,255)	—
Total revenues	$17,303	$64,210	$54,678	$27,431		$(17,255)	$146,367

Depreciation, amortization and accretion	$(9,053)	$(5,537)	$(5,480)	$(2,403)	$(59)	$—	$(22,532)

Operating (loss) income	$(40,126)	$(3,306)	$6,763	$2,978	$(11,564)	$(538)	$(45,793)

(Loss) income before income taxes and equity earnings	$(39,694)	$(2,891)	$16,900	$3,731	$(35,079)	$(538)	$(57,571)

Total assets at March 31, 2013	$1,884,262	$599,389	$610,890	$111,276	$1,042,315	$(1,024,834)	$3,223,298

Capital expenditures (c)	$92,339	$2,961	$1,041	$2,931	$74	$—	$99,346

Three months ended March 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$44,478	$7,320	$18,956	$13,716		$—	$84,470
Intersegment	1,832	3,210	—	—		(5,042)	—
Total revenues	$46,310	$10,530	$18,956	$13,716		$(5,042)	$84,470

Depreciation, amortization and accretion	$(2,114)	$(315)	$(76)	$(1,202)	$(24)	$—	$(3,731)

Operating income (loss)	$17,531	$(13,537)	$145	$1,392	$(19,843)	$13,767	$(545)

Income (loss) before income taxes	$17,599	$(12,894)	$(137)	$2,230	$(25,999)	$13,767	$(5,434)

Capital expenditures (c)	$259,438	$2,501	$100	$—	$—	$—	$262,039

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

(5)	Inventory
At March 31, 2013 and December 31, 2012, inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	As restated, Note 1A
Current:
Concentrate stockpiles	$4,743	$6,393
Raw materials	75,540	95,248
Work in process	53,134	55,229
Finished goods	95,135	114,903
Materials and supplies	18,901	15,603
Total current	$247,453	$287,376
Long-term:
Concentrate stockpiles	$4	$4
Raw materials	24,980	26,092
Total long-term	$24,984	$26,096
Assessment of normal production levels - As restated, Note 1A
For the three months ended March 31, 2013 and 2012, the Company determined that $22.0 million and $3.0 million, respectively, of production costs would have been allocated to additional production, assuming the Company had been operating at normal production ranges. As a result, these costs were excluded from inventory and instead expensed during the applicable periods. The assessment of normal production levels is judgmental and is unique to each quarter.
Write-downs of inventory - As restated, Note 1A
As a result of production or purchase costs in excess of net realizable value, the Company recognized write-downs of finished goods and work-in-process inventory of $19.7 million and $6.6 million for the three months ended March 31, 2013 and 2012, respectively. In addition, for the same respective periods, the Company recognized write-downs of stockpile inventory totaling $2.4 million and zero based on slow moving inventory and adjustments to estimated REO quantities. The level within the fair value hierarchy in which the write-downs of inventory are included is the significant other observable inputs—Level 2.
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
There were some changes in the carrying amount of goodwill as a result of adjusting the preliminary values assigned to certain assets and liabilities of Molycorp Canada based on additional information obtained since June 11, 2012. See Note 11 below for details. However, the Company recognized additional goodwill impairment of $31.6 million that completely offset the goodwill recognized as a result of those adjustments.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	December 31, 2012		Additional impairment	March 31, 2013
	Reported	Adjustment
	(In thousands)
Chemicals and Oxides	$125,229	$16,132	$(16,132)	$125,229
Magnetic Materials and Alloys	102,808	16,716	(16,716)	102,808
Rare Metals	11,705	(1,232)	1,232	11,705
Total	$239,742	$31,616	$(31,616)	$239,742
At March 31, 2013 and December 31, 2012, other intangible assets consisted of the following (in thousands):

	Customer relationships	Rare earth quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount
At December 31, 2012	$344,774	78,300	33,252	$15,586	3,568	4,420	$479,900
Foreign currency translation adjustment	(90)	—	—	—	—	—	(90)
At March 31, 2013	$344,684	$78,300	$33,252	$15,586	$3,568	$4,420	$479,810

Amortization
At December 31, 2012	$14,095	4,035	9,365	$1,152	66	249	$28,962
Adjustments	—	—	—	(873)	—	—	(873)
Amortization	4,888	1,679	3,285	16	22	154	10,044
At March 31, 2013	18,983	5,714	12,650	295	88	403	38,133
Net book value	$325,701	$72,586	$20,602	$15,291	$3,480	$4,017	$441,677
At March 31, 2013, trade names included indefinite-lived intangible assets with a gross carrying amount of $14.8 million. During the first quarter of 2013, the Company reversed an immaterial prior period amortization related to these assets as part of certain measurement period adjustments associated with the acquisition of Molycorp Canada.
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
A preliminary allocation of the consideration transferred to the net assets of Molycorp Canada was made as of June 11, 2012. During the second quarter of 2013, the Company further adjusted the preliminary values assigned to certain assets and liabilities of Molycorp Canada in order to reflect additional information obtained since June 11, 2012. As a result of the additional goodwill recognized during the final allocation of the consideration transferred to the net assets of Molycorp Canada, the goodwill impairment the Company recognized in the fourth quarter of 2012 has increased by $31.6 million to $287.9 million. The measurement period adjustments described in the table below have been reflected in the opening balance sheet; however, since these adjustments did not have a significant impact on the Company's condensed consolidated statements of operations and comprehensive income or cash flows in any period, those statements were not retrospectively adjusted.
The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed in the Molycorp Canada acquisition:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	Preliminary Allocation of Consideration Transferred as of December 31, 2012	Measurement Period Adjustments	Final Allocation of Consideration Transferred
Purchase consideration:	(In thousands)
Cash consideration	$908,181		$908,181
Fair value of Molycorp common stock and Exchangeable Shares issued	284,144		284,144
Total purchase consideration	$1,192,325		$1,192,325
Estimated fair values of the assets and liabilities acquired:
Cash and cash equivalents	$317,169	$—	$317,169
Restricted cash	4,951	—	4,951
Accounts receivable	101,470	—	101,470
Inventory	250,989	—	250,989
Prepaid expenses and other current assets	26,893	—	26,893
Property, plant and equipment	75,745	—	75,745
Investments	21,019	(1,091)	19,928
Intangibles	482,234	—	482,234
Deferred tax charges	13,435	—	13,435
Deferred tax assets	11,473	(1,423)	10,050
Goodwill	494,809	31,616	526,425
Other non-current assets	4,367	—	4,367
Accounts payable and accrued expenses	(138,576)	—	(138,576)
Debt	(255,338)	—	(255,338)
Other current liabilities	(33,990)	—	(33,990)
Deferred tax liabilities	(154,309)	5,880	(148,429)
Other non-current liabilities	(14,255)	—	(14,255)
Non-controlling interests	(15,761)	(34,982)	(50,743)
Total purchase consideration	$1,192,325	$—	$1,192,325

Goodwill associated with the Molycorp Canada acquisition arose primarily because of Molycorp Canada's proven leadership in the development, processing, and distribution of technically advanced rare earth products; greater exposure to the world’s largest and fastest-growing rare earths consuming market, China; deferred tax liabilities; and expected synergies that do not qualify for separate recognition. The goodwill is not amortized and is not deductible for tax purposes. During the fourth quarter of 2012, after giving effect to the final purchase price adjustments as noted above, the Company recognized a goodwill impairment of $287.9 million, and an impairment of patents of $6.0 million related to the Molycorp Canada acquisition.
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

(12)	Accrued Expenses
Accrued expenses at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	As restated, Note 1A
Defined contribution plan	$1,955	$1,400
Professional fees	4,727	4,971
Accrued payroll and related benefits	6,399	7,532
Sales and use tax	1,827	7,187
Bonus accrual	4,049	3,503
Interest payable	28,065	15,253
Advance from customer	797	1,753
Withholding taxes	3,315	2,929
Amount payable to noncontrolling shareholder	9,737	9,640
Other accrued expenses	4,586	4,845
Total accrued expenses	$65,457	$59,013

(13)	Asset Retirement Obligation
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Debt Issuance First Quarter 2013
On January 30, 2013, the Company issued $150.0 million aggregate principal amount of its 5.50% Convertible Senior Notes due 2018 (the “5.50% Convertible Notes”) in a registered public offering. Certain officers, directors and other related parties of the Company purchased $20.5 million of this aggregate principal amount. On March 1, 2013, the underwriters of such offering purchased an additional $22.5 million aggregate principal amount of the 5.50% Convertible Notes. After deducting the underwriting discounts and commissions, total net proceeds from the issuance of the 5.50% Convertible Notes were $165.6 million.
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

•	Cash collateral for letters of credit or hedging obligations (up to 105% of the underlying obligations);

•	Certain deposit accounts;

•	The equity interests of immaterial subsidiaries and, subject to certain limitations, MMA;

•	Voting stock of foreign subsidiaries in excess of 65.0% of the voting stock; and

•	Other pledges of stock of a guarantor to the extent that Rule 3-16 of Regulation S-X under the Securities Act would require the filing of separate financial statements of such guarantor.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(15)	Income Taxes - As restated, Note 1A
The Company's net loss before income taxes and equity earnings of $57.6 million for the three months ended March 31, 2013 contained no material permanent differences between income for financial reporting and tax purposes. The Company had net deferred income tax liabilities of $126.6 million at March 31, 2013 primarily related to the acquisition of Molycorp Canada.
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
In connection with of the acquisition of Molycorp Canada on June 11, 2012, MCP Exchangeco Inc. issued an aggregate of 507,203 Exchangeable Shares in consideration for that portion of the purchase price Molycorp paid to Molycorp Canada’s former shareholders who elected to receive shares of MCP Exchangeco Inc. at the time of acquisition, and later convert the Exchangeable Shares into Molycorp common stock. During the first quarter of 2013, 10,476 Exchangeable Shares were converted into Molycorp common stock and, as of March 31, 2013, an aggregate of 350,672 Exchangeable Shares had been converted into shares of Molycorp common stock.

(17)	Loss per Share
For the three months ended March 31, 2013 and 2012, the dividends on the Convertible Preferred Stock were subtracted from net loss attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2013	2012
	As restated, Note 1A
Net loss attributable to Molycorp stockholders	$(38,971)	$(3,478)
Dividends on Convertible Preferred Stock	(2,846)	(2,846)
Loss attributable to common stockholders	(41,817)	(6,324)
Weighted average common shares outstanding—basic	153,314,081	87,006,460
Basic loss per share	$(0.27)	$(0.07)

Weighted average common shares outstanding—diluted	153,314,081	87,006,460
Diluted loss per share	$(0.27)	$(0.07)

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(20)	Concentrations

(a)	Products
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(22)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following:

	Three Months Ended March 31,
(In thousands)	2013	2012
	As restated, Note 1A
Decrease (increase) in operating assets:
Accounts receivable	$(10,928)	$25,408
Inventory	14,367	(4,442)
Prepaid expenses and other assets	1,850	382
Increase (decrease) in operating liabilities:
Accounts payable	(15,835)	(13,924)
Income tax payable	5,092	1,560
Interest payable	(3,746)	—
Asset retirement obligation	(308)	—
Accrued expenses	(6,369)	(4,605)
	$(15,877)	$4,379

(23)	Derivative Instruments
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(24)	Employee Benefit Plans and Severance Charges - As restated, Note 1A
Employee Benefit Plans
Defined Contribution Retirement Plans
The Company maintains defined contribution retirement plans for all U.S. employees. The Company currently makes Safe Harbor Matching Contributions in an amount equal to 100% of the first 3% contributed and 50% of the next 2% contributed by each eligible employee. In addition, the Company may determine to make discretionary matching or nonelective employer (profit sharing) contributions in an amount designated by the Company. Discretionary matching contributions, if any, will be based on a percentage of employee contributions to the defined contribution plans each year, as designated by the Company. The Company's Safe Harbor Matching Contributions will always be 100% vested. Employees become 100% vested in Company discretionary matching contributions and/or nonelective employer contributions, if any, after 3 years of service.
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

Severance Charges - As restated, Note 1A

In the first quarter of 2013, the Company took a number of actions throughout the organization as part of its continuing effort to contain costs and increase the efficiency of its operations. As a result, the Company reduced a portion of its workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million, which were included in "Selling, general and administrative” expense in the condensed consolidated statement of operations and comprehensive income for the current interim period. As of March 31, 2013, none of these severance benefits were paid.

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

	At March 31, 2013
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
	As restated - Note 1A
Current assets:
Cash and cash equivalents	$251,218	$2,971	$150,645	$—	$404,834
Trade accounts receivable, net	—	9,184	53,963	—	63,147
Inventory	—	51,000	196,453	—	247,453
Deferred charges	—	946	5,164	—	6,110
Deferred tax assets	—	—	11,380	(1,942)	9,438
Income tax receivable	—	20,347	—	(29)	20,318
Prepaid expenses and other current assets	—	7,879	12,032	—	19,911
Total current assets	251,218	92,327	429,637	(1,971)	771,211
Non-current assets:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Deposits	1,753	24,743	143	—	26,639
Property, plant and equipment, net	—	1,498,403	146,971	—	1,645,374
Inventory	—	24,984	—	—	24,984
Intangible assets, net	—	491	441,186	—	441,677
Investments	—	46,666	17,741	—	64,407
Deferred tax assets	—	10,980	—	(10,980)	—
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	813,729	99,038	—	(912,767)	—
Intercompany accounts receivable	1,713,039	104,747	794	(1,818,580)	—
Other non-current assets	—	3,291	5,973	—	9,264
Total non-current assets	2,528,521	1,813,343	852,550	(2,742,327)	2,452,087
Total assets	$2,779,739	$1,905,670	$1,282,187	$(2,744,298)	$3,223,298

Current liabilities:
Trade accounts payable	$—	$110,923	$25,939	$—	$136,862
Accrued expenses	27,683	8,510	29,264	—	65,457
Income tax payable	2,746	16	15,604	(2,775)	15,591
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	378	28,410	—	28,788
Other current liabilities	—	4,589	—	—	4,589
Total current liabilities	30,429	126,358	99,217	(4,717)	251,287
Non-current liabilities:
Asset retirement obligation	—	17,572	—	—	17,572
Deferred tax liabilities	—	1	144,288	(8,234)	136,055
Debt and capital lease obligations	1,317,246	15,059	6,488	—	1,338,793
Derivative liability	—	—	7,028	—	7,028
Pension liabilities	—	—	3,338	—	3,338
Intercompany accounts payable	—	1,753,926	64,654	(1,818,580)	—
Other non-current liabilities	—	1,153	1,264	—	2,417
Total non-current liabilities	1,317,246	1,787,711	227,060	(1,826,814)	1,505,203
Total liabilities	$1,347,675	$1,914,069	$326,277	$(1,831,531)	$1,756,490

Stockholders’ equity:
Common stock	189	—	—	—	189
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,949,662	149,857	1,283,863	(1,433,720)	1,949,662
Accumulated other comprehensive loss	(12,727)	—	(12,727)	12,727	(12,727)
(Deficit) retained earnings	(505,062)	(158,256)	(349,970)	508,226	(505,062)
Total Molycorp stockholders’ equity	1,432,064	(8,399)	921,166	(912,767)	1,432,064
Noncontrolling interests	—	—	34,744	—	34,744
Total stockholders’ equity	1,432,064	(8,399)	955,910	(912,767)	1,466,808
Total liabilities and stockholders’ equity	$2,779,739	$1,905,670	$1,282,187	$(2,744,298)	$3,223,298

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	At December 31, 2012
	(in thousands)
	(Revised)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$16,560	$18,020	$193,210	$—	$227,790
Trade accounts receivable, net	—	7,738	44,692	—	52,430
Inventory	—	49,416	237,960	—	287,376
Deferred charges	—	2,203	7,209	—	9,412
Deferred tax assets	—	—	11,731	(1,942)	9,789
Income tax receivable	—	25,087	—	—	25,087
Prepaid expenses and other current assets	—	9,085	12,709	—	21,794
Total current assets	16,560	111,549	507,511	(1,942)	633,678
Non-current assets:
Deposits	1,752	24,862	155	—	26,769
Property, plant and equipment, net	—	1,377,147	167,157	—	1,544,304
Inventory	—	26,096	—	—	26,096
Intangible assets, net	—	508	450,430	—	450,938
Investments	—	45,241	18,795		64,036
Deferred tax assets	—	—	—	—	—
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	860,390	97,960	—	(958,350)	—
Intercompany accounts receivable	1,577,466	169,446	794	(1,747,706)	—
Other non-current assets	—	885	6,087	—	6,972
Total non-current assets	2,439,608	1,742,145	883,160	(2,706,056)	2,358,857
Total assets	$2,456,168	$1,853,694	$1,390,671	$(2,707,998)	$2,992,535

Current liabilities:
Trade accounts payable	$—	$191,769	$50,225	$—	$241,994
Accrued expenses	14,872	10,087	34,054	—	59,013
Income tax payable	2,746	—	15,267	(2,746)	15,267
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	352	39,252	—	39,604
Other current liabilities	—	3,539	—	—	3,539
Total current liabilities	17,618	207,689	138,798	(4,688)	359,417
Non-current liabilities:
Asset retirement obligation	—	18,586	—	—	18,586
Deferred tax liabilities	5,884	8,470	143,575	2,746	160,675
Debt and capital lease obligations	1,166,777	15,163	6,892	—	1,188,832
Derivative liability	—	—	7,816	—	7,816
Pension liabilities	—	—	3,292	—	3,292
Intercompany accounts payable	49,843	1,577,363	120,500	(1,747,706)	—

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

Other non-current liabilities	—	1,102	1,557	—	2,659
Total non-current liabilities	1,222,504	1,620,684	283,632	(1,744,960)	1,381,860
Total liabilities	$1,240,122	$1,828,373	$422,430	$(1,749,648)	$1,741,277

Stockholders’ equity:
Common stock	139	—	—	—	139
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,691,429	149,857	1,283,863	(1,433,720)	1,691,429
Accumulated other comprehensive loss	(9,433)	—	(9,433)	9,433	(9,433)
(Deficit) retained earnings	(466,091)	(124,536)	(341,401)	465,937	(466,091)
Total Molycorp stockholders’ equity	1,216,046	25,321	933,029	(958,350)	1,216,046
Noncontrolling interests	—	—	35,212	—	35,212
Total stockholders’ equity	1,216,046	25,321	968,241	(958,350)	1,251,258
Total liabilities and stockholders’ equity	$2,456,168	$1,853,694	$1,390,671	$(2,707,998)	$2,992,535

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	Three Months Ended March 31, 2013
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
	As restated - Note 1A
Revenues	$—	$21,609	$135,116	$(10,358)	$146,367
Costs of sales:
Costs excluding depreciation and amortization	—	(45,329)	(101,623)	10,358	(136,594)
Depreciation and amortization	—	(7,430)	(6,879)	—	(14,309)
Gross (loss) profit	—	(31,150)	26,614	—	(4,536)
Operating expenses:
Selling, general and administrative	—	(16,901)	(9,613)	—	(26,514)
Corporate development	—	(115)	—	—	(115)
Depreciation, amortization and accretion	—	(1,709)	(6,514)	—	(8,223)
Research and development	—	(1,960)	(4,445)	—	(6,405)
Operating (loss) income	—	(51,835)	6,042	—	(45,793)
Other (expense) income:
Other expense	—	—	260	—	260
Foreign exchange losses, net	—	—	(389)	—	(389)
Interest (expense) income, net	(11,139)	(2,060)	1,550	—	(11,649)
Interest income (expense) from intercompany notes	9,651	1,644	(11,295)	—	—
Equity (loss) earnings from consolidated subsidiaries	(43,367)	1,078	—	42,289	—
	(44,855)	662	(9,874)	42,289	(11,778)
Loss before income taxes and equity earnings	(44,855)	(51,173)	(3,832)	42,289	(57,571)
Income tax benefit (loss)	5,884	19,450	(2,844)		22,490
Equity in results of affiliates	—	(1,998)	(1,074)		(3,072)
Net loss	(38,971)	(33,721)	(7,750)	42,289	(38,153)
Net income attributable to noncontrolling interest	—	—	(818)	—	(818)
Net loss attributable to Molycorp stockholders	$(38,971)	$(33,721)	$(8,568)	$42,289	$(38,971)

Net loss	$(38,971)	$(33,721)	$(7,750)	$42,289	$(38,153)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(3,294)		(3,294)
Comprehensive loss	$(38,971)	$(33,721)	$(11,044)	$42,289	$(41,447)
Comprehensive loss attributable to:
Molycorp stockholders	(38,971)	(33,721)	(10,226)	42,289	(40,629)
Noncontrolling interest	—	—	(818)	—	(818)
	$(38,971)	$(33,721)	$(11,044)	$42,289	$(41,447)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	Three Months Ended March 31, 2012
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$65,266	$24,246	$(5,042)	$84,470
Costs of sales:
Costs excluding depreciation and amortization	—	(29,123)	(25,989)	5,042	(50,070)
Depreciation and amortization	—	(1,856)	(1,517)	—	(3,373)
Gross profit (loss)	—	34,287	(3,260)	—	31,027
Operating expenses:
Selling, general and administrative	37	(22,697)	(1,523)	—	(24,183)
Corporate development	(17)	(3,364)	—	—	(3,381)
Depreciation, amortization and accretion	—	(334)	(24)	—	(358)
Research and development	—	(3,571)	(79)	—	(3,650)
Operating loss	20	4,321	(4,886)	—	(545)
Other (expense) income:
Other expense	(6,578)	—	—	—	(6,578)
Foreign exchange gains, net	—	1	1,603	—	1,604
Interest income (expense), net	129	(1)	(43)	—	85
Interest income (expense) from intercompany notes	—	98	(98)	—	—
Equity loss from consolidated subsidiaries	1,642	(10,677)	—	9,035	—
	(4,807)	(10,579)	1,462	9,035	(4,889)
Loss before income taxes and equity earnings	(4,787)	(6,258)	(3,424)	9,035	(5,434)
Income tax benefit	1,309	874	—		2,183
Equity in results of affiliates	—	(227)	—		(227)
Net loss	(3,478)	(5,611)	(3,424)	9,035	(3,478)

Net loss	$(3,478)	$(5,611)	$(3,424)	$9,035	$(3,478)
Other comprehensive income:
Foreign currency translation adjustments	—	—	2,530		2,530
Comprehensive loss	$(3,478)	$(5,611)	$(894)	$9,035	$(948)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	Three Months Ended March 31, 2013
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$17,211	$(58,035)	$4,196	$—	$(36,628)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Intercompany advances made	(193,454)	—	—	193,454	—
Loans to non-guarantor	—	(1,300)	—	1,300	—
Repayments of notes receivable from non-guarantor	—	—	—	—	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(174,703)	(6,400)	—	(181,103)
Other investing activities	—	—	(90)	—	(90)
Net cash (used in) provided by investing activities	(193,454)	(179,426)	(46,490)	234,754	(184,616)
Cash flows provided from financing activities:
Repayments of debt	—	—	(11,108)	—	(11,108)
Net proceeds from sale of common stock	248,147	—	—	—	248,147
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(1,286)	—	(1,286)
Borrowings from non-guarantor	—	40,000	—	(40,000)	—
Borrowing from guarantor	—	—	1,300	(1,300)	—
Intercompany advances owed	—	182,491	10,963	(193,454)	—
Other financing activities	—	(79)	—	—	(79)
Net cash provided by (used in) financing activities	410,901	222,412	(131)	(234,754)	398,428
Effect of exchange rate changes on cash	—	—	(140)	—	(140)
Net change in cash and cash equivalents	234,658	(15,049)	(42,565)	—	177,044
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$251,218	$2,971	$150,645	$—	$404,834

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

	Three Months Ended March 31, 2012
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(3,250)	$30,777	$(11,500)	$—	$16,027
Cash flows from investing activities:
Loans to non-guarantor	—	(5,200)	—	5,200	—
Intercompany advances made	(198,544)	—	—	198,544	—
Investment in joint ventures	—	(3,836)	—	—	(3,836)
Deposits	—	(459)	—	—	(459)
Capital expenditures	—	(204,276)	(2,187)	—	(206,463)
Other investing activities	—	—	2	—	2
Net cash (used in) provided by investing activities	(198,544)	(213,771)	(2,185)	203,744	(210,756)
Cash flows provided from financing activities:
Capital contributions from stockholder	390,225	—	—	—	390,225
Repayments of short-term borrowings—related party	—	(870)	—	—	(870)
Repayments of debt	—	—	(777)	—	(777)
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Borrowing from guarantor	—	—	5,200	(5,200)	—
Intercompany advances owed	—	189,806	8,738	(198,544)	—
Other financing activities	(132)	—	—	—	(132)
Net cash provided by (used in) financing activities	387,247	188,936	13,161	(203,744)	385,600
Effect of exchange rate changes on cash	—	—	68	—	68
Net change in cash and cash equivalents	185,453	5,942	(456)	—	190,939
Cash and cash equivalents at beginning of the period	407,446	10,758	651	—	418,855
Cash and cash equivalents at end of period	$592,899	$16,700	$195	$—	$609,794

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 (Continued)

(26)	Recent Accounting Pronouncements
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
The following discussion and analysis should be read in conjunction with our March 31, 2013 unaudited Condensed Consolidated Financial Statements and related notes included herein. The disclosures in this Management's Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the restatement discussed in the Explanatory Note to this Amendment No. 1 and in Note 1A to our Condensed Consolidated Financial Statements contained elsewhere in this document.
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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Three months ended March 31, 2013 - As restated, Note 1A	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b) (d)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$14,658	$49,600	$54,678	$27,431		$—	$146,367
Intersegment	2,645	14,610	—	—		(17,255)	—
Total revenues	$17,303	$64,210	$54,678	$27,431		$(17,255)	$146,367

Depreciation, amortization and accretion	$(9,053)	$(5,537)	$(5,480)	$(2,403)	$(59)	$—	$(22,532)

Operating (loss) income	$(40,126)	$(3,306)	$6,763	$2,978	$(11,564)	$(538)	$(45,793)

(Loss) income before income taxes and equity earnings	$(39,694)	$(2,891)	$16,900	$3,731	$(35,079)	$(538)	$(57,571)

Total assets at March 31, 2013	$1,884,262	$599,389	$610,890	$111,276	$1,042,315	$(1,024,834)	$3,223,298

Capital expenditures (c)	$92,339	$2,961	$1,041	$2,931	$74	$—	$99,346

Three months ended March 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$44,478	$7,320	$18,956	$13,716		$—	$84,470
Intersegment	1,832	3,210	—	—		(5,042)	—
Total revenues	$46,310	$10,530	$18,956	$13,716		$(5,042)	$84,470

Depreciation, amortization and accretion	$(2,114)	$(315)	$(76)	$(1,202)	$(24)	$—	$(3,731)

Operating income (loss)	$17,531	$(13,537)	$145	$1,392	$(19,843)	$13,767	$(545)

Income (loss) before income taxes	$17,599	$(12,894)	$(137)	$2,230	$(25,999)	$13,767	$(5,434)

Capital expenditures (c)	$259,438	$2,501	$100	$—	$—	$—	$262,039

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
Aggregate production volume at our Resources segment was 606 mt in the first quarter of 2013, as compared to 615 mt for the first quarter of 2012. During the three months ended March 31, 2013, we expensed $20.1 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. This compares to expensing of abnormal production-related costs of $3.0 million in the first quarter of 2012. Given the lower level of production attained in the first quarter of 2013, as compared to the first quarter of 2012, period over period labor cost increases also had a negative effect on the results of operations for this segment. As of March 31, 2013, we had a total of 387 employees at our Molycorp Mountain Pass facility, as compared to 300 employees as of March 31, 2012. Staffing increases are directly related to the ramp up in employees needed to run the larger production facilities, which are in the process of coming online. We expect to return to normalized production levels as we ramp-up to an initial planned run rate of 19,050 mt of REO per year at our Molycorp Mountain Pass facility by mid-2013.
For the three months ended March 31, 2013, our operating income at the Resources segment was further reduced by $19.2 million of total inventory write-down, as compared to an inventory write-down of $6.6 million in the corresponding prior period. The deterioration in REEs prices described above, combined with a lower inventory turnover caused by the current conservative purchasing pattern of our customers, led to this higher inventory write-down in the first quarter of 2013.
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
Selling, General and Administrative Expenses
Our consolidated selling, general and administrative expenses, including stock-based compensation, were $26.5 million and $24.2 million for the three months ended March 31, 2013 and 2012, respectively.
In the first quarter of 2013, we took a number of actions throughout the organization as part of our continuing effort to contain costs and increase the efficiency of our operations. As a result, we reduced a portion of our workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million in our Corporate segment. As of March 31, 2013, none of these severance benefits were paid. The remainder will be paid over 11 months from March 31, 2013. Starting in the latter part of fiscal 2011 and all through fiscal 2012, there was a significant deterioration in prices of rare earth products. In addition, delays in ramping up our Molycorp Mountain Pass facility to its initial planned annual run rate in 2012 deferred our ability to enter into longer-term contracts and generate the anticipated synergies, including positive cash flows, expected from the Molycorp Canada acquisition, which we completed in June 2012. Although our long-term strategy remains in place, such as achieving full-scale commercial production at our Molycorp Mountain Pass facility in 2013 and targeting the downstream markets that we believe have the potential for stronger rare earth products demand later in 2013, the weaker-than-expected financial performance of the last few quarters, attributable mainly to the operational and economic factors described above, required us to make certain adjustments to our short-term strategy to conserve cash and minimize costs.

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
Capital Investments
We expect capital expenditures for the modernization and expansion efforts and certain other capital projects at our Molycorp Mountain Pass Rare Earth facility to total approximately $1.54 billion. This updated projection includes certain expenditures that are expected to be deferred until 2014, including discretionary expenditures required only to expand production beyond the initial planned annual run rate of 19,050 metric tons of REO, if and when market demand, product pricing, capital availability and financial returns will justify such production. Of the $1.54 billion projected capital expenditures, we had spent approximately $1.30 billion on a cash basis through June 30, 2013, excluding capitalized interest.
As of June 30, 2013, we estimate cash expenditures totaling approximately $150 million through December 31, 2013 and approximately $85 million in 2014 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at our Molycorp Mountain Pass facility. Additionally, we expect to spend approximately $17 million on other maintenance and expansion capital expenditures across all operating segments during the second half of 2013, the majority of which is discretionary.
Other cash requirements for the remainder of 2013 include the final payment of approximately $6.0 million to the noncontrolling shareholder of our majority owned Jiangyin Jia Hua Advanced Materal Resources Co. Ltd. facility in Jiangyin, China, and preferred stock dividend payments of approximately $5.6 million, if and after they are declared by our Board of Directors to be paid in cash.

Liquidity and Capital Resources
Given the combination of ramping up toward the initial planned run rate of 19,050 mt of REO per year at our Molycorp Mountain Pass facility and the declining pricing environment of rare earth elements, or "REEs", we anticipate significantly lower than previously expected revenues and cash flow from operations through the remainder of 2013.
We plan to fund our capital expenditures primarily from our consolidated cash balances of $264.2 million as of June 30, 2013, and cash generated from operations. While our cash balances as of June 30, 2013 will fund a substantial portion of these capital needs, the full funding of our planned capital expenditures continues to be dependent on (i) our cost estimates for capital expenditures being accurate, (ii) our ability to ramp up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without delays, (iii) our ability to generate sufficient cash flow from our operating segments, under variable market conditions that continue to be weaker than anticipated, to meet other cash needs (we estimate that a 15% drop in market prices for all REEs would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $8 million and that a 15% drop in volumes would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $30 million), (iv) our ability to sell our entire production of REO and (v) the absence of any payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and it may need additional financing.
In addition to the remaining capital expenditures at our Molycorp Mountain Pass facility and other operating facilities, we expect to fund our working capital and other cash requirements, with our available cash balances of $264.2 million at June 30, 2013, anticipated future cash flow from operations at certain segments and potential proceeds from from revolving credit facilities, equity issuance, and lease and loan financing for certain equipment that we are currently pursuing in our normal process of properly managing our cash and working capital requirements.
There can be no assurance that we will be successful in securing access to additional cash proceeds through the revolving credit facilities or other forms of financing that we are currently pursuing on commercially acceptable terms, or at all. Accordingly, if necessary, we believe we have the ability to curtail capital expenditures and revise our current business plan to the extent necessary to preserve adequate liquidity sufficient to sustain operations.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
In our Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed on May 9, 2013, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, were effective as of March 31, 2013. In connection with the restatement of the unaudited condensed consolidated financial statements for the three months ended March 31, 2013 as discussed in Part I. Financial Information, Notes to Condensed Consolidated Financial Statements, Note 1A - Restatement, a re-evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the operation of our disclosure controls and procedures as of March 31, 2013. Based on that re-evaluation and in light of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Sufficient complement of accounting and financial reporting personnel
As of March 31, 2013, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. This limited our ability, in certain areas, to ensure the necessary consistent communication, reinforcement, and application of accounting policies to make appropriate accounting adjustments and disclosure decisions and resulted in ineffective review of certain reconciliations and journal entries and errors in recording transactions in the financial records. This material weakness contributed to the adjustments identified in Part I. Financial Information, Notes to Condensed Consolidated Financial Statements, Note 1A - Restatement of our unaudited condensed consolidated financial statements for the three month period ended March 31, 2013.
In light of the material weakness as of March 31, 2013 described above, we re-evaluated our conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2012. During our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, we identified certain deficiencies that were not considered to be a material weakness, either individually or in the aggregate. Given the subsequent identification of a material weakness for the quarter ended March 31, 2013, we now consider certain control deficiencies identified as of December 31, 2012 to be a material weakness when considered in the aggregate. As of December 31, 2012, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. This limited our ability, in certain areas, to ensure the necessary consistent communication, reinforcement, and application of accounting policies to make appropriate accounting adjustments and disclosure decisions and resulted in ineffective review of certain reconciliations and journal entries and errors in recording transactions in the financial records.
The control deficiency described above could result in a material misstatement to the annual consolidated financial statements and disclosures or additional material misstatements to the interim consolidated financial statements and disclosures that would not be prevented or detected. No additional material misstatements of the Company's historical annual or interim consolidated financial statements and disclosures have been identified.
Remediation plan
In response to the material weakness described above, our management, with oversight from our Audit and Ethics Committee, is dedicating appropriate resources to remediate such material weakness. Until the remediation steps set forth below are fully implemented, the material weakness described above will continue to exist.
Management is taking the following actions to remediate the material weakness related to our complement of accounting and financial reporting personnel described above:

•
Re-training the accounting staff at our Mountain Pass operation on the performance of controls for the preparation, execution and review of the calculation of inventory and costs of sales, and controls that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;

•	Replacing the Operations Controller at our Mountain Pass operation; and

•
Supplementing our accounting department with personnel having an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, and training them on our control procedures that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed.

Inherent limitations of internal controls
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Exclusion from our assessment of the effectiveness of our internal control over financial reporting

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

MOLYCORP, INC.

August 14, 2013	By:	/s/ Constantine E. Karayannopoulos
Constantine E. Karayannopoulos President and Chief Executive Officer (Principal Executive Officer)

August 14, 2013	By:	/s/ Michael F. Doolan
Michael F. Doolan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	*
Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) for the quarterly period ended June 30, 2012)

3.2	*
Bylaws of Molycorp, Inc., amended as of August 3, 2010 (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.’s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010

4.1	**	Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee (including Form of Note)
10.1	*
Share Lending Agreement, dated as of January 24, 2013, by and between the Company, as Lender, and Morgan Stanley Capital Services LLC, as Borrower (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 30, 2013)

10.2	**	Amended severance policy for senior management in certain salary grades who are not also parties to an employment agreement with the Company, dated March 7, 2013
10.3	**	Separation Agreement and General Release, dated March 22, 2013, between Molycorp, Inc. and John F. Ashburn, Jr.
10.4	**	Consulting Agreement, dated March 22, 2013, between Molycorp, Inc. and John F. Ashburn, Jr.
10.5	**	Separation Agreement and General Release, dated March 22, 2013, between Molycorp, Inc. and John L. Burba, PhD
10.6	**	Consulting Agreement, dated March 22, 2013, between Molycorp, Inc. and John L. Burba, PhD
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	**	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Previously filed as indicated and incorporated herein by reference.
**		Previously filed.