Form 10-Q
period 2013-06-30
Molycorp, Inc.
filed 2013-08-14
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2013, the registrant had 188,607,514 shares of common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLYCORP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
		(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$264,162	$227,790
Trade accounts receivable, net (Note 4)	51,117	52,430
Inventory (Note 5)	213,733	287,376
Deferred charges (Note 15)	5,107	9,412
Deferred tax assets (Note 15)	9,079	9,789
Income tax receivable	20,296	25,087
Prepaid expenses and other current assets	21,168	21,794
Total current assets	584,662	633,678
Non-current assets:
Deposits (Note 6)	26,632	26,769
Property, plant and equipment, net (Note 7)	1,713,258	1,544,304
Inventory (Note 5)	24,663	26,096
Intangible assets, net (Note 9)	430,596	450,938
Investments	61,082	64,036
Deferred tax assets (Note 15)	—	—
Goodwill (Note 9)	239,742	239,742
Other non-current assets	6,547	6,972
Total non-current assets	2,502,520	2,358,857
Total assets	$3,087,182	$2,992,535

	June 30, 2013	December 31, 2012
		(Revised)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$104,981	$241,994
Accrued expenses (Note 12)	45,357	59,013
Income tax payable	10,971	15,267
Deferred tax liabilities (Note 15)	55	—
Debt and capital lease obligations (Note 14)	14,638	39,604
Other current liabilities	5,639	3,539
Total current liabilities	181,641	359,417
Non-current liabilities:
Asset retirement obligation (Note 13)	15,161	18,586
Deferred tax liabilities (Note 15)	134,617	160,675
Debt and capital lease obligations (Note 14)	1,348,990	1,188,832
Derivative liability (Note 23)	6,660	7,816
Pension liabilities (Note 24)	3,384	3,292
Other non-current liabilities	2,287	2,659
Total non-current liabilities	1,511,099	1,381,860
Total liabilities	$1,692,740	$1,741,277
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at June 30, 2013 (Note 16)	189	139
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2013 (Note 16)	2	2
Additional paid-in capital	1,947,983	1,691,429
Accumulated other comprehensive loss	(12,065)	(9,433)
Accumulated deficit	(576,237)	(466,091)
Total Molycorp stockholders’ equity	1,359,872	1,216,046
Noncontrolling interests	34,570	35,212
Total stockholders’ equity	1,394,442	1,251,258
Total liabilities and stockholders’ equity	$3,087,182	$2,992,535

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$136,862	$104,577	$283,229	$189,047
Costs of sales:
Costs excluding depreciation and amortization	(136,792)	(103,569)	(273,386)	(153,641)
Depreciation and amortization	(18,574)	(5,081)	(32,883)	(8,452)
Gross profit (loss)	(18,504)	(4,073)	(23,040)	26,954
Operating expenses:
Selling, general and administrative	(25,807)	(23,070)	(52,321)	(47,253)
Corporate development	(73)	(14,925)	(188)	(18,305)
Depreciation, amortization and accretion	(8,293)	(2,279)	(16,516)	(2,637)
Research and development	(6,506)	(6,049)	(12,911)	(9,699)
Impairment of goodwill and other long-lived assets	(377)	—	(377)	—
Operating loss	(59,560)	(50,396)	(105,353)	(50,940)
Other (expense) income:
Other income (expense)	1,827	(30,980)	2,086	(37,558)
Foreign exchange gain (loss), net	1,667	(2,789)	1,278	(1,185)
Interest expense, net of capitalized interest	(14,869)	(9,805)	(26,518)	(9,720)
	(11,375)	(43,574)	(23,154)	(48,463)
Loss before income taxes and equity earnings	(70,935)	(93,970)	(128,507)	(99,403)
Income tax benefit	3,530	27,303	26,021	29,485
Equity in results of affiliates	(3,284)	(257)	(6,356)	(484)
Net loss	(70,689)	(66,924)	(108,842)	(70,402)
Net income attributable to noncontrolling interest	(486)	(680)	(1,304)	(680)
Net loss attributable to Molycorp stockholders	$(71,175)	$(67,604)	$(110,146)	$(71,082)

Net loss	$(70,689)	$(66,924)	$(108,842)	$(70,402)
Other comprehensive income:
Foreign currency translation adjustments	662	(4,221)	(2,632)	(1,691)
Comprehensive loss	$(70,027)	$(71,145)	$(111,474)	$(72,093)
Comprehensive loss attributable to:
Molycorp stockholders	(69,541)	(70,465)	(110,170)	(71,413)
Noncontrolling interest	(486)	(680)	(1,304)	(680)
	$(70,027)	$(71,145)	$(111,474)	$(72,093)
Loss per share of common stock (Note 17):
Basic	$(0.44)	$(0.71)	$(0.72)	$(0.82)
Diluted	$(0.44)	$(0.71)	$(0.72)	$(0.82)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2012 (Revised)	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258
Stock-based compensation (Note 18)	1,156	—	—	—	794	—	—	794	—	794
Component of convertible debt (Note 14)	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares (Note 16)	13,483	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures (Note 14)	2,358	—	—	—	49	—	—	49	—	49
Issuance of Primary Shares (Note 16)	43,125,000	43	—	—	248,097	—	—	248,140	—	248,140
Issuance of Borrowed Shares (Note 16)	6,666,666	7	—	—	—	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(110,146)	(110,146)	1,304	(108,842)
Preferred dividends	—	—	—	—	(5,693)	—	—	(5,693)	—	(5,693)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,946)	(1,946)
Other comprehensive loss	—	—	—	—	—	(2,632)	—	(2,632)	—	(2,632)
Balance at June 30, 2013	188,582,201	$189	2,070,000	$2	$1,947,983	$(12,065)	$(576,237)	$1,359,872	$34,570	$1,394,442

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2011	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230
Stock-based compensation (Note 18)	—	—	—	—	2,484	—	—	2,484	—	2,484
Issuance of shares for investment from Molymet, net of stock issuance costs	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Issuance of shares for interest in Molycorp Canada	13,545,426	14	—	—	284,130	—	—	284,144	15,761	299,905
Component of convertible debt	—	—	—	—	3,105	—	—	3,105	—	3,105
Net (loss) income	—	—	—	—	—	—	(71,082)	(71,082)	680	(70,402)
Preferred dividends	—	—	—	—	(5,693)	—	—	(5,693)	—	(5,693)
Other comprehensive loss	—	—	—	—	—	(1,691)	—	(1,691)	—	(1,691)
Fair value step-up of noncontrolling interests (Note 11)	—	—	—	—	—	—	—	—	34,982	34,982
Balance at June 30, 2012	109,941,469	$110	2,070,000	$2	$1,512,654	$(10,172)	$(56,004)	$1,446,590	$51,423	$1,498,013

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(108,842)	$(70,402)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	49,399	11,089
Deferred income tax benefit	(29,496)	(12,131)
Inventory write-downs	47,958	26,106
Release of inventory step-up value	3,499	8,361
Stock-based compensation expense	794	1,900
Allowance for doubtful accounts	—	2,500
Foreign exchange loss	667	1,214
Equity in results of affiliates	6,356	484
Other operating adjustments	(1,513)	33
Net change in operating assets and liabilities (Note 22)	(42,863)	(33,535)
Net cash used in by operating activities	(74,041)	(64,381)
Cash flows from investing activities:
Cash paid in connection with acquisition, net of cash acquired	—	(591,011)
Investment in joint ventures	(3,423)	(14,805)
Deposits	—	(488)
Capital expenditures	(264,726)	(403,932)
Other investing activities	(224)	2
Net cash used in investing activities	(268,373)	(1,010,234)
Cash flows from financing activities:
Capital contributions	—	390,225
Repayments of debt	(27,283)	(2,188)
Net proceeds from sale of common stock	248,150	—
Net proceeds from sale of Senior Notes	—	635,373
Issuance of 5.50% Convertible Notes	165,600	—
Payments of preferred dividends	(5,693)	(5,693)
Proceeds from debt	—	9,745
Dividend paid to noncontrolling interests	(1,946)	—
Other financing activities	(360)	(2,394)
Net cash provided by financing activities	378,468	1,025,068
Effect of exchange rate changes on cash	318	(46)
Net change in cash and cash equivalents	36,372	(49,593)
Cash and cash equivalents at beginning of the period	227,790	418,855
Cash and cash equivalents at end of period	$264,162	$369,262

Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$(108,861)	$93,446

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

(1)	Basis of Presentation

Molycorp, Inc. (“Molycorp” or the “Company”) is one of the world's leading global rare earth companies, and the only one that operates a vertically integrated, global supply chain that combines a world-class rare earth resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium. The Company's vertically integrated, global manufacturing supply chain is comprised of a workforce of approximately 2,650 scientists, engineers, chemists, technologists, and highly skilled workers in 27 locations across 11 countries. Molycorp's vertical integration allows it to operate multiple product supply chains, serve as a highly reliable supplier of advanced rare earth and rare metal materials, and provide price visibility to customers worldwide.

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at June 30, 2013, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

    The Company exited development stage status in the second quarter of 2012. At that time, its planned principal operations at the Molycorp Mountain Pass facility had effectively commenced with the transition to production from recently-mined rare earth ore, and the Company's revenues began to significantly increase as a result of the acquisition of Molycorp Canada (see Note 11).

(2)	Liquidity and Capital Requirements
Total capital expenditures for the modernization and expansion efforts and certain other capital projects at the Molycorp Mountain Pass Rare Earth Facility (the "Molycorp Mountain Pass facility") are expected to total approximately $1.54 billion. This updated projection includes certain expenditures that are expected to be deferred until 2014, including discretionary expenditures required only to expand production beyond the Molycorp Mountain Pass facility's designed capacity of 19,050 metric tons ("mt") of rare earth oxides ("REO"), if and when market demand, product pricing, capital availability and financial returns will justify such production. Of the $1.54 billion projected capital expenditures, the Company had spent approximately

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

$1.30 billion on a cash basis through June 30, 2013, excluding capitalized interest.
As of June 30, 2013, the Company estimates cash expenditures totaling approximately $150 million through December 31, 2013 and approximately $85 million in 2014 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at the Molycorp Mountain Pass facility. Additionally, the Company expects to spend approximately $17 million on other maintenance and expansion capital expenditures across all operating segments during the second half of 2013, some of which is discretionary.
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
Given the combination of ramping up toward the designed capacity of 19,050 mt of REO per year at the Molycorp Mountain Pass facility, and the declining pricing environment of rare earth elements ("REEs"), the Company anticipates significantly lower than previously expected revenues and cash flow from operations through the remainder of 2013.
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
There can be no assurance that the Company will be successful in securing access to additional cash proceeds through the revolving credit facilities or other forms of financing that it is currently pursuing on commercially acceptable terms, or at all. Accordingly, if necessary, the Company believes it has the ability to curtail capital expenditures and revise its current business plan to the extent necessary to preserve adequate liquidity sufficient to sustain operations.

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

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

The asset retirement obligation is recognized only within the Resources segment. In addition, the annual profit earned from the Estonian operations is not taxed in Estonia. In accordance with the Estonian Income Tax Act, only the distribution of annual profit is subject to income tax in Estonia. Intersegment sales and transfers are based on similar arms-length transactions with third parties at the time of the sale.
Prior to the third quarter of 2012, the basis of segmentation of the Company's activities was the location of its operations. As a result of the changes in the composition of the Company's reportable segments discussed above, the prior period reporting segments presentation has been revised for comparative purposes.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

Three months ended June 30, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$10,922	$34,789	$66,114	$25,037		$—	$136,862
Intersegment	6,665	6,692	—	—		(13,357)	—
Total revenues	$17,587	$41,481	$66,114	$25,037		$(13,357)	$136,862
Depreciation, amortization and accretion	$(11,629)	$(5,589)	$(7,422)	$(2,170)	$(57)	$—	$(26,867)
Operating (loss) income	$(40,404)	$(15,174)	$10,638	$(3,381)	$(9,953)	$(1,286)	$(59,560)
(Loss) income before income taxes and equity earnings	$(39,215)	$(14,019)	$10,898	$129	$(27,442)	$(1,286)	$(70,935)
Total assets at June 30, 2013	$1,953,529	$590,582	$606,813	$104,002	$912,660	$(1,080,404)	$3,087,182
Capital expenditures (c)	$55,693	$1,138	$411	$719	$93	$—	$58,054

Three months ended June 30, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$16,533	$39,019	$31,532	$17,493		$—	$104,577
Intersegment	400	726	—	—		(1,126)	—
Total revenues	$16,933	$39,745	$31,532	$17,493		$(1,126)	$104,577
Depreciation, amortization and accretion	$(2,594)	$(1,419)	$(1,877)	$(1,399)	$(29)	$(42)	$(7,360)
Operating (loss) income	$(17,158)	$(10,475)	$(3,107)	$478	$(30,436)	$10,302	$(50,396)
Loss before income taxes	$(17,137)	$(11,970)	$(3,460)	$(1,375)	$(70,330)	$10,302	$(93,970)
Capital expenditures (c)	$228,787	$2,627	$832	$2,627	$—	$—	$234,873

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

Six months ended June 30, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a) (d)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$25,580	$84,389	$120,792	$52,468		$—	$283,229
Intersegment	9,310	21,302	—	—		(30,612)	—
Total revenues	$34,890	$105,691	$120,792	$52,468		$(30,612)	$283,229
Depreciation, amortization and accretion	$(20,682)	$(11,127)	$(12,901)	$(4,573)	$(116)	$—	$(49,399)
Operating (loss) income	$(80,529)	$(18,480)	$17,401	$(403)	$(21,518)	$(1,824)	$(105,353)
(Loss) income before income taxes and equity earnings	$(78,908)	$(16,911)	$27,798	$3,860	$(62,522)	$(1,824)	$(128,507)
Capital expenditures (c)	$148,032	$4,099	$1,453	$3,649	$167	$—	$157,400

Six months ended June 30, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$61,011	$46,339	$50,488	$31,209		$—	$189,047
Intersegment	2,232	3,936	—	—		(6,168)	—
Total revenues	$63,243	$50,275	$50,488	$31,209		$(6,168)	$189,047
Depreciation, amortization and accretion	$(4,708)	$(1,734)	$(1,953)	$(2,599)	$(53)	$(42)	$(11,089)
Operating income (loss)	$373	$(24,012)	$(2,963)	$1,870	$(50,277)	$24,069	$(50,940)
Income (loss) before income taxes and equity earnings	$462	$(24,863)	$(3,596)	$855	$(96,330)	$24,069	$(99,403)
Capital expenditures (c)	$488,225	$3,878	$932	$3,877	$—	$—	$496,912

(a)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total corporate assets is comprised primarily of cash and cash equivalents and deferred tax assets.

(b)
The net elimination in operating results includes costs of sales eliminations of $12,071 and $28,788 for the three and six months ended June 30, 2013, respectively, and $11,470 and $30,279 for the three and six months ended June 30, 2012, respectively. Costs of sales eliminations consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(c)	On an accrual basis excluding capitalized interest.

(d)	In the first quarter 2013, the Corporate segment included severance charges of $2,100. See Note 24 for details.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

(4)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. At June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $2.6 million.

(5)	Inventory
At June 30, 2013 and December 31, 2012, inventory consisted of the following:

	June 30, 2013	December 31, 2012
Current:	(In thousands)
Concentrate stockpiles	$6,304	$6,393
Raw materials	63,251	95,248
Work-in-process	43,442	55,229
Finished goods	80,586	114,903
Materials and supplies	20,150	15,603
Total current	$213,733	$287,376
Long-term:
Concentrate stockpiles	$4	$4
Raw materials	24,659	26,092
Total long-term	$24,663	$26,096
Assessment of normal production levels
The Company performs an assessment of normal production levels on a quarterly basis. As a result, it expenses a portion of its production costs that, assuming the Company had been operating at normal production ranges, would have been allocated to inventory. For the three months ended June 30, 2013 and 2012, the Company excluded from inventory, and expensed, $25.5 million and $2.4 million, respectively, and $47.5 million and $5.4 million for the six months ended June 30, 2013 and 2012, respectively.
Write-downs of inventory
As a result of production or purchase costs in excess of net realizable value, the Company recognized write-downs of finished goods and work-in-process inventory of $21.4 million and $19.5 million for the three months ended June 30, 2013 and 2012, respectively, and $41.1 million and $26.1 million for the six months ended June 30, 2013 and 2012, respectively. In addition, due to slow moving inventory and adjustments to estimated REO quantities, the Company recognized write-downs of stockpile inventory totaling $4.5 million and zero for the three months ended June 30, 2013 and 2012, respectively, and $6.9 million and zero for the six months ended June 30, 2013 and 2012, respectively. The level within the fair value hierarchy in which the write-downs of inventory are included is the significant other observable inputs—Level 2.
Subject to certain exceptions, substantially all of the property and assets of the Company are pledged as collateral for some of the Company's indebtedness, as further discussed in Note 14.

(6)	Deposits
The Company had $26.6 million and $26.8 million in deposits reported as non-current assets at June 30, 2013 and December 31, 2012, respectively. The deposits at June 30, 2013 consisted of $20.6 million under an escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company, $1.5 million related to the Company’s construction insurance program, and $4.5 million comprised primarily of collateral placed against the surety bonds issued to California state and regional agencies for the closure and reclamation obligations at the Molycorp Mountain Pass facility.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

(7)    Property, Plant and Equipment, net
The Company capitalized expenditures of $77.4 million and $244.4 million for the three months ended June 30, 2013 and 2012, respectively, and $198.2 million and $510.2 million for the six months ended June 30, 2013 and 2012, respectively. The majority of these capital expenditures related to the expansion and modernization efforts, and certain other capital projects, at the Molycorp Mountain Pass facility. These amounts include capitalized interest of $19.3 million and $9.5 million for the three months ended June 30, 2013 and 2012, respectively, and $40.8 million and $13.3 million for the six months ended June 30, 2013 and 2012, respectively.
At June 30, 2013 and December 31, 2012, property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Land	$12,363	$12,475
Land improvements	68,903	63,269
Buildings and improvements	402,517	237,379
Plant and equipment	287,768	194,934
Vehicles	2,912	2,842
Computer software	9,607	9,528
Furniture and fixtures	1,115	1,116
Construction in progress (a)	939,333	1,011,541
Natural gas delivery facility under capital lease	15,658	15,658
Mining equipment under capital lease	5,135	—
Mineral properties	24,174	24,327
Exploration rights	16,170	16,166
Property, plant and equipment at cost	1,785,655	1,589,235
Less accumulated depreciation	(72,397)	(44,931)
Property, plant and equipment, net	$1,713,258	$1,544,304

(a)	Represents costs incurred at the Molycorp Mountain Pass facility and all other capital projects. See Note 2.
The amortization of assets recorded under capital leases is included with depreciation expense in the condensed consolidated statements of operations and comprehensive income.

Subject to certain exceptions, substantially all of the property and assets of the Company are pledged as collateral for some of the Company's indebtedness, as further discussed in Note 14.

(8)	Mineral Properties, Development Costs and Exploration Rights
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work associated with the Molycorp Mountain Pass facility, all of which are capitalized. The Company began depleting mineral properties in 2012 using the units of production method over estimated proven and probable reserves that were stated in an updated reserve report dated January 4, 2012. For the three and six months ended June 30, 2013 and 2012, the Company capitalized a nominal amount of depletion costs in work-in-process inventory related to the reserves that were mined and crushed during the corresponding periods.
Exploration rights represent acquired rights to explore properties that are believed to potentially contain mineral deposits.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

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

	December 31, 2012		Additional impairment	June 30, 2013
	Reported	Adjustment
	(In thousands)
Chemicals and Oxides	$125,229	$16,132	$(16,132)	$125,229
Magnetic Materials and Alloys	102,808	16,716	(16,716)	102,808
Rare Metals	11,705	(1,232)	1,232	11,705
Total	$239,742	$31,616	$(31,616)	$239,742
At June 30, 2013 and December 31, 2012, other intangible assets consisted of the following:

	Customer relationships	Rare earth quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount	(In thousands)
At December 31, 2012	$344,774	78,300	33,252	$15,586	3,568	4,420	$479,900
Foreign currency translation adjustment	(269)	—	—	—	—	—	(269)
At June 30, 2013	$344,505	$78,300	$33,252	$15,586	$3,568	$4,420	$479,631

Amortization
At December 31, 2012	$14,095	4,035	9,365	$1,152	66	249	$28,962
Adjustments		—	—	(873)	—	—	(873)
Amortization	10,359	3,459	6,707	32	81	308	20,946
At June 30, 2013	24,454	7,494	16,072	311	147	557	49,035
Net book value	$320,051	$70,806	$17,180	$15,275	$3,421	$3,863	$430,596
    At June 30, 2013, trade names included indefinite-lived intangible assets with a gross carrying amount of $14.8 million. During the first quarter of 2013, the Company reversed an immaterial prior period amortization related to these assets as part of certain measurement period adjustments associated with the acquisition of Molycorp Canada.
Total amortization expense of all other intangible assets during the six months ended June 30, 2012 was $2.7 million.

(10)	Investments
Boulder Wind Power, Inc.
On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power, Inc. Series B convertible preferred stock, which is accounted for at cost. At June 30, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

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
Molycorp accounts for this investment under the equity method because it has the ability to exercise significant influence over the operating and financial policies of IMJ, as evidenced by Molycorp’s ownership share and its proportional voting rights and representation in the Board of Directors of IMJ. The condensed consolidated statements of operations and comprehensive income for the three months ended June 30, 2013 and 2012 include a loss of $1.6 million and $0.2 million, respectively, associated with this equity method interest. For the six months ended June 30, 2013 and 2012, the loss from the investment in IMJ was $3.6 million and $0.6 million, respectively.
Molycorp Canada Investments
As a result of the acquisition of Molycorp Canada in June 2012, Molycorp acquired the following investments:

•
25% ownership interest in Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), a company that converts REO into metals for use in Neo Powders™. The purchase allocation attributable to this investment at the time of the acquisition was $12.2 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Keli, as evidenced by Molycorp’s ownership share and its proportional voting rights. The condensed consolidated statements of operations and comprehensive income include a loss associated with this equity method ownership interest of $1.4 million for the three months ended June 30, 2013, a gain of $0.3 million for the period from June 12, 2012 to June 30, 2012, and a loss of $2.4 million for the six months ended June 30, 2013.

•
33% ownership interest in Toda Magnequench Magnetic Materials Co. Ltd. (“TMT”), a company that produces rare earth magnetic compounds with Neo Powders™ supplied by Magnequench (Tianjin) Company Limited in its normal course of business. The purchase allocation attributable to this investment at the time of the acquisition was $1.6 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of TMT, as evidenced by Molycorp’s ownership share and its proportional voting rights. The results of operations associated with this equity method investment were nominal in the current and prior year interim periods.

•
50% ownership interest in Ingal Stade GmbH (“Ingal Stade”), a joint venture facility in Stade, Germany, which extracts gallium metal from alumina smelter bayer liquor with purity level of 5N (99.999%) or higher. The purchase allocation attributable to this investment at the time of the acquisition was $4.9 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Ingal Stade, as evidenced by Molycorp’s ownership share and its proportional voting rights. The results of operations associated with this equity method investment were nominal in the current and prior year interim periods.

•
19.5% ownership interest in Atlantic Metals & Alloys, LLC, a company that provides refining services for residues and scrap of the rare and platinum group metals. The purchase allocation attributable to this investment at the time of the acquisition was $1.4 million. Molycorp accounts for this ownership interest under the cost method. At June 30, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

•
7% ownership interest in Vive Crop Protection, a company that specializes in the formulation of active ingredients used in crop protection. The purchase allocation attributable to this investment at the time of the acquisition was $0.9 million. Molycorp accounts for this ownership interest under the cost method. At June 30, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

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
The consideration paid to Molycorp Canada's former shareholders was comprised of approximately $908.2 million in cash, exclusive of realized losses on the contingent forward contract to purchase $870.0 million Canadian dollars, accounted for as a separate transaction apart from the business combination, as further discussed in Note 23. Additionally, 13,545,426 shares of Molycorp common stock and 507,203 Exchangeable Shares were issued and collectively valued at $284.1 million based on the closing price of the Company's common stock on the acquisition date in accordance with the relevant accounting guidance. The Exchangeable Shares have no par value.
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
June 30, 2013 (Continued)

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

Goodwill associated with the acquisition of Molycorp Canada arose primarily because of Molycorp Canada's proven leadership in the development, processing, and distribution of technically advanced rare earth products; greater exposure to the world’s largest and fastest-growing rare earths consuming market, China; deferred tax liabilities; and expected synergies that do not qualify for separate recognition. The goodwill is not amortized and is not deductible for tax purposes. During the fourth quarter of 2012, after giving effect to the final purchase price adjustments as noted above, the Company recognized a goodwill impairment of $287.9 million, and an impairment of patents recorded under the Magnetic Materials and Alloys segment of $6.0 million.
The revenues, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2012, were as follows:

(In thousands, except per share amounts)	Revenues	Net Income (Loss)	Net Income (Loss) Attributable To Molycorp	EPS Basic
Unaudited pro forma April 1, 2012 to June 30, 2012 (combined entity)	$260,542	$(59,519)	$(62,114)	$(0.60)
Unaudited pro forma January 1, 2012 to June 30, 2012 (combined entity)	$523,865	$(59,079)	$(63,466)	$(0.63)
The unaudited pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition of Molycorp Canada had taken place on January 1, 2012. The unaudited pro forma revenues, earnings and earnings

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

per share of the combined entity above are adjusted: a) to eliminate the effect of sales and costs that occurred previous to the business combination between the Company and Molycorp Canada; b) to reflect the net incremental depreciation and amortization expense as a result of the allocation of the purchase price to certain depreciable and amortizable assets with useful lives ranging from two to 30 years; c) the tax effect of unaudited pro forma adjustments using the Molycorp federal, state and international statutory tax rates based on the applicable tax jurisdictions; and d) the estimated net increase of interest expense associated with the issuance of the Company's Senior Notes (as defined below) as part of the acquisition. The unaudited pro forma earnings of the combined entity for the three and six months ended June 30, 2012, were also adjusted to exclude $103.9 million and $114.7 million, respectively, of non-recurring direct transaction costs. The weighted average number of shares outstanding utilized in the EPS basic calculation have been adjusted to reflect the additional shares issued pursuant to the acquisition of Molycorp Canada and the Molibdenos y Metales S.A. equity financing.
For the three and six months ended June 30, 2012, the Company recognized approximately $52.8 million and $61.6 million, respectively, of transaction costs related to the acquisition of Molycorp Canada.

(12)	Accrued Expenses
Accrued expenses at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Defined contribution plan	$985	$1,400
Professional fees	157	4,971
Accrued payroll and related benefits	5,877	7,532
Sales and use tax	3,913	7,187
Bonus accrual	2,673	3,503
Interest payable	18,696	15,253
Advance from customer	134	1,753
Withholding taxes	2,343	2,929
Amount payable to noncontrolling shareholder	6,004	9,640
Other accrued expenses	4,575	4,845
Total accrued expenses	$45,357	$59,013

(13)	Asset Retirement Obligation
The following table presents the activity in the Company’s asset retirement obligation for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six months ended June 30, 2013	Year Ended December 31, 2012
	(In thousands)
Balance at beginning of period	$22,125	$15,541
Obligations settled	(2,013)	(2,954)
Accretion expense	688	1,299
Revisions in estimated cash flows	—	7,872
Loss on settlement	—	367
Balance at end of period	$20,800	$22,125

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

The balances above for the six months ended June 30, 2013 and the year ended December 31, 2012 include a short-term portion of $5.6 million and $3.5 million, respectively, which were recorded under other current liabilities.
During 2012, the Company increased its projected asset retirement obligation cash flows by approximately $7.9 million, of which $3.8 million related to the addition of new processing facilities at its Molycorp Mountain Pass facility and $4.1 million related to revised estimates for the demolition and reclamation of the old mill and mineral recovery areas at the same facility.
The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At June 30, 2013, the Company had financial assurance requirements of $28.8 million, which were satisfied with surety bonds placed with California state and regional agencies.

(14)	Debt and Capital Lease Obligations
The following table provides a summary of the current and non-current portions of Molycorp's debt outstanding at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Current	Non-Current	Current	Non-Current
	(In thousands)
Bank loans due September 2013 - September 2017	$13,024	$3,343	$39,252	$4,118
3.25% Convertible Notes, net of discount, due June 2016	—	202,790	—	198,689
6.00% Convertible Notes, net of discount, due June 2017	—	339,179	—	331,977
5.00% Debentures, net of discount, due December 2017	—	2,507	—	2,774
5.50% Convertible Notes, net of discount, due February 2018	—	145,738	—	—
10% Senior Secured Notes, net of discount, due June 2020	—	636,756	—	636,111
Total debt	13,024	1,330,313	39,252	1,173,669

Capital lease obligations	1,614	18,677	352	15,163
Total debt and capital lease obligations	$14,638	$1,348,990	$39,604	$1,188,832
Weighted average interest rate on the bank loans was 4.23% and 3.57% at June 30, 2013 and December 31, 2012, respectively.
Scheduled minimum debt repayments, excluding capital lease obligations, are $12.3 million for the remainder of 2013, $1.5 million in 2014, $1.4 million in 2015, $230.8 million in 2016, $416.9 million in 2017 and $823.0 million thereafter.
In May 2013, the Company entered into five capital lease agreements, each with a term of 48 months, for the use of certain mining equipment at its Molycorp Mountain Pass facility. The aggregate amount of future minimum lease payments on these new capital lease arrangements was $5.6 million at inception of the leases, which included a nominal amount of executory costs and imputed interest of $0.5 million.
At June 30, 2013, future minimum capital lease payments, comprised of the capital leases entered into in May 2013 and a capital lease entered into during the second quarter of 2012, were $51.1 million, in the aggregate. Of this amount, $3.2 million is due in the remainder of 2013, $6.5 million is due in each of the three succeeding fiscal years, $5.6 million is due in the fifth year, and $22.8 million is due thereafter. The aggregate amount of future minimum lease payments at June 30, 2013 included total executory costs of $1.8 million and imputed interest of $29.0 million.
During the first half of 2013, holders of $0.3 million aggregate principal amount of the Debentures elected to convert their notes at the same pro-ration of cash and shares consideration as if such holders had converted immediately prior to the acquisition of Molycorp Canada. As a result of this conversion, the Company paid a total of $0.2 million, including accrued interest, in cash with the remainder converted into 2,358 shares of Molycorp common stock.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

Additional detail on the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost is as follows:

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes
	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012	At June 30, 2013	At December 31, 2012
	(In thousands)
Liability component (a)	$200,133	$196,702	$336,416	$330,177	$145,249	n/a
Equity component	$36,251	$36,251	$68,695	$68,695	$21,815	n/a

	Three months ended June 30, 2013	Three months ended June 30, 2012	Three months ended June 30, 2013	Three months ended June 30, 2012	Three months ended June 30, 2013	Three months ended June 30, 2012

Accretion of liability component	$1,721	$1,604	$2,838	n/a	$891	n/a
Interest cost (b)	$3,931	$3,801	$9,909	n/a	$3,576	n/a
Capitalized interest	$2,224	$3,801	$5,607	n/a	$2,021	n/a

	Six months ended June 30, 2013	Six months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Accretion of liability component	$3,431	$3,198	$5,603	n/a	$1,464	n/a
Interest cost (b)	$7,851	$7,592	$19,722	n/a	$5,873	n/a
Capitalized interest	$4,805	$7,592	$12,068	n/a	$3,530	n/a

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

Debt Issuance During First Quarter 2013
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

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
The Company's effective income tax rate was 20.25% for the first six months of 2013. The Company's net loss before income taxes and equity earnings of $128.5 million for the six months ended June 30, 2013 contained no material permanent differences between income for financial reporting purposes and tax purposes. Molycorp had net deferred income tax liabilities of $125.6 million at June 30, 2013 primarily related to the acquisition of Molycorp Canada.
At June 30, 2013, Molycorp determined that a valuation allowance of $40.6 million was required. In making this determination, management analyzed, among other things, the Company's recent history of earnings and cash flows, forecasts of future earnings, and the nature and timing of future deductions and benefits represented by the deferred tax assets and liabilities. Additionally, management determined that changes in estimates regarding losses from the U.S. operations, coupled with finalizing its purchase price allocation and related deferred tax liabilities by jurisdiction relating to the Molycorp Canada acquisition, results in the potential for a valuation allowance on the U.S. net deferred tax assets at the end of 2013. As a result, the forecasted annualized effective tax rate for 2013 has been adjusted during the quarter ended June 30, 2013 to include this estimated valuation allowance.
The Company has undistributed earnings of certain foreign subsidiaries at June 30, 2013, for which deferred taxes of $23.9 million been provided. Also, it had undistributed earnings of certain foreign subsidiaries at June 30, 2013, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $5.1 million at June 30, 2013.
Each quarter the Company evaluates the liability for uncertain tax positions and, at June 30, 2013, had a $1.6 million liability for unrecognized tax benefit. Due to resolution with tax authorities, the Company's liability for uncertain tax positions was reduced by $4.7 million in the in the second quarter of 2013, which was recorded as a discrete item. As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $1.3 million in the next 12 months and, if recognized, would affect the Company's effective income tax rate.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

As a result of a change in the applicable withholding tax rate related to the unremitted earnings of a certain foreign subsidiary, $2.9 million of deferred tax liabilities have decreased. This decrease has been recorded as a discrete income tax benefit in the first quarter of 2013. In addition, as a result of the American Taxpayer Relief Act, which was signed into law on January 2, 2013, $5.8 million of deferred tax liabilities related to the earnings of certain foreign subsidiaries have decreased. These decreases have been recorded as a discrete income tax benefit in the first quarter of 2013.

(16)	Stockholders’ Equity
At June 30, 2013 and December 31, 2012, the Company had 188,582,201 and 138,773,538 shares of common stock outstanding, respectively, and 2,070,000 shares of 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding. In each of the first and second quarter of 2013, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock and paid $2.8 million of the aggregate preferred dividend.
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
In connection with of the acquisition of Molycorp Canada on June 11, 2012, MCP Exchangeco Inc. issued an aggregate of 507,203 Exchangeable Shares in consideration for that portion of the purchase price Molycorp paid to Molycorp Canada’s former shareholders who elected to receive shares of MCP Exchangeco Inc. at the time of acquisition, and later convert the Exchangeable Shares into Molycorp common stock. During the first half of 2013, 13,483 Exchangeable Shares were converted into Molycorp common stock and, as of June 30, 2013, an aggregate of 353,679 Exchangeable Shares had been converted into shares of Molycorp common stock.

(17)	Loss per Share
For the three and six months ended June 30, 2013 and 2012, respectively, the dividends on the Convertible Preferred Stock were subtracted from net loss attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	Three Months Ended June 30,
(In thousands, except share and per share amounts)	2013	2012
Net loss attributable to Molycorp stockholders	$(71,175)	$(67,604)
Dividends on Convertible Preferred Stock	(2,846)	(2,846)
Loss attributable to common stockholders	(74,021)	(70,450)
Weighted average common shares outstanding—basic	168,075,012	99,175,285
Basic loss per share	$(0.44)	$(0.71)

Weighted average common shares outstanding—diluted	168,075,012	99,175,285
Diluted loss per share	$(0.44)	$(0.71)

	Six Months Ended June 30,
(In thousands, except share and per share amounts)	2013	2012
Net loss attributable to Molycorp stockholders	$(110,146)	$(71,082)
Dividends on Convertible Preferred Stock	(5,693)	(5,693)
Loss attributable to common stockholders	(115,839)	(76,775)
Weighted average common shares outstanding—basic	160,735,323	93,090,872
Basic loss per share	$(0.72)	$(0.82)

Weighted average common shares outstanding—diluted	160,735,323	93,090,872
Diluted loss per share	$(0.72)	$(0.82)

Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used.
Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At June 30, 2013 and 2012, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. Molycorp's Convertible Preferred Stock was antidilutive at June 30, 2013 and 2012.
Also, under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At June 30, 2013 and 2012, all of the Company's convertible notes were antidilutive.

(18)	Stock-Based Compensation
Molycorp has stock-based compensation plans for executives, eligible employees and non-employee directors. Stock-based awards issued under these plans include stock options to purchase shares of the Company’s common stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units ("PBRSUs"). The Company recognized total stock-based compensation expenses of $1.0 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively. Included in the stock-based compensation expenses for the three and six months ended June 30, 2013 were forfeiture benefits of $0.1 million and $1.2 million, respectively.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

In December 2012, the Company introduced an Employee Stock Purchase Plan ("ESPP") to provide eligible employees with an opportunity to acquire a proprietary interest in the Company through the purchase of its common stock at a discount over the stock fair market value. The ESPP is implemented by sequential offering periods, the commencement and duration of which are determined by the Board of Directors of Molycorp. For the first offering period, January 1, 2013 - June 30, 2013, the Company recognized a stock-based compensation expense of $0.1 million related to the ESPP.
During the first two quarters of 2013 and 2012, the Company granted RSUs to certain non-employee directors who elected to convert a portion of their quarterly cash retainer into restricted stock. These converted RSUs are fully vested because they relate to services already rendered by the non-employee directors. The same non-employee directors who elected to convert their cash retainer into RSUs, received additional RSUs as matching contributions by the Company equal to 25% of the converted units. The matching RSUs vest on the third anniversary of the grant date.
The following tables summarize the 2013 year-to-date activity for to all stock-based awards:

PBRSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	29,302	$30.33
Granted	897,515	6.76
Forfeited	(25,053)	$15.85
Vested	—	—
Unvested at June 30, 2013	901,764	$7.27

RSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	181,602	$32.15
Granted	991,885	$7.04
Forfeited	(66,611)	$30.18
Vested*	(14,756)	$8.04
Unvested at June 30, 2013	1,092,120	$9.93

* Includes deferral and conversion of a portion of fees payable to certain non-employee directors of the Company.

RSAs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	39,974	$40.09
Granted	—	—
Forfeited	(8,132)	$39.75
Vested	—	—
Unvested at June 30, 2013	31,842	$37.87

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	35,624	$48.87
Granted	—	—
Exercised	—	—
Forfeited and expired	(8,238)	48.87
Outstanding at June 30, 2013	27,386	$48.87
Options exercisable at June 30, 2013	18,257	$48.87

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

(19)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
The Company has certain operating leases for office space, trailers and certain equipment. Remaining annual minimum payments under these leases at June 30, 2013 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$7,845	$2,709	$3,627	$425	$1,085

(b)	Purchase Commitments
The Company entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with the Molycorp Mountain Pass facility modernization and expansion efforts. Future payments for all purchase commitments at June 30, 2013 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Purchase obligations and other commitment	$216,204	$191,135	$13,349	$6,717	$5,002

(c)	Labor Contract
Certain Molycorp Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At June 30, 2013, 236 employees, or approximately 60% of the Company’s workforce at the Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.
At June 30, 2013, 171 employees, or approximately 29% of the workforce at the Company’s Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia was renewed in February 2012.

(d)	Reclamation Surety Bonds
At June 30, 2013, Molycorp had placed $28.8 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(e)	Purported Class Action, Derivative Lawsuits and Investigation
        In February 2012, a purported class action lawsuit captioned, Angelo Albano, Individually and on Behalf of All Others Similarly Situated v. Molycorp, Inc., et al., was filed against the Company and certain of its executive officers in the U.S. District Court for the District of Colorado. This federal court action alleges, among other things, that the Company and those officers violated Section 10(b) of the Securities Exchange Act of 1934 in connection with statements relating to its third quarter fiscal 2011 financial results and fourth quarter 2011 production guidance that the Company had filed with or furnished to the SEC, or otherwise made available to the public. In July 2012, the plaintiffs filed an amended consolidated class action complaint against the Company, certain of its officers and directors, certain of its private equity investors, and certain underwriters involved in our public offerings in 2011. The amended complaint alleges, among other things, that some or all of the defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 as well as Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs are seeking unspecified damages and other relief. In October 2012, the defendants filed a motion to dismiss all the claims in the amended complaint. The motion has been fully briefed and is pending.  No hearing date has been set. The Company believes the allegations are without merit and that it has valid defenses to such allegations. The Company intends to defend this action vigorously. The Company is unable to provide meaningful

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

quantification of how the final resolution of these claims may impact its future consolidated financial position or results of operations.
        Eight stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of its directors and officers, and certain of its private equity investors. These cases have been filed in the Delaware Court of Chancery, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Resource Equities, G.P. v. Smith et al., Case No. 8744 (Del. Ch. July 23, 2013); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases, which were previously consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.), have been voluntarily dismissed without prejudice. The Wells and Swaggerty cases have both been dismissed without prejudice in favor of the lawsuits proceeding in the Delaware Court of Chancery.  As a result, plaintiffs in the Wells and Swaggerty cases filed notices of appeal before the 10th Circuit. The defendants have filed a responsive brief in the 10th Circuit in the Wells and Swaggerty cases. The 10th Circuit case has been fully briefed and the court has heard oral argument. The court has not yet ruled on the appeal.
        The derivative cases have been consolidated, with the exception of the Wells and Swaggerty cases, which are the subject of an appeal in the 10th Circuit, and the recently filed Resource Equities case, which has yet to be consolidated with the earlier filed cases, and are proceeding in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed with the Delaware Court of Chancery challenging, among other things, certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The amended complaint asserts causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged breach of fiduciary duty not to trade on or misuse material non-public information; (3) alleged unjust enrichment; and (4) alleged aiding and abetting a breach of fiduciary duty against controlling stockholders. On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures. On October 22, 2012, the defendants filed motions to dismiss and motions to stay the consolidated Delaware derivative action pending resolution of the securities class action lawsuit.  By order dated May 15, 2013, the Delaware Court of Chancery granted the defendants' motions to stay the consolidated Delaware derivative action pending final disposition of the securities class action lawsuit, subject to the ability of any party to move to vacate the order for good cause. As a result of this order, all actions in the Delaware derivative action currently are stayed pending final disposition of the securities class action lawsuit.
In August 2012, the staff of the SEC notified the Company that a formal order of investigation (the "Investigation") had been issued regarding, among other things, the accuracy of the Company's public disclosures. On June 27, 2013, the staff of the SEC notified the Company that the Investigation has been completed and that the staff does not intend to recommend any enforcement action by the SEC against the Company.

(20)	Concentrations

(a)	Products
There were no significant sales by product at the Resources segment for the three and six months ended June 30, 2013. For the six months ended June 30, 2012, significant sales by product, as percentage of consolidated revenues, were as follows at the Resources segment:

Lanthanum products	15%
Neodymium and Praseodymium products	16%
The Chemicals and Oxides segment includes sales of REO, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the acquisition of Molycorp Canada on June 11, 2012. Sales of cerium products within the Chemicals

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

and Oxides segment accounted for approximately 7% and 11% of consolidated revenues for the three and six months ended June 30, 2013, respectively.
Within the Magnetic Materials and Alloys segment, sales of Neo Powders™ were approximately 41% and 38% of consolidated revenues for the three and six months ended June 30, 2013, respectively. The Neo Powders™ were introduced into Molycorp's product mix with the acquisition of Molycorp Canada on June 11, 2012. For the three and six months ended June 30, 2012, sales of NdFeB alloys at the Magnetic Materials and Alloys segment were approximately 60% and 74% of consolidated revenues, respectively.
Sales of Tantalum at the Rare Metals segment were approximately 8% and 9% of consolidated revenues for the three and six months ended June 30, 2013, respectively. There were no significant sales by product at the Rare Metals segment for the three and six months ended June 30, 2012.

(b)	Customers
There were no significant sales to individual customers relative to consolidated revenues at any of the Company's segments during the three and six months ended June 30, 2013.
For the six months ended June 30, 2012, the Resources segment sales to Hitachi Metals Ltd.and Grace were $24.4 million and $22.7 million, respectively.
Sales from the Magnetic Materials and Alloys segment to Santoku Corporation for the three and six months ended June 30, 2012 were $9.2 million and $24.7 million, respectively.
There were no significant sales by customer at the Chemicals and Oxides and Rare Metals segments for the three and six months ended June 30, 2012.

(21)	Related-Party Transactions
Transactions with equity method investees: TMT, Keli and Ingal Stade
The Company supplies Neo Powders™ to TMT to produce rare earth magnetic compounds. Molycorp then purchases these compounds back from TMT in its normal course of business. Additionally, Keli processes rare earth oxides into metals for inclusion in the Neo Powders™.
For the three and six months ended June 30, 2013, the Company sold $1.1 million and $2.0 million, respectively, of Neo Powders™ to TMT, and purchased rare earth magnetic compounds from TMT for $0.4 million and $0.9 million, respectively.
The Company purchased metals and received services from Keli for a total of $14.7 million and $24.4 million, respectively, during the three and six months ended June 30, 2013.
Ingal Stade sells gallium to the Company's facilities located in Ontario, Canada and to some of its facilities in the United States. For the three and six months ended June 30, 2013, the Company purchased $1.1 million and $2.3 million, respectively, of gallium metal from Ingal Stade.
For the period from June 12, 2012 to June 30, 2012, the Company purchased $0.5 million worth of compounds from TMT, purchased metals and received services from Keli for $5.3 million, and purchased $0.5 million of gallium metal from Ingal Stade.

(22)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following for six months ended June 30, 2013 and 2012:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Decrease (increase) in operating assets:
Accounts receivable	$1,205	$58,705
Inventory	23,176	5,765
Prepaid expenses and other assets	519	(8,875)
Increase (decrease) in operating liabilities:
Accounts payable	(21,167)	(29,116)
Income tax payable	494	(17,405)
Interest payable	(27,689)	(5,143)
Asset retirement obligation	(2,013)	—
Accrued expenses	(17,388)	(37,466)
	$(42,863)	$(33,535)

(23)	Derivative Instruments
Put Option
As a result of the acquisition of Molycorp Canada, the Company assumed a liability associated with the put option issued to holders of the noncontrolling interest of Buss & Buss, a business acquired by Molycorp Canada's predecessor company. The Buss & Buss put option relates to a share purchase agreement (“SPA”) between NMT Holding GmbH, a German subsidiary of the Company, and the shareholders of Buss & Buss entered into May 27, 2010 by Molycorp Canada's predecessor company. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by the Company, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to the Company. The Company does not account for this derivative as a hedge. The put option had a fair value of $6.7 million at June 30, 2013, recorded as "Derivative liability" in the condensed consolidated balance sheet. The change in fair value of the put option resulted in an unrealized gain of $0.4 million and $1.2 million for the three and six months ended June 30, 2013, respectively, which was recognized in "Interest expense" in the condensed consolidated statement of operations and comprehensive income. The technique Molycorp used to fair value this derivative is the income approach based on a discounted cash flow model. With the exception of the risk free interest rate, which is a Level 1 input within the fair value hierarchy, all other inputs used to fair value this put option are based on unobservable Level 3 inputs based on management's assumptions. These inputs include: equity-risk premium, risk premium, size premium and growth rate. Any reasonably foreseeable changes in assumed levels of unobservable inputs used to fair value this put option would not be expected to have a material impact on the Company's financial position or results of operations.
2012 Contingent Forward Contract
On March 28, 2012, the Company entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to its planned acquisition of Molycorp Canada. The Company did not apply hedge accounting to this contingent forward contract. Upon settlement of this derivative on June 11, 2012 (the date of the Molycorp Canada acquisition), the Company recognized a loss of $37.5 million in "Other expense" in the condensed consolidated statement of operations and comprehensive income. Of this loss, $6.7 million was recognized during the three months ended March 31, 2012 and the remainder during the second quarter of 2012.

(24)	Employee Benefit Plans and Severance Charges
Employee Benefit Plans
Defined Contribution Retirement Plans
The Company maintains defined contribution retirement plans for all U.S. employees. The Company currently makes Safe Harbor Matching Contributions in an amount equal to 100% of the first 3% contributed and 50% of the next 2% contributed by

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

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
Expenses related to this plan totaled $0.8 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.6 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.
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
The Company also maintained the terms of Molycorp Canada post-retirement medical and life insurance benefits plan for certain employees from the Anderson, Indiana manufacturing facility. The measurement date for this post-retirement benefit plan (“PBP”) is December 31. The actuarial valuation for funding purposes of the Pension Plan and PBP is January 1 of each year.
The Company's total contribution to the Pension Plan and PBP is expected to be approximately $0.1 million in 2013.

The components of the Pension Plan and PBP net periodic benefit cost for the three and six months ended June 30, 2013, and for the period from June 12, 2012 to June 30, 2012, are set forth below:

Three Months Ended June 30, 2013	Pension Plan	PBP	Total
	(In thousands)
Components of net periodic benefit cost:
Service Cost	$—	$—	$—
Interest cost	78	2	80
Expected return on plan assets	(67)	—	(67)
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	—	(1)	(1)
Amortization of actuarial loss	63	(2)	61
Net periodic benefit cost	$74	$(1)	$73

Six Months Ended June 30, 2013	Pension Plan	PBP	Total
	(In thousands)
Components of net periodic benefit cost:
Service Cost	$—	$—	$—
Interest cost	156	4	160
Expected return on plan assets	(135)	—	(135)
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	—	(2)	(2)
Amortization of actuarial loss	126	(4)	122
Net periodic benefit cost	$147	$(2)	$145

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

Period from June 12, 2012 to June 30, 2012	Pension Plan	PBP	Total
	(In thousands)
Components of net periodic benefit cost:
Service Cost	$—	$—	$—
Interest cost	18	—	18
Expected return on plan assets	(14)	—	(14)
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	—	—	—
Amortization of actuarial loss	12	—	12
Net periodic benefit cost	$16	$—	$16

Severance Charges

In the first quarter of 2013, the Company took a number of actions throughout the organization as part of its continuing effort to contain costs and increase the efficiency of its operations. As a result, the Company reduced a portion of its workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million through the second quarter of 2013, which were included in "Selling, general and administrative” expense in the condensed consolidated statement of operations and comprehensive income. As of June 30, 2013, the Company paid $1.4 million of these severance benefits using the Company's cash balance available at that time. The remainder will be paid over eight months from June 30, 2013.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

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

	At June 30, 2013
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$113,810	$6,752	$143,600	$—	$264,162
Trade accounts receivable, net	—	6,450	44,667	—	51,117
Inventory	—	43,842	169,891	—	213,733
Deferred charges	—	1,666	3,441	—	5,107
Deferred tax assets	—	—	8,669	410	9,079
Income tax receivable	—	20,242	—	54	20,296
Prepaid expenses and other current assets	—	7,588	13,580	—	21,168
Total current assets	113,810	86,540	383,848	464	584,662
Non-current assets:
Deposits	1,753	24,743	136	—	26,632
Property, plant and equipment, net	—	1,551,654	161,604	—	1,713,258
Inventory	—	24,663	—	—	24,663
Intangible assets, net	—	475	430,121	—	430,596
Investments	—	45,042	16,040	—	61,082
Deferred tax assets	—	—	—	—	—
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	749,368	91,552	—	(840,920)	—

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

Intercompany accounts receivable	1,840,403	109,780	793	(1,950,976)	—
Other non-current assets	—	787	5,760	—	6,547
Total non-current assets	2,591,524	1,848,696	854,196	(2,791,896)	2,502,520
Total assets	$2,705,334	$1,935,236	$1,238,044	$(2,791,432)	$3,087,182

Current liabilities:
Trade accounts payable	$—	$80,552	$24,429	$—	$104,981
Accrued expenses	18,253	7,691	19,413	—	45,357
Income tax payable	2,746	16	8,549	(340)	10,971
Deferred tax liabilities	—	—	1	54	55
Debt and capital lease obligations	—	1,614	13,024	—	14,638
Other current liabilities	—	5,639	—	—	5,639
Total current liabilities	20,999	95,512	65,416	(286)	181,641
Non-current liabilities:
Asset retirement obligation	—	15,161	—	—	15,161
Deferred tax liabilities	—	—	133,867	750	134,617
Debt and capital lease obligations	1,324,463	18,677	5,850	—	1,348,990
Derivative liability	—	—	6,660	—	6,660
Pension liabilities	—	—	3,384	—	3,384
Intercompany accounts payable	—	1,889,286	61,690	(1,950,976)	—
Other non-current liabilities	—	1,275	1,012	—	2,287
Total non-current liabilities	1,324,463	1,924,399	212,463	(1,950,226)	1,511,099
Total liabilities	$1,345,462	$2,019,911	$277,879	$(1,950,512)	$1,692,740

Stockholders’ equity:
Common stock	189	—	—	—	189
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,947,983	149,857	1,283,863	(1,433,720)	1,947,983
Accumulated other comprehensive loss	(12,065)	—	(12,065)	12,065	(12,065)
Accumulated deficit	(576,237)	(234,532)	(346,203)	580,735	(576,237)
Total Molycorp stockholders’ equity	1,359,872	(84,675)	925,595	(840,920)	1,359,872
Noncontrolling interests	—	—	34,570	—	34,570
Total stockholders’ equity	1,359,872	(84,675)	960,165	(840,920)	1,394,442
Total liabilities and stockholders’ equity	$2,705,334	$1,935,236	$1,238,044	$(2,791,432)	$3,087,182

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	At December 31, 2012
	(Revised)
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$16,560	$18,020	$193,210	$—	$227,790
Trade accounts receivable, net	—	7,738	44,692	—	52,430
Inventory	—	49,416	237,960	—	287,376
Deferred charges	—	2,203	7,209	—	9,412
Deferred tax assets	—	—	11,731	(1,942)	9,789
Income tax receivable	—	25,087	—	—	25,087
Prepaid expenses and other current assets	—	9,085	12,709	—	21,794
Total current assets	16,560	111,549	507,511	(1,942)	633,678
Non-current assets:
Deposits	1,752	24,862	155	—	26,769
Property, plant and equipment, net	—	1,377,147	167,157	—	1,544,304
Inventory	—	26,096	—	—	26,096
Intangible assets, net	—	508	450,430	—	450,938
Investments	—	45,241	18,795		64,036
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	860,390	97,960	—	(958,350)	—
Intercompany accounts receivable	1,577,466	169,446	794	(1,747,706)	—
Other non-current assets	—	885	6,087	—	6,972
Total non-current assets	2,439,608	1,742,145	883,160	(2,706,056)	2,358,857
Total assets	$2,456,168	$1,853,694	$1,390,671	$(2,707,998)	$2,992,535

Current liabilities:
Trade accounts payable	$—	$191,769	$50,225	$—	$241,994
Accrued expenses	14,872	10,087	34,054	—	59,013
Income tax payable	2,746	—	15,267	(2,746)	15,267
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	352	39,252	—	39,604
Other current liabilities	—	3,539	—	—	3,539
Total current liabilities	17,618	207,689	138,798	(4,688)	359,417
Non-current liabilities:
Asset retirement obligation	—	18,586	—	—	18,586
Deferred tax liabilities	5,884	8,470	143,575	2,746	160,675
Debt and capital lease obligations	1,166,777	15,163	6,892	—	1,188,832
Derivative liability	—	—	7,816	—	7,816
Pension liabilities	—	—	3,292	—	3,292
Intercompany accounts payable	49,843	1,577,363	120,500	(1,747,706)	—
Other non-current liabilities	—	1,102	1,557	—	2,659

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

Total non-current liabilities	1,222,504	1,620,684	283,632	(1,744,960)	1,381,860
Total liabilities	$1,240,122	$1,828,373	$422,430	$(1,749,648)	$1,741,277

Stockholders’ equity:
Common stock	139	—	—	—	139
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,691,429	149,857	1,283,863	(1,433,720)	1,691,429
Accumulated other comprehensive loss	(9,433)	—	(9,433)	9,433	(9,433)
Accumulated deficit	(466,091)	(124,536)	(341,401)	465,937	(466,091)
Total Molycorp stockholders’ equity	1,216,046	25,321	933,029	(958,350)	1,216,046
Noncontrolling interests	—	—	35,212	—	35,212
Total stockholders’ equity	1,216,046	25,321	968,241	(958,350)	1,251,258
Total liabilities and stockholders’ equity	$2,456,168	$1,853,694	$1,390,671	$(2,707,998)	$2,992,535

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	Three months ended June 30, 2013
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Loss	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$27,168	$121,726	$(12,032)	$136,862
Costs of sales:
Costs excluding depreciation and amortization	—	(46,363)	(102,461)	12,032	(136,792)
Depreciation and amortization	—	(11,757)	(6,817)	—	(18,574)
Gross (loss) profit	—	(30,952)	12,448	—	(18,504)
Operating expenses:
Selling, general and administrative	—	(16,415)	(9,392)	—	(25,807)
Corporate development	—	(73)	—	—	(73)
Depreciation, amortization and accretion	—	48	(8,341)	—	(8,293)
Research and development	—	(1,431)	(5,075)	—	(6,506)
Impairment of goodwill and other long-lived assets	—	—	(377)	—	(377)
Operating loss	—	(48,823)	(10,737)	—	(59,560)
Other (expense) income:
Other income	—	235	1,592	—	1,827
Foreign exchange gains, net	—	9	1,658	—	1,667
Interest (expense) income, net	(14,745)	(2,236)	2,112	—	(14,869)
Interest income (expense) from intercompany notes	8,592	1,237	(9,829)	—	—
Equity loss from consolidated subsidiaries	(65,022)	(7,487)	—	72,509	—
	(71,175)	(8,242)	(4,467)	72,509	(11,375)
Loss before income taxes and equity earnings	(71,175)	(57,065)	(15,204)	72,509	(70,935)
Income tax benefit	—	(11,198)	14,728	—	3,530
Equity in results of affiliates	—	(8,012)	4,728	—	(3,284)
Net loss	(71,175)	(76,275)	4,252	72,509	(70,689)
Net income attributable to noncontrolling interest	—	—	(486)	—	(486)
Net loss attributable to Molycorp stockholders	$(71,175)	$(76,275)	$3,766	$72,509	$(71,175)

Net loss	$(71,175)	$(76,275)	$4,252	$72,509	$(70,689)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	662	—	662
Comprehensive loss	$(71,175)	$(76,275)	$4,914	$72,509	$(70,027)
Comprehensive loss attributable to:
Molycorp stockholders	(71,175)	(76,275)	5,400	72,509	(69,541)
Noncontrolling interest	—	—	(486)	—	(486)
	$(71,175)	$(76,275)	$4,914	$72,509	$(70,027)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	Six months ended June 30, 2013
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Loss	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$48,777	$256,842	$(22,390)	$283,229
Costs of sales:
Costs excluding depreciation and amortization	—	(91,692)	(204,084)	22,390	(273,386)
Depreciation and amortization	—	(19,187)	(13,696)	—	(32,883)
Gross (loss) profit	—	(62,102)	39,062	—	(23,040)
Operating expenses:
Selling, general and administrative	—	(33,316)	(19,005)	—	(52,321)
Corporate development	—	(188)	—	—	(188)
Depreciation, amortization and accretion	—	(1,661)	(14,855)	—	(16,516)
Research and development	—	(3,391)	(9,520)	—	(12,911)
Impairment of goodwill and other long-lived assets	—	—	(377)	—	(377)
Operating loss	—	(100,658)	(4,695)	—	(105,353)
Other (expense) income:
Other income	—	234	1,852	—	2,086
Foreign exchange gains, net	—	9	1,269	—	1,278
Interest (expense) income, net	(25,885)	(4,295)	3,662	—	(26,518)
Interest income (expense) from intercompany notes	18,244	2,881	(21,125)	—	—
Equity loss from consolidated subsidiaries	(108,389)	(6,409)	—	114,798	—
	(116,030)	(7,580)	(14,342)	114,798	(23,154)
Loss before income taxes and equity earnings	(116,030)	(108,238)	(19,037)	114,798	(128,507)
Income tax benefit	5,884	8,252	11,885	—	26,021
Equity in results of affiliates	—	(10,010)	3,654	—	(6,356)
Net loss	(110,146)	(109,996)	(3,498)	114,798	(108,842)
Net income attributable to noncontrolling interest	—	—	(1,304)	—	(1,304)
Net loss attributable to Molycorp stockholders	$(110,146)	$(109,996)	$(4,802)	$114,798	$(110,146)

Net loss	$(110,146)	$(109,996)	$(3,498)	$114,798	$(108,842)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(2,632)	—	(2,632)
Comprehensive loss	$(110,146)	$(109,996)	$(6,130)	$114,798	$(111,474)
Comprehensive loss attributable to:
Molycorp stockholders	(110,146)	(109,996)	(4,826)	114,798	(110,170)
Noncontrolling interest	—	—	(1,304)	—	(1,304)
	$(110,146)	$(109,996)	$(6,130)	$114,798	$(111,474)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	Three months ended June 30, 2012
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Loss	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$29,802	$75,887	$(1,112)	$104,577
Costs of sales:
Costs excluding depreciation and amortization	—	(37,142)	(67,539)	1,112	(103,569)
Depreciation and amortization	—	(2,308)	(2,773)	—	(5,081)
Gross (loss) profit	—	(9,648)	5,575	—	(4,073)
Operating expenses:
Selling, general and administrative	(114)	(21,546)	(1,410)	—	(23,070)
Corporate development	(29)	(14,896)	—	—	(14,925)
Depreciation, amortization and accretion	—	(365)	(1,914)	—	(2,279)
Research and development	—	(4,515)	(1,534)	—	(6,049)
Operating (loss) income	(143)	(50,970)	717	—	(50,396)
Other (expense) income:
Other (expense) income	(31,011)	96	(65)	—	(30,980)
Foreign exchange losses, net	—	(3)	(2,786)	—	(2,789)
Interest (expense) income, net	(11,653)	(679)	2,527	—	(9,805)
Interest income (expense) from intercompany notes	3,408	128	(3,536)	—	—
Equity loss from consolidated subsidiaries	(44,747)	(11,726)	—	56,473	—
	(84,003)	(12,184)	(3,860)	56,473	(43,574)
Loss before income taxes and equity earnings	(84,146)	(63,154)	(3,143)	56,473	(93,970)
Income tax benefit (expense)	16,542	2,236	8,525	—	27,303
Equity in results of affiliates	—	(22,743)	22,486	—	(257)
Net loss	(67,604)	(83,661)	27,868	56,473	(66,924)
Net income attributable to noncontrolling interest	—	—	(680)	—	(680)
Net loss attributable to Molycorp stockholders	$(67,604)	$(83,661)	$27,188	$56,473	$(67,604)

Net loss	$(67,604)	$(83,661)	$27,868	$56,473	$(66,924)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(4,221)	—	(4,221)
Comprehensive loss	$(67,604)	$(83,661)	$23,647	$56,473	$(71,145)
Comprehensive loss attributable to:
Molycorp stockholders	(67,604)	(83,661)	24,327	56,473	(70,465)
Noncontrolling interest	—	—	(680)	—	(680)
	$(67,604)	$(83,661)	$23,647	$56,473	$(71,145)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	Six months ended June 30, 2012
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Loss	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$95,068	$100,133	$(6,154)	$189,047
Costs of sales:
Costs excluding depreciation and amortization	—	(66,265)	(93,530)	6,154	(153,641)
Depreciation and amortization	—	(4,164)	(4,288)	—	(8,452)
Gross profit	—	24,639	2,315	—	26,954
Operating expenses:
Selling, general and administrative	(77)	(44,243)	(2,933)	—	(47,253)
Corporate development	(46)	(18,259)	—	—	(18,305)
Depreciation, amortization and accretion	—	(699)	(1,938)	—	(2,637)
Research and development	—	(8,086)	(1,613)	—	(9,699)
Operating loss	(123)	(46,648)	(4,169)	—	(50,940)
Other (expense) income:
Other income (expense)	(37,589)	96	(65)	—	(37,558)
Foreign exchange losses, net	—	(2)	(1,183)	—	(1,185)
Interest (expense) income, net	(11,524)	(680)	2,484	—	(9,720)
Interest income (expense) from intercompany notes	3,408	226	(3,634)	—	—
Equity loss from consolidated subsidiaries	(43,105)	(22,403)	—	65,508	—
	(88,810)	(22,763)	(2,398)	65,508	(48,463)
Loss before income taxes and equity earnings	(88,933)	(69,411)	(6,567)	65,508	(99,403)
Income tax benefit (expense)	17,851	3,109	8,525	—	29,485
Equity in results of affiliates	—	(22,970)	22,486	—	(484)
Net loss	(71,082)	(89,272)	24,444	65,508	(70,402)
Net income attributable to noncontrolling interest	—	—	(680)	—	(680)
Net loss attributable to Molycorp stockholders	$(71,082)	$(89,272)	$23,764	$65,508	$(71,082)

Net loss	$(71,082)	$(89,272)	$24,444	$65,508	$(70,402)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(1,691)	—	(1,691)
Comprehensive loss	$(71,082)	$(89,272)	$22,753	$65,508	$(72,093)
Comprehensive loss attributable to:
Molycorp stockholders	(71,082)	(89,272)	23,433	65,508	(71,413)
Noncontrolling interest	—	—	(680)	—	(680)
	$(71,082)	$(89,272)	$22,753	$65,508	$(72,093)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	Six months ended June 30, 2013
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(1,972)	$(93,855)	$21,786	$—	$(74,041)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Intercompany advances made	(318,835)	—	—	318,835	—
Loans to non-guarantor	—	(1,300)	—	1,300	—
Repayments of notes receivable from non-guarantor	10,000	—	—	(10,000)	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(255,989)	(8,737)	—	(264,726)
Other investing activities	—	—	(224)	—	(224)
Net cash used in investing activities	(308,835)	(260,712)	(48,961)	350,135	(268,373)
Cash flows from financing activities:
Repayments of debt	—	—	(27,283)	—	(27,283)
Net proceeds from sale of common stock	248,150	—	—	—	248,150
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(5,693)	—	—	—	(5,693)
Dividend paid to noncontrolling interests	—	—	(1,946)	—	(1,946)
Borrowings from non-guarantor	—	40,000	—	(40,000)	—
Borrowing from guarantor	—	—	1,300	(1,300)	—
Repayments to parent	—	—	(10,000)	10,000	—
Intercompany advances owed	—	303,659	15,176	(318,835)	—
Other financing activities	—	(360)	—	—	(360)
Net cash provided by (used in) financing activities	408,057	343,299	(22,753)	(350,135)	378,468
Effect of exchange rate changes on cash	—	—	318	—	318
Net change in cash and cash equivalents	97,250	(11,268)	(49,610)	—	36,372
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$113,810	$6,752	$143,600	$—	$264,162

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

	Six months ended June 30, 2012
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(21,296)	$(20,450)	$(22,635)	$—	$(64,381)
Cash flows from investing activities:
Loans to non-guarantor	(455,200)	—	—	455,200	—
Intercompany advances made	(562,362)	—	—	562,362	—
Repayments of notes receivable from guarantor	31,100	—	—	(31,100)	—
Investment in subsidiaries	(350,000)	—	—	350,000	—
Cash paid in connection with acquisitions, net of cash acquired	—	—	(591,011)	—	(591,011)
Investment in joint ventures	—	(14,805)	—	—	(14,805)
Deposits	—	(488)	—	—	(488)
Capital expenditures	—	(395,901)	(8,031)	—	(403,932)
Other investing activities	—	—	2	—	2
Net cash used in investing activities	(1,336,462)	(411,194)	(599,040)	1,336,462	(1,010,234)
Cash flows from financing activities:
Capital contributions from stockholder	390,225	—	—	—	390,225
Contribution from parent	—	—	350,000	(350,000)	—
Proceeds from debt	—	—	9,745	—	9,745
Repayments of debt	—	(870)	(1,318)	—	(2,188)
Net proceeds from sale of Senior Notes	635,373	—	—	—	635,373
Payments of preferred dividends	(5,693)	—	—	—	(5,693)
Borrowing from parent	—	—	455,200	(455,200)	—
Repayments to parent	—	(31,100)	—	31,100	—
Intercompany advances owed	—	460,615	101,747	(562,362)	—
Other financing activities	(2,616)	—	222	—	(2,394)
Net cash provided by financing activities	1,017,289	428,645	915,596	(1,336,462)	1,025,068
Effect of exchange rate changes on cash	—	—	(46)	—	(46)
Net change in cash and cash equivalents	(340,469)	(2,999)	293,875	—	(49,593)
Cash and cash equivalents at beginning of the period	407,446	10,758	651	—	418,855
Cash and cash equivalents at end of period	$66,977	$7,759	$294,526	$—	$369,262

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 (Continued)

(26)	Recent Accounting Pronouncements
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
Preferred stock dividend
In August 2013, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock to be paid on September 1, 2013 to holders of record at the close of business on August 15, 2013.
Discontinued Operations
In July 2013, the Company committed to a plan to discontinue operations at its Napanee, Ontario - Canada rare metals recycling facility by the end of fiscal 2013.

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

•
our ability to optimize our Molycorp Mountain Pass Rare Earth Facility, which we refer to as the Molycorp Mountain Pass facility, and to reach a designed capacity of 19,050 mt of rare earth oxides, or REO, and other planned downstream products;

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

•	uncertainties associated with unanticipated geological conditions related to mining;

•	the outcome of the stockholder class action litigation and derivative litigation, including any actions taken by government agencies in connection therewith; and

•	those other risks discussed and referenced in the section entitled “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
The following discussion and analysis should be read in conjunction with our June 30, 2013 unaudited condensed consolidated financial statements and related notes included herein. This Quarterly Report on Form 10-Q also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.
Overview
We are one of the world's leading global rare earth companies, and the only one that operates a vertically integrated, global supply chain that combines a world-class rare earth resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium.

Our vertically integrated, global manufacturing supply chain is comprised of a workforce of approximately 2,650 scientists, engineers, chemists, technologists, and highly skilled workers in 27 locations across 11 countries. Our vertical integration allows us to operate multiple product supply chains, serve as a highly reliable supplier of advanced rare earth and rare metal materials, and provide price visibility to customers worldwide.

Our business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. See Note 3 in Part 1, Item 1 of this Quarterly Report on Form 10-Q for financial information regarding our reportable segments.
The Resources segment includes our operations at the Molycorp Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for approximately 60 years. At the Molycorp Mountain Pass facility, we conduct rare earth minerals extraction to produce: rare earth concentrates; REO, including lanthanum, cerium, neodymium, praseodymium, and yttrium; heavy rare earth concentrates, which include samarium, europium, gadolinium, terbium, dysprosium, and others; and SorbXTM, a line of proprietary rare earth-based water treatment products. We currently are conducting pilot and full-scale tests to determine the efficacy of SorbXTM in removing phosphates from municipal wastewater on a commercial basis as compared to other water treatment products. In addition, we expect to conduct similar tests with industrial wastewater. We are conducting these tests to determine the efficacy of SorbXTM beyond the laboratory-scale tests we previously have conducted. Based on the results of these tests, we expect to be able to determine the size and scope of the municipal and industrial wastewater treatment markets where SorbXTM will be effective.
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
Material Changes in Results of Operations
The comparability of our operating results during the first half of 2013 and 2012 is significantly affected by the Molycorp Canada acquisition on June 11, 2012.
Modernization and Expansion of our Molycorp Mountain Pass Facility
Production at Mountain Pass from stockpiled feedstock versus newly produced feedstock in 2012 can be broken down as follows: 100% of production from January 1, 2012 through June 25, 2012 was from stockpiled material; from June 26, 2012 through July 30, 2012, 91.7% came from stockpiled material and 8.3% from new material; from July 31, 2012 through September, 27, 2012, 50% came from stockpiled material and 50% from new material; and from September 28, 2012 through December 31, 2012, 100% came from new material.
All completed production components of our Molycorp Mountain Pass facility have been demonstrated to operate at their designed capacity of 19,050 mt of REO or better. Our Molycorp Mountain Pass facility has demonstrated an operational rate of approximately 15,000 mt of REO per year. We continue to optimize the operation of our Molycorp Mountain Pass facility and, upon completion and commissioning of the remaining elements of the multi-stage crack unit, we expect our Molycorp Mountain Pass facility to be able to operate at its designed capacity. Our actual production rate will be influenced by customer demand and end-market conditions, among other factors. Upon completion of the chloralkali plant expected later in 2013, and depending upon the volume of REO production, we expect our Molycorp Mountain Pass facility to have production cash costs lower than those publicly reported for China by government officials and those reported for other non-Chinese rare earth projects. Although the modernization and expansion of our Molycorp Mountain Pass facility was planned to allow an expanded run rate of up to 40,000 mt of REO per year, we will not expand production beyond the initial planned run rate unless market demand, product pricing, capital availability and financial returns justify such production.
We expect to complete construction of the chloralkali plant at our Molycorp Mountain Pass facility in the second half of 2013. Our chloralkali plant will help us recycle water used in separation processes, as well as regenerate chemical reagents needed for separations, which is expected to significantly reduce the amount of reagent supplies we must purchase. While the chloralkali plant is not required for rare earth production, it is expected to help significantly drive down our unit production costs at our Molycorp Mountain Pass facility.
In addition to directly supplying customer demand, our Molycorp Mountain Pass facility will begin to provide rare earth feedstock for our value-added processing plants in Sillamäe, Estonia; Zibo, China; Jiangyin, China; and Tolleson, Arizona. Those facilities produce advanced materials that are custom engineered for a variety of global rare earth markets. We expect our Molycorp Mountain Pass facility to provide increased volumes of rare earth feedstock for the planned production of our Sillamäe and Zibo facilities in 2013.
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
Our most significant variable costs are chemicals, raw materials and natural gas. In early September 2012, our on-site CHP plant began feeding low-cost, high efficiency electrical power and steam to plants and buildings across the Molycorp Mountain Pass facility. As a result, natural gas costs have gradually replaced third-party electricity costs, which we expect will help us bring our power costs down significantly. In the near future, we also intend to produce more of our chemicals for the Molycorp Mountain Pass facility at an on-site plant, which we expect will reduce our variable chemical costs in that facility.
In addition to volume fluctuations, our variable costs, such as electricity, natural gas, operating supplies and chemicals, are influenced by general economic conditions that are beyond our control.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs, which have all increased over the last few years as a result of our business acquisitions and the expansion of our Molycorp Mountain Pass facility.
Corporate Development
Our corporate development expenses consist of travel costs, legal and advisory fees that we incur in connection with business acquisitions and other business development activities we pursue as part of our vertical integration strategy.
Research and Development
We incur expenses to improve the efficiency of our REO processing operations, develop new applications for individual REEs, research value added rare metals applications and perform exploratory drilling. These expenses, which we anticipate to continue to increase, consist primarily of salaries, outside labor, material and equipment. The acquisition of Molycorp Canada bolstered our research and development activities with the addition of labs in Singapore and the United Kingdom and process development capabilities at most of the production facilities.
Interest Expenses
We are incurring significantly higher interest costs as a result of issuing additional indebtedness to partially finance the Molycorp Canada acquisition, including the repayment of Molycorp Canada's indebtedness, and to fund capital expenditures at our Molycorp Mountain Pass facility. The majority of our interest costs is currently capitalized.

Income Taxes
We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that a valuation allowance of $40.6 million and $20.6 million was required as of June 30, 2013 and December 31, 2012, respectively.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we incurred approximately $5.3 million and $2.6 million during the second quarter of 2013 and 2012, respectively, and approximately $10.5 million and $4.8 million during the first half of 2013 and 2012, respectively, and expect to incur approximately $5.8 million for the remainder of 2013, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. The amounts above include expenditures for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all evaporation ponds at our Molycorp Mountain Pass facility, which we incurred while the chloralkali facility was being constructed. We estimate that we will incur approximately $3.7 million for wastewater transportation and disposal costs for the remainder of 2013.
The costs we anticipate to incur as part of our on-going mine reclamation activities at our Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure in Note 13 in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Although we have incurred only nominal environmental expenditures at some of our other operating facilities in the first and second quarters of 2013 and 2012, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans related to those other facilities.
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

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Three months ended June 30, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$10,922	$34,789	$66,114	$25,037		$—	$136,862
Intersegment	6,665	6,692	—	—		(13,357)	—
Total revenues	$17,587	$41,481	$66,114	$25,037		$(13,357)	$136,862
Depreciation, amortization and accretion	$(11,629)	$(5,589)	$(7,422)	$(2,170)	$(57)	$—	$(26,867)
Operating (loss) income	$(40,404)	$(15,174)	$10,638	$(3,381)	$(9,953)	$(1,286)	$(59,560)
(Loss) income before income taxes and equity earnings	$(39,215)	$(14,019)	$10,898	$129	$(27,442)	$(1,286)	$(70,935)
Total assets at June 30, 2013	$1,953,529	$590,582	$606,813	$104,002	$912,660	$(1,080,404)	$3,087,182
Capital expenditures (c)	$55,693	$1,138	$411	$719	$93	$—	$58,054

Three months ended June 30, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(b)	Eliminations(a)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$16,533	$39,019	$31,532	$17,493		$—	$104,577
Intersegment	400	726	—	—		(1,126)	—
Total revenues	$16,933	$39,745	$31,532	$17,493		$(1,126)	$104,577
Depreciation, amortization and accretion	$(2,594)	$(1,419)	$(1,877)	$(1,399)	$(29)	$(42)	$(7,360)
Operating (loss) income	$(17,158)	$(10,475)	$(3,107)	$478	$(30,436)	$10,302	$(50,396)
Loss before income taxes	$(17,137)	$(11,970)	$(3,460)	$(1,375)	$(70,330)	$10,302	$(93,970)
Capital expenditures (c)	$228,787	$2,627	$832	$2,627	$—	$—	$234,873

Six months ended June 30, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a) (d)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$25,580	$84,389	$120,792	$52,468		$—	$283,229
Intersegment	9,310	21,302	—	—		(30,612)	—
Total revenues	$34,890	$105,691	$120,792	$52,468		$(30,612)	$283,229
Depreciation, amortization and accretion	$(20,682)	$(11,127)	$(12,901)	$(4,573)	$(116)	$—	$(49,399)
Operating (loss) income	$(80,529)	$(18,480)	$17,401	$(403)	$(21,518)	$(1,824)	$(105,353)
(Loss) income before income taxes and equity earnings	$(78,908)	$(16,911)	$27,798	$3,860	$(62,522)	$(1,824)	$(128,507)
Capital expenditures (c)	$148,032	$4,099	$1,453	$3,649	$167	$—	$157,400

Six months ended June 30, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$61,011	$46,339	$50,488	$31,209		$—	$189,047
Intersegment	2,232	3,936	—	—		(6,168)	—
Total revenues	$63,243	$50,275	$50,488	$31,209		$(6,168)	$189,047
Depreciation, amortization and accretion	$(4,708)	$(1,734)	$(1,953)	$(2,599)	$(53)	$(42)	$(11,089)
Operating income (loss)	$373	$(24,012)	$(2,963)	$1,870	$(50,277)	$24,069	$(50,940)
Income (loss) before income taxes and equity earnings	$462	$(24,863)	$(3,596)	$855	$(96,330)	$24,069	$(99,403)
Capital expenditures (c)	$488,225	$3,878	$932	$3,877	$—	$—	$496,912

(a)
Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total corporate assets is comprised primarily of cash and cash equivalents and deferred tax assets.

(b)
The net elimination in operating results includes costs of sales eliminations of $12,071 and $28,788 for the three and six months ended June 30, 2013, respectively; $11,470 and $30,279 for the three and six months ended June 30, 2012, respectively. Costs of sales eliminations consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(c)	On an accrual basis excluding capitalized interest.

(d)	In the first quarter 2013, the Corporate segment included severance charges of $2,100. See Note 24 for details.

Resources
Sales from our Resources segment were $17.6 million and $34.9 million for the three and six months ended June 30, 2013, respectively, as compared to sales of $16.9 million and $63.2 million for the three and six months ended June 30, 2012, respectively. In the second quarter of 2013, this segment sold 1,049 mt of products at an average sales price, or ASP, of $16.77 per kilogram, as compared to 525 mt at an ASP of $32.25 per kilogram in the corresponding period of 2012. For the six months ended June 30, 2013 and 2012, Resources sold 1,812 mt at an ASP of $19.25 per kilogram, and 1,197 mt at an ASP of $52.83 per kilogram, respectively.
The global economic weakness of the last few years, combined with the unwinding of speculative purchases of REEs following a period (mostly the first half of 2011) when abnormal premiums were placed on Chinese export quotas for REEs, led to an oversupply of rare earth materials that has caused prices for this segment's primary products to significantly deteriorate from their peak in mid-2011. For example, prices for cerium oxide 99%, lanthanum oxide 99% and neodymium/praseodymium oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 84%, 87% and 66%, respectively, from the beginning of 2012 to the end of the second quarter of 2013. The anticipation of falling REEs prices generally results in a very conservative purchasing pattern by our customers.
Aggregate production volume at our Resources segment was 756 mt and 1,374 mt for the three and six months ended June 30, 2013, respectively, as compared to 671 mt and 1,286 mt for the three and six months ended June 30, 2012, respectively. As further discussed above, we experienced delays associated with our modernization and expansion efforts at our Molycorp Mountain Pass facility that led to lower-than-anticipated production from the Resources segment in 2012 and the first half of 2013. We expensed $23.9 million and $44.1 million during the three and six months ended June 30, 2013, respectively, of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during these periods. This compares to expensing of abnormal production-related costs of $2.4 million and $5.4 million during the three and six months ended June 30, 2012, respectively. Higher abnormal production costs in the first half of 2013, as compared to the second half of 2012, were due primarily to period over period labor cost increases, despite modest increments in REO volumes produced, and to abnormal consumption of the primary chemicals used for our REO production during the commissioning and testing phase of our new separation processes in the first half of 2013 at Resources. As of June 30, 2013, we had a total of 393 employees at our Molycorp Mountain Pass facility, as compared to 345 employees as of June 30, 2012. Staffing increases are directly related to the ramp up in employees needed to run the larger production facilities. Even though the costs of hydrochloric acid and caustic soda, which are the main chemicals used in our REO separation processes at Resources, have decreased during the first half of 2013, as compared to the first half of 2012, variable production costs at Resources were unfavorably affected by higher consumption of those chemicals per unit of REO produced during the commissioning and testing phase of our new separation processes in the first half of 2013. Hydrochloric acid and caustic soda costs have decreased, on average and in the aggregate, by approximately 19% from the first half of 2012 to the first half of 2013, contributing to savings of approximately $0.13 cents per kilogram of REO produced, whereas the temporary higher consumption of chemicals associated with the start-up phase of our new separation processes led to a cost increase of approximately $1.60 per kilogram of REO produced. The commissioning and testing of the new separation processes at Resources also led to an increase in wastewater transportation costs of approximately $0.35 per kilogram of REO produced in the first half of 2013, as compared to the corresponding prior-year period. However, we anticipate sourcing more of our chemicals internally during the second half of 2013 and into 2014, when our chloralkali plant is expected to be fully operational and optimized, which will allow us to recycle water used in the REO separation process, as well as regenerate chemicals needed for the REO separation at the Resources segment. The anticipated incremental, but not absolute, sourcing of chemicals from within our Molycorp Mountain Pass facility, and the future elimination of our current need to transport wastewater at an offsite facility, are expected to gradually contribute to lowering our cost of production over the next few quarters.
Operating income for the three and six months ended June 30, 2013 was further reduced at the Resources segment by $9.9 million and $26.7 million, respectively, of finished goods and work-in-process inventory write-down to net realizable value, as compared to $9.4 million and $9.7 million for the corresponding periods in 2012, respectively. In addition, due to slow moving inventory and adjustments to estimated REO quantities, Resources recognized write-downs of stockpile inventory totaling $4.5 million and zero for the three months ended June 30, 2013 and 2012, $6.9 million and zero for the six months ended June 30, 2013 and 2012, respectively. The deterioration in REEs prices described above, combined with a lower inventory turnover caused by the current conservative purchasing pattern of our customers and the delays associated with our modernization and expansion efforts at our Molycorp Mountain Pass facility, led to this higher inventory write-down in the first half of 2013.
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
Chemicals and Oxides' sales were $41.5 million on volume of 1,266 mt and $105.7 million on volume of 3,132 mt for the three and six months ended June 30, 2013, respectively. This compares to sales for this segment of $39.7 million on volume of 692 mt and $50.3 million on volume of 969 mt for the three and six months ended June 30, 2012, respectively. ASP was $32.76 per kilogram and $33.74 per kilogram for the three and six months ended June 30, 2013, respectively, as compared to $57.47 per kilogram and $51.91 per kilogram for the corresponding periods in 2012, respectively. The Molycorp Canada acquisition accounted for approximately 78% of the second quarter 2013 sales in this segment at an ASP of $38.20 per kilogram, and approximately 76% of the first half of 2013 sales at an ASP of $39.70 per kilogram. For the period from June 12, 2012 to June 30, 2012, the Molycorp Canada acquisition accounted for approximately $21.8 million of the second quarter 2012 sales in this segment at an ASP of $104.00 per kilogram.
Given the current global economic environment, customers in all market segments we serve have been monitoring closely and, in some instances, reducing their inventory levels. Although certain markets served by this segment have shown signs of improvements during the first and second quarter of 2013, demand for multi-layer ceramic capacitor, glass polishing and phosphor applications remained weak. REO demand for automotive catalyst and fluid cracking catalyst applications, as well as automotive and smaller battery applications, continued to improve during the first and second quarter of 2013, as compared to the corresponding periods in 2012.
The segment's operating income in the first and second quarter of 2013 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be higher by $0.5 million and $2.5 million for the three and six months ended June 30, 2013, respectively, had we not stepped-up the inventory value at the time of acquisition. In addition, during the three and six months ended June 30, 2013, we recognized write-downs of inventory to net realizable value of $9.0 million and $11.7 million, respectively, and expensed $0.6 million and $2.0 million, respectively, of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. Write-downs of inventory to net realizable value during the three and six months ended June 30, 2012 were $9.7 million and $22.5 million, respectively. The prior-year periods write-downs were driven by the release of inventory that was stepped-up in value in conjunction with the Molycorp Silmet acquisition, which was completed at the time when abnormal premiums were placed on Chinese export quotas for REEs.
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
Magnetic Materials and Alloys' revenues were $66.1 million on volume of 1,485 mt and $120.8 million on volume of 2,748 mt for the three and six months ended June 30, 2013, respectively. This compares to sales of $31.5 million on volume of 579 mt and $50.5 million on volume of 747 mt for the three and six months ended June 30, 2012, respectively. ASP was $44.52 per kilogram and $43.96 per kilogram for the three and six months ended June 30, 2013, respectively, as compared to $80.18 per kilogram and $116.77 per kilogram for corresponding periods in 2012, respectively. Sales of Neo Powders™ in the second quarter of 2013 accounted for approximately 86% of this segment revenues at an ASP of $38.38 per kilogram, and approximately 89% in the first half of 2013 at an ASP of $39.17 per kilogram. For the period from June 12, 2012 to June 30, 2012, the Molycorp Canada acquisition accounted for approximately $18.7 million of the second quarter 2012 sales in this segment at an ASP of $50.71 per kilogram. In the first half of 2012, revenues from this segment derived primarily from the sale of neodymium and samarium alloys to one customer.
Magnetic Materials and Alloys' operating income for the three and six months ended June 30, 2013 was negatively affected by the write-down of inventory to net realizable value of $0.5 million and $0.6 million, respectively, and by $0.4 million and $0.8 million, respectively, of expenses for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. The inventory adjustment for six months ended June 30, 2013 was partially offset by the release of inventory that was stepped-down in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $0.1 million lower had we not stepped-down the inventory value at the time of acquisition. Write-downs of inventory to net realizable value at the Magnetic Materials and Alloys segment for the three and six months ended June 30, 2012 were $4.3 million and $4.5 million, respectively.
Rare Metals
Comparative results for the Rare Metals segment were affected by the addition to our product mix of gallium, indium and rhenium from the Molycorp Canada acquisition on June 11, 2012.
Revenues from our Rare Metals segment were $25.0 million and $52.5 million for the three and six months ended June 30, 2013, respectively, as compared to $17.5 million and $31.2 million for the three and six months ended June 30, 2012, respectively. In the second quarter of 2013, this segment sold 92 mt of products at an ASP of $272.14 per kilogram, as compared to 94 mt at an ASP of $187.35 per kilogram for the corresponding period in 2012. For the six months ended June 30, 2013 and 2012, Rare Metals sold 173 mt and 168 mt of products, respectively, at an ASP of $303.27 per kilogram and $185.36 per kilogram, respectively. The Molycorp Canada acquisition accounted for approximately 75% of Rare Metals' sales for the three months ended June 30, 2013 at an ASP of $367.35 per kilogram, and 62% at an ASP of $376.48 per kilogram in the first half of 2013. For the period from June 12, 2012 to June 30, 2012, the Molycorp Canada acquisition accounted for approximately $3.1 million of the second quarter 2012 sales in this segment at an ASP of $391.50 per kilogram.
The continued adoption of LED applications, which require the use of some rare metals we produce, is allowing this segment to benefit from the diversification that our Chemicals and Oxides segment is experiencing relative to certain rare earth phosphor markets.
Similarly to the other segments, Rare Metals' operating income in the first and second quarter of 2013 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $0.5 million and $1.0 million higher for the three and six months ended June 30, 2013, respectively, had we not stepped-up the inventory value at the time of acquisition. In addition, during the same periods in 2013, we recognized write-down of inventory to net realizable value for $2.0 million and $2.1 million, respectively, and expensed $0.6 million and $0.6 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. There were no material adjustments to inventory in the corresponding periods of 2012 for this segment.
Selling, General and Administrative Expenses
Our consolidated selling, general and administrative expenses, including stock-based compensation, were $25.8 million and $52.3 million for the three and six months ended June 30, 2013, respectively, as compared to $23.1 million and $47.3 million for the three and six months ended June 30, 2012, respectively.
In the first quarter of 2013, we took a number of actions throughout the organization as part of our continuing effort to contain costs and increase the efficiency of our operations. As a result, we reduced a portion of our workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million in our Corporate segment through the end of the second quarter 2013. As of June 30, 2013, we paid $1.4 million of these severance benefits using our available cash balance at that time. The remainder will be paid over eight months from June 30, 2013. Starting in the latter part of fiscal 2011 and all through fiscal 2012, there was a significant deterioration in prices of rare earth products. In addition, delays in ramping up our Molycorp Mountain Pass facility to its initial planned annual run rate in 2012 deferred our ability to enter into longer-term contracts and generate the anticipated synergies, including positive cash flows, expected from the Molycorp Canada acquisition, which we completed in June 2012. Although our long-term strategy remains in place, such as achieving full-scale commercial production at our Molycorp Mountain Pass facility in 2013 and targeting the downstream markets that we believe have the potential for stronger rare earth products demand later in 2013, the weaker-than-expected financial performance of the last few quarters, attributable mainly to the operational and economic factors described above, required us to make certain adjustments to our short-term strategy to conserve cash and minimize costs.

Start-up costs related to the construction of our Molycorp Mountain Pass facility, which are included in our consolidated selling, general and administrative expenses, were $0.6 million and $1.2 million during the three and six months ended June 30, 2013, as compared to $6.9 million and $15.8 million in the corresponding periods of 2012. This explains the fact that our consolidated selling, general and administrative expenses did not change significantly period-over-period despite the Molycorp Canada acquisition and the severance and benefit costs we recognized in the first and second quarter of 2013.

Corporate Development
Corporate development expenses were $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively, as compared to $14.9 million and $18.3 million during the three and six months ended June 30, 2012, respectively, when we incurred the majority of due diligence and other costs related to the Molycorp Canada acquisition.
Depreciation, Amortization and Accretion
Consolidated depreciation and amortization expenses related to production were $18.6 million and $32.9 million for the three and six months ended June 30, 2013, respectively, as compared to $5.1 million and $8.5 million for the three and six months ended June 30, 2012, respectively. These period-over-period increases were primarily related to the addition of fixed assets acquired as part of the Molycorp Canada acquisition, and fixed assets that we constructed and placed into service at our Molycorp Mountain Pass facility subsequent to the first half of 2012.
Consolidated depreciation, amortization and accretion expenses unrelated to production were $8.3 million and $16.5 million for the three and six months ended June 30, 2013, respectively, as compared to $2.3 million and $2.6 million for the three and six months ended June 30, 2012, respectively. Such a large annual increase was mainly due to the addition of approximately $480.0 million in amortizable intangible assets in connection with the Molycorp Canada acquisition.
Research and Development
Consolidated research and development expenses were $6.5 million and $12.9 million for the three and six months ended June 30, 2013, respectively, as compared to $6.0 million and $9.7 million for the three and six months ended June 30, 2012, respectively. These period-over-period increases were attributable mainly to the addition of laboratories in Singapore and the United Kingdom as a result of the Molycorp Canada acquisition, which bolstered our efforts to improve the efficiency of our REO processing operations, to develop new applications for individual REEs and research value added rare metals applications. These expenses, which we anticipate to continue to increase in the future, consist primarily of salaries, outside labor, material and equipment.
Interest Expense
The significant increase in our short-term and long-term indebtedness from May 2012 to January 2013 led to the higher interest cost in the first and second quarter of 2013, as compared to the same quarters in 2012. Approximately 58% of the interest cost on our long-term debt was capitalized, on average, for the three and six months ended June 30, 2013, whereas the interest on our long-term debt outstanding during the first and second quarter of 2012 was virtually all capitalized.
Foreign exchange (loss) gain
We had a net foreign currency transaction gain of $1.7 million and $1.3 million during the three and six months ended June 30, 2013, respectively, as compared to a foreign currency transaction loss of $2.8 million and $1.2 million for the three and six months ended June 30, 2012, respectively, related primarily to the revaluation in euro of U.S. dollar monetary balances owed by Molycorp Silmet.
Other Expense
On March 28, 2012, we entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada. As of March 31, 2012, we recognized a loss of $6.7 million in other expense related to this contract.
Capital Expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $58.1 million and $157.4 million for the three and six months ended June 30, 2013, respectively, as compared to $234.9 million and $496.9 million for the three and six months ended June 30, 2012, respectively. The majority of these capitalized costs related to the modernization and expansion of our Molycorp Mountain Pass facility.

Related Party Transactions
We supply Neo Powders™ to our equity method investee TMT to produce rare earth magnetic compounds, and purchase these compounds back from TMT in the normal course of business. Keli, another equity method investees of ours, processes rare earth oxides into metals for inclusion in the Neo Powders™, also in the normal course of business.
For the three and six months ended June 30, 2013, we sold $1.1 million and $2.0 million, respectively, of Neo Powders™ to TMT, and purchased rare earth magnetic compounds from TMT for $0.4 million and $0.9 million, respectively.
We also purchased metals and received services from Keli for a total of $14.7 million and $24.4 million during the three and six months ended June 30, 2013 respectively.
Our equity method investee Ingal Stade sells gallium to our facilities located in Ontario, Canada and to some of our facilities in the United States. For the three and six months ended June 30, 2013, we purchased $1.1 million and $2.3 million, respectively, of gallium metal from Ingal Stade.
For the period from June 12, 2012 to June 30, 2012, we purchased $0.5 million worth of compounds from TMT, we purchased metals and received services from Keli totaling $5.3 million, and purchased $0.5 million of gallium metal from Ingal Stade.
Outlook for the Remainder of 2013
We are seeing increasingly bullish signals from customers across several segments for product demand in the second half of 2013, although we presently anticipate significantly lower than previously expected revenues and cash flow from operations. With regard to our Molycorp Mountain Pass facility, we expect to produce at rates that make economic sense and that correspond to market demand and maximize financial returns, and not necessarily produce just to meet original design specifications. As we continue to optimize operations at our Molycorp Mountain Pass facility, and bring up the chloralkali plant in in the second half of 2013, we should be ready to adjust production to meet customer demand and be price competitive with any rare earth producer in the world.
Capital Requirements
We expect capital expenditures for the modernization and expansion efforts and certain other capital projects at our Molycorp Mountain Pass Rare Earth facility to total approximately $1.54 billion. This updated projection includes certain expenditures that are expected to be deferred until 2014, including discretionary expenditures required only to expand production beyond the Molycorp Mountain Pass facility's designed capacity of 19,050 mt of REO, if and when market demand, product pricing, capital availability and financial returns will justify such production. Of the $1.54 billion projected capital expenditures, we had spent approximately $1.30 billion on a cash basis through June 30, 2013, excluding capitalized interest.
As of June 30, 2013, we estimate cash expenditures totaling approximately $150 million through December 31, 2013 and approximately $85 million in 2014 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at our Molycorp Mountain Pass facility. Additionally, we expect to spend approximately $17 million on other maintenance and expansion capital expenditures across all operating segments during the second half of 2013, some of which is discretionary.
Other cash requirements for the remainder of 2013 include the final payment of approximately $6.0 million to the noncontrolling shareholder of our majority owned Jiangyin Jia Hua Advanced Materal Resources Co. Ltd. facility in Jiangyin, China, and preferred stock dividend payments of approximately $5.6 million, if and after they are declared by our Board of Directors to be paid in cash.
Liquidity and Capital Resources
Given the combination of ramping up toward the designed capacity of 19,050 mt of REO per year at our Molycorp Mountain Pass facility and the declining pricing environment of rare earth elements, or REEs, we anticipate significantly lower than previously expected revenues and cash flow from operations through the remainder of 2013.
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
In addition to the remaining capital expenditures at our Molycorp Mountain Pass facility and other operating facilities, we expect to fund our working capital and other cash requirements, with our available cash balances of $264.2 million at June 30, 2013, anticipated future cash flow from operations at certain segments, potential proceeds from revolving credit facilities, equity issuances, and lease and loan financing for certain equipment that we are currently pursuing in our normal process of properly managing our cash and working capital requirements.
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
Cash Used in Operating Activities
Net cash used in operating activities was $74.0 million during the six months ended June 30, 2013, as compared to $64.4 million in the corresponding prior year period. This change was primarily driven by higher costs of sales incurred during the final start-up phases of the modernization and expansion efforts at our Molycorp Mountain Pass facility, and much larger interest expenses.
Cash Used in Investing Activities
Net cash used in investing activities in the half of 2013 were $268.4 million as compared to $1.0 billion in the first half of 2012. This decrease was attributable to our acquisition of Molycorp Canada in June 2012 combined with a slow down in capital expenditures at the Molycorp Mountain Pass facility, where the largest and more complex infrastructures erected as part of our expansion and modernization efforts are about to be completed.
Cash from Financing Activities
Net cash provided from financing activities were $378.5 million and $1.0 billion during the six months ended June 30, 2013 and 2012, respectively. In the first half of 2013, we raised $413.8 million, net of underwriting discount and transaction costs, through the issuance of our 5.50% convertible notes and the issuance of 43,125,000 shares of common stock. These cash inflows were partially offset by the repayment of certain bank loans of $27.3 million, the payment of preferred stock dividends of $5.7 million and other dividends we paid to one of our noncontrolling interests of $1.9 million. In the first half of 2012, we issued $650.0 million aggregate principal amount of our Senior Notes and raised $390.2 million through the issuance of common stock in a private placement to an entity that now is one of our largest stockholders.
Liquidity of Subsidiaries
Our total $264.2 million of cash and cash equivalents at June 30, 2013 is comprised of: 1) $113.9 million held by Molycorp Minerals, LLC; 2) $3.5 million held by Molycorp Silmet; 3) $6.8 million held by MMA; and 4) $140.0 million held by Molycorp Canada.
At June 30, 2013, our foreign operating subsidiaries held cash and cash equivalents in foreign countries as follows:

(In thousands)
China (including Hong Kong)	$89,605
Barbados	21,583
Canada	7,350
Japan	2,606
Germany	(301)
United Kingdom	3,021
Thailand	1,357
Korea	625
Singapore	942
Estonia	3,514
Luxembourg	80
Other	21
Total cash and cash equivalents in foreign countries	130,403

United States	133,759
Total cash and cash equivalents	$264,162
In addition to cash and cash equivalents, the primary sources of liquidity of our subsidiaries are cash provided by operations and, in the case of our activities in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At June 30, 2013, Molycorp, Inc. had a net receivable balance of $367.5 million from MCP Exchangeco Inc.; Molycorp Minerals Canada ULC had a net receivable balance from Molycorp Minerals, LLC of $100.0 million; Magnequench International Inc. had a net receivable balance of $40.0 million from Molycorp Minerals, LLC; Molycorp Minerals, LLC had a net receivable balance from: Molycorp Minerals Canada ULC of $217.5 million, from Molycorp Silmet of $18.5 million, from MMA of $2.0 million and from our liaison office in Tokyo, Japan of $0.3 million. Our subsidiaries' liquidity generally is used to fund their working capital requirements, investments, capital expenditures and third-party debt service requirements.

Contractual Obligations
At June 30, 2013, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$7,845	$2,709	$3,627	$425	$1,085
Purchase obligations and other commitments (2)	216,204	191,135	13,349	6,717	5,002
Employee obligations (3)	1,000	1,000	—	—	—
Asset retirement obligations (4)	34,766	1,993	7,780	393	24,600
Debt and capital lease obligations, including fixed interest payments	2,146,770	121,255	553,322	747,385	724,808
Total	$2,406,585	$318,092	$578,078	$754,920	$755,495

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.

Off-Balance Sheet Arrangements
As of June 30, 2013, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
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

Cerium
Cerium (Ce) is a soft, silvery, ductile metal that easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite. Cerium has two relatively stable oxidation states, enabling both the storage of oxygen and its widespread use in catalytic converters. Cerium is also widely used in glass polish.

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
Interest Rate Risk
Our exposure to the interest rate risk as a result of our total variable interest debt, which totaled $16.4 million at June 30, 2013, would result in an approximately $0.2 million annual increase/decrease in interest rate expense for every 100 basis point increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.
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

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on its evaluation, in light of the material weakness described below that resulted in a restatement of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2013, the Company's management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2013 to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Sufficient complement of accounting and financial reporting personnel
As of June 30, 2013, we continued to have a material weakness as we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. This limited our ability, in certain areas, to ensure the necessary consistent communication, reinforcement, and application of accounting policies to make appropriate accounting adjustments and disclosure decisions and resulted in ineffective review of certain reconciliations and journal entries and errors in recording transactions in the financial records.
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
The control deficiency described above could result in a material misstatement to the annual consolidated financial statements and disclosures or to the interim consolidated financial statements and disclosures that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. Although our remediation efforts are continuing, during the quarter ended June 30, 2013, we hired additional accounting and financial reporting personnel, including an Operations Controller at our Mountain Pass facility. No additional material misstatements of the Company's historical annual or interim consolidated financial statements and disclosures have been identified.
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

•	Replaced the Operations Controller at our Mountain Pass operation; and

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
Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, other than the remediation efforts taken with respect to the material weakness described above.

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
        Eight stockholder derivative lawsuits have been filed in three different jurisdictions purportedly on behalf of Molycorp, Inc., against certain of its directors and officers, and certain of its private equity investors. These cases have been filed in the Delaware Court of Chancery, the U.S. District Court in Colorado, and the District Court in Arapahoe County, Colorado. They are captioned: Gaines v. Smith et al., Case No. 7282 (Del. Ch. Feb. 12, 2012); Paskowitz v. Smith et al., Case No. 7319 (Del. Ch. Mar. 9, 2012); Wilson v. Smith et al., No. 7395-VCN (Del. Ch. April 4, 2012); Resource Equities, G.P. v. Smith et al., Case No. 8744 (Del. Ch. July 23, 2013); Wells v. Smith et al., No. 1:12-cv-00447-WJM (D. Colo. Feb. 21, 2012); Swaggerty v. Smith et al., No. 12-cv-00589-CMA-KLM (D. Colo. Mar. 7, 2012); Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo. Feb. 24, 2012); and Nationwide Consulting, Inc. v. Smith et al., No. 12 CV 448 (Arapahoe Cnty., Colo. Mar. 5, 2012). The Clem and Nationwide cases, which were previously consolidated under the caption Clem v. Smith et al., No. 12 CV 392 (Arapahoe Cnty., Colo.), have been voluntarily dismissed without prejudice. The Wells and Swaggerty cases have both been dismissed without prejudice in favor of the lawsuits proceeding in the Delaware Court of Chancery.  As a result, plaintiffs in the Wells and Swaggerty cases filed notices of appeal before the 10th Circuit. The defendants have filed a responsive brief in the 10th Circuit in the Wells and Swaggerty cases. The 10th Circuit case has been fully briefed and the court has heard oral argument. The court has not yet ruled on the appeal.
        The derivative cases have been consolidated, with the exception of the Wells and Swaggerty cases, which are the subject of an appeal in the 10th Circuit, and the recently filed Resource Equities case, which has yet to be consolidated with the earlier filed cases, and are proceeding in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed with the Delaware Court of Chancery challenging, among other things, certain sales of stock by officers, directors and private equity firms, and certain Molycorp corporate acquisitions during 2011. The amended complaint asserts causes of action for: (1) alleged breaches of fiduciary duty, including the duties of loyalty and due care; (2) alleged breach of fiduciary duty not to trade on or misuse material non-public information; (3) alleged unjust enrichment; and (4) alleged aiding and abetting a breach of fiduciary duty against controlling stockholders. On behalf of Molycorp, the plaintiffs in the derivative actions seek, among other things, monetary damages, restitution, an accounting, and certain changes to corporate governance procedures. On October 22, 2012, the defendants filed motions to dismiss and motions to stay the consolidated Delaware derivative action pending resolution of the securities class action lawsuit. By order dated May 15, 2013, the Delaware Court of Chancery granted the defendants' motions to stay the consolidated Delaware derivative action pending final disposition of the securities class action lawsuit, subject to the ability of any party to move to vacate the order for good cause. As a result of this order, all actions in the Delaware derivative action currently are stayed pending final disposition of the securities class action lawsuit.
In August 2012, the staff of the SEC notified the Company that a formal order of investigation (the "Investigation") had been issued regarding, among other things, the accuracy of the Company's public disclosures. On June 27, 2013, the staff of the SEC notified the Company that the Investigation has been completed and that the staff does not intend to recommend any enforcement action by the SEC against the Company.

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

10.1	Letter Agreement, dated May 29, 2013, by and between Molycorp, Inc. and Constantine Karayannopoulos.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document