Form 10-K/A
period 2012-12-31
Molycorp, Inc.
filed 2013-10-15
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Molycorp, Inc. ("we" or the "Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2013. The Company filed an Amendment No. 1 to the Form 10-K on April 30, 2013 solely for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2013 annual meeting of stockholders because the Company's definitive proxy statement was not filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2012.
We are filing this Amendment No. 2 to our Form 10-K to revise Part II, Item 9A. Controls and Procedures as it relates to our conclusion regarding our disclosure controls and procedures and report on internal control over financial reporting.

As disclosed in our Form 8-K filed with the SEC on August 14, 2013, we filed an amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 and a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. In Part I, Item 4. Controls and Procedures of those Quarterly Reports, we disclosed that, in light of a material weakness that resulted in a restatement of our unaudited condensed consolidated financial statements for the three months ended March 31, 2013, we re-evaluated our conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2012. During our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, we identified certain deficiencies that were not considered to be a material weakness, either individually or in the aggregate. Given the subsequent identification of a material weakness for the quarter ended March 31, 2013, we now consider certain control deficiencies identified as of December 31, 2012 to be a material weakness when considered in the aggregate. As of December 31, 2012, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. This limited our ability, in certain areas, to ensure the necessary consistent communication, reinforcement, and application of accounting policies to make appropriate accounting adjustments and disclosure decisions and resulted in ineffective review of certain reconciliations and journal entries and errors in recording transactions in the financial records.

In addition, and independently from the revision of Part II, Item 9A. Controls and Procedures mentioned above, in this Amendment No. 2 we have updated our capital requirements and liquidity disclosures, revised the December 31, 2012 audited consolidated financial statements and total assets by segments in connection with the final allocation of the consideration transferred to the net assets of Molycorp Canada, and revised the subsidiary guarantor financial information to correct a derivative loss classification error between Parent and Guarantor Subsidiaries in 2012. As a result, we updated our capital requirements and liquidity disclosures in the Management's Discussion and Analysis of Financial Conditions and Results of Operations, and the disclosures contained in Note 3, Note 9, Note 11, Note 15, Note 17, Note 27 and Note 28 to the audited consolidated financial statements contained in Part II, Item 8.

As a result, the following items of the Form 10-K are being amended:

-	Part II – Item 6. Selected Financial Data

-	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

-	Part II – Item 8. Financial Statements and Supplementary Data

-	Part II – Item 9A. Controls and Procedures

-	Part IV – Item 15. Exhibits and Financial Statement Schedules

All other information contained in the Form 10-K remains unchanged. This Amendment No. 2 does not reflect any subsequent information or events, except the revision of Part II, Item 9A. Controls and Procedures and the updates described above. Without limitation to the foregoing, except as noted above, this Amendment No. 2 does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-K and subsequent filings with the SEC that contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-

Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV, and the disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5, are amended to include the currently dated certifications as exhibits.

MOLYCORP, INC.

PART II
ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data was derived from Molycorp, Inc.'s audited consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010 and 2009, and from Molycorp, LLC's audited consolidated financial statements for the period from June 12, 2008 (Inception) through December 31, 2008. This selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K/A, and our "Financial Statements and Supplementary Data" in Item 8 of this Annual Report on Form 10-K/A.

	Year Ended December 31,				From June 12, 2008 (Inception) through December 31,
Summary Statement of Operations Data	2012 (a)	2011 (b)	2010	2009	2008
	(In thousands, except for share and per share data)
	(Revised)
Revenues	$528,910	$396,831	$35,157	$7,093	$2,137
Gross profit (loss)	$17,345	$218,941	$666	$(14,692)	$(10,890)
Operating (loss) income	$(467,886)	$152,866	$(51,178)	$(28,574)	$(14,138)
Net (loss) income attributable to Molycorp stockholders	$(481,169)	$117,526	$(50,774)	$(28,587)	$(14,074)
Weighted average shares outstanding (Common shares) (c):
Basic	107,064,892	83,454,221	62,332,054	39,526,568	38,829,225
Diluted	107,064,892	85,220,017	62,332,054	39,526,568	38,829,225
Income (loss) per share of common stock (d):
Basic	$(4.60)	$1.29	$(0.81)	$(0.72)	$(0.36)
Diluted	$(4.60)	$1.27	$(0.81)	$(0.72)	$(0.36)

	December 31,
Summary Balance Sheet Data	2012	2011	2010	2009	2008
	(In thousands)
	(Revised)
Property, plant and equipment, net	$1,544,304	$561,628	$93,966	$66,352	$63,052
Intangible assets, net and goodwill	$690,680	$6,504	$639	$704	$770
Total assets	$2,992,535	$1,255,125	$479,560	$97,666	$95,355
Debt and capital lease obligations	$1,188,832	$196,545	—	—	—

	Year Ended December 31,				From June 12, 2008 (Inception) through December 31,
Other Financial Data	2012	2011	2010	2009	2008
	(In thousands)
Capital expenditures (e)	$791,469	$302,180	$33,129	$7,285	$321
_________________________________________________________________________

(a)	Includes the consolidation of Molycorp Canada from June 11, 2012.

(b)	Includes the consolidation of Molycorp Silmet from April 1, 2011, and the consolidation of MMA from April 15, 2011.

(c)
Weighted average shares outstanding gives retroactive effect to the Corporate Reorganization (as defined under "Our Corporate History and Structure" in Item I of the Annual Report on Form 10-K filed on March 18, 2013), the conversion of all of our Class A common stock and Class B common stock into shares of common stock and the consummation of our initial public offering, and the 38.23435373-for-one stock split we completed on July 9, 2010 as if such events had occurred on June 12, 2008.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs and involves risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those discussed below, under the headings "Risk Factors" and "Special Note Regarding Forward-Looking Statements" and in other parts of the Annual Report on Form 10-K filed on March 18, 2013. In this Annual Report on Form 10-K/A, unless the context requires otherwise, references to "Molycorp," "we," "our" or "us" refer to Molycorp, LLC and its consolidated subsidiaries prior to the Corporate Reorganization (as described below) and Molycorp, Inc. and its consolidated subsidiaries after the Corporate Reorganization.
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

Our business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. See Note 4 in Item 8 of this Annual Report on Form 10-K/A for financial information regarding our reportable segments.
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
Impairment of Goodwill and Other Intangible Assets
We tested the recoverability of our goodwill and other intangible assets at December 31, 2012 and recorded a total impairment charge of approximately $295.9 million in the fourth quarter of 2012. See Note 9 in Item 8 of this Annual Report on Form 10-K/A for further details. Circumstances that negatively affected our fair value estimate of the reporting units where goodwill was impaired included: longer-than-anticipated soft pricing environment for rare earths and certain rare metals; loss of some end markets due to 2011 rare earths high prices not returning to lower levels as quickly as anticipated; stalled growth for some new bonded magnet applications due to a peak in neodymium prices in 2011; and delays in ramping up our Molycorp Mountain Pass facility that deferred our ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition. Circumstances leading to the impairment of other intangible assets included lower margins forecast due to certain patents expiration in 2014. The goodwill and other intangible assets impaired were substantially derived from the Molycorp Canada acquisition.
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
We are a Subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the years ended December 31, 2012, 2011, and 2010 our effective income tax rate was 10.3%, 19.5% and 0%, respectively. Our December 31, 2012 effective income tax rate was impacted primarily by permanent differences between book and tax income including the impairment of goodwill, settlements related to uncertain tax positions, and the difference in income tax rates between the U.S. and foreign jurisdictions adjusted for the U.S. taxation of foreign profits.
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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we incurred approximately $26.8 million and $6.1 million in 2012 and 2011, respectively, and expect to incur approximately $4.0 million in 2013, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. Included in the 2012 and 2011 amounts above are approximately $22.1 million and $4.9 million, respectively, for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds. The expenditures for removal and disposal of excess wastewater were incurred to allow the facilities under construction at Molycorp Mountain Pass to become fully operational. We estimate that we will incur approximately $6.0 million for wastewater transportation and disposal costs in 2013.
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
The costs we anticipate to incur as part of our on-going mine reclamation activities at our Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure in Note 13 in Item 8 of this Annual Report on Form 10-K/A.
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
Impact of Inflation
The cost estimates associated with the modernization and expansion of the Molycorp Mountain Pass facility described under the heading "Capital Investments" have not been adjusted for inflation. In the event of significant inflation, the funds required to execute our business plan over the next few years could increase proportionately. This could delay or preclude our business expansion efforts, or require us to raise additional capital. In addition, historical inflation rates have been used to estimate the future liability associated with our future remediation and reclamation obligations as reflected in the asset retirement obligations in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A. If inflation rates significantly exceed the historical inflation rates, our future obligations could significantly increase.
Foreign Currency Fluctuations
See "Foreign Currency Risk" under Item 7A of the Annual Report on Form 10-K filed on March 18, 2013.
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

Prior to 2011, there was only one segment consisting of our operations at the Molycorp Mountain Pass facility.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Year ended December 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
	(Revised)
Revenues:	(In thousands)
External	$88,870	$181,849	$179,335	$78,856	$—		$528,910
Intersegment	7,256	25,717	—	—	(32,973)		—
Total revenues	$96,126	$207,566	$179,335	$78,856	$(32,973)		$528,910
Depreciation, amortization and accretion	$(13,991)	$(13,110)	$(19,737)	$(6,154)	$—	$(133)	$(53,125)
Operating (loss) income	$(70,220)	$(191,059)	$(125,543)	$(20,408)	$24,803	$(85,459)	$(467,886)
(Loss) income before income taxes and equity earnings	$(70,469)	$(190,094)	$(126,981)	$(19,918)	$24,803	$(143,269)	$(525,928)
Total assets at December 31, 2012	$1,802,842	$639,847	$593,197	$117,961	$(187,567)	$26,255	$2,992,535
Capital expenditures (c)	$814,054	$10,910	$5,614	$10,750	$—	$1,733	$843,061

Year ended December 31, 2011	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$253,563	$40,216	$56,772	$46,280	$—		$396,831
Intersegment	55,155	13,902	—	—	(69,057)		—
Total revenues	$308,718	$54,118	$56,772	$46,280	$(69,057)		$396,831
Depreciation, amortization and accretion	$(10,553)	$(1,958)	$(236)	$(2,449)	$—	$(31)	$(15,227)
Operating income (loss)	$218,549	$8,700	$2,331	$2,131	$(27,443)	$(51,402)	$152,866
Income (loss) before income taxes	$218,391	$5,785	$2,336	$(634)	$(27,443)	$(51,525)	$146,910
Total assets at December 31, 2011	$824,712	$46,368	$30,061	$71,634	$(143,730)	$426,080	$1,255,125
Capital expenditures (c)	$401,047	$8,170	$—	$—	$—	$—	$409,217

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
Additionally, operating income in the Chemicals and Oxides segment included an impairment of goodwill of $161.1 million. Circumstances that negatively affected our fair value estimate of the reporting units in the Chemicals and Oxides segment where goodwill was impaired included: longer-than-anticipated soft rare earths pricing environment; loss of some end markets due to 2011 rare earths high prices not returning to lower levels as quickly as anticipated; and delays in ramping up our Molycorp Mountain Pass facility that deferred our ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition. The reporting units impacted by this impairment charge were acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K/A for further details on the goodwill impairment.
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
Additionally, operating income in the Magnetic Materials and Alloys segment included an impairment of goodwill of approximately $112.7 million and an impairment of other intangible assets of $6.0 million. Stalled growth for some new bonded magnet applications due to a peak in neodymium prices in 2011 primarily affected our fair value estimate of the reporting unit in the Magnetic Materials and Alloys segment where goodwill was impaired. Lower margins forecast associated with certain patents expiration in 2014 lead to the impairment of other intangible assets in the same reporting unit affected by the goodwill write-down. The reporting unit impacted by both impairment charges was acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K/A for further details on these impairment charges.
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
Additionally, operating income in the Rare Metals segment included an impairment of goodwill of $16.1 million and an impairment of long-lived tangible assets of $2.0 million. This impairment was primarily driven by the longer than anticipated soft pricing environment for the rare metals businesses acquired as part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K/A for further details.
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
Interest Expense
Interest expense related to all our long-term indebtedness was mostly capitalized during 2012. Non-capitalized interest expense was nominal in 2011 and related to indebtedness assumed as part of the Molycorp Silmet acquisition. Other interest expense we incurred for the year ended December 31, 2012 related to: the payment of a commitment fee of approximately $7.9 million for a bridge loan we secured with a financial institution prior to the issuance in May 2012 of $650.0 million aggregate principal amount of 10% senior secured notes due 2020, which we refer to as our Senior Notes; $1.7 million of interest accrued that we paid upon the repurchase of the majority of the $230.0 million aggregate principal amount of Debentures in August 2012; and interest incurred on short-term indebtedness that we assumed as part of the Molycorp Canada acquisition. See Note 14 in Item 8 of this Annual Report on Form 10-K/A for further details on our indebtedness.

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
Capital Investments
We expect capital expenditures for the modernization and expansion efforts and certain other capital projects at our Molycorp Mountain Pass facility to total approximately $1.55 billion. This updated projection includes certain expenditures that are expected to be deferred until 2014 and 2015, including discretionary expenditures required only to expand production beyond the Molycorp Mountain Pass facility's design capacity of 19,050 mt of REO, if and when market demand, product pricing, capital availability and financial returns will justify such production. Of the $1.55 billion projected capital expenditures, we had spent approximately $1.30 billion on a cash basis through June 30, 2013, excluding capitalized interest.
As of June 30, 2013, we estimate cash expenditures totaling approximately $130 million through December 31, 2013, approximately $40 million in 2014 and approximately $70 million in 2015 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at our Molycorp Mountain Pass facility. Additionally, we expect to spend approximately $17 million on other maintenance and expansion capital expenditures across all operating segments during the second half of 2013, some of which is discretionary.
Other cash requirements for the remainder of 2013 include the final payment of approximately $6.0 million to the noncontrolling shareholder of our majority owned Jiangyin Jia Hua Advanced Materal Resources Co. Ltd. facility in Jiangyin, China, and preferred stock dividend payments of approximately $5.6 million, if and after they are declared by our Board of Directors to be paid in cash.
Liquidity and Capital Resources
Given the combination of ramping up toward the design capacity of 19,050 mt of REO per year at our Molycorp Mountain Pass facility and the declining pricing environment of rare earth elements, or REEs, we anticipate significantly lower than previously expected revenues and cash flow from operations through the remainder of 2013.
We plan to fund our capital expenditures primarily from our consolidated cash balances of $264.2 million as of June 30, 2013, and cash generated from operations. While our cash balances as of June 30, 2013 will fund a substantial portion of these capital needs, the full funding of our planned capital expenditures continues to be dependent on (i) our cost estimates for capital expenditures being accurate, (ii) our ability to ramp up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without further delays and the successful commissioning of our chloralkali plant and our multi-stage cracking unit, which is expected to reduce our cash costs of production, (iii) market conditions improving over what we are currently experiencing and that we are able to sell all our production at such prices (we estimate that a 15% drop in market prices for all REEs would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $8 million and that a

15% drop in volumes would reduce our estimated consolidated cash balance as of December 31, 2013 by approximately $30 million), (iv) our ability to sell our entire production of REO (in particular, including our ability to sell our cerium through acceptance of SorbX or otherwise) and (v) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and it may need additional financing.
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
On October 14, 2013, we entered into an agreement with Molibdenos y Metales S.A., or Molymet, pursuant to which Molymet agreed that, at our request during the term of the agreement, Molymet would purchase $50.0 million of our common stock. The agreement with Molymet expires on October 28, 2013.
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
As of December 31, 2012, we had goodwill of $239.7 million, net of an impairment of approximately $289.9 million that we recognized in the fourth quarter of 2012. Circumstances that negatively affected our fair value estimate of the reporting units where goodwill was impaired included: longer than anticipated soft pricing environment for rare earths and certain rare metals; loss of some end-markets due to 2011 rare earths high prices not returning as quickly as anticipated; stalled growth for some new bonded magnet applications due to peak in neodymium prices in 2011; and delays in ramping up our Molycorp Mountain Pass facility that deferred our ability to enter into longer-term contracts. The goodwill impaired were substantially derived from the Molycorp Canada acquisition. The future occurrence of potential indicators of impairment affecting any of our reporting units could result in further goodwill impairment charges, which could adversely impact our net results of operations.
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

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933. All statements in this Annual Report on Form 10-K/A, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as "may," "will," "would," "could," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative or plural of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements.
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

•
our ability to complete our planned capital projects, such as our modernization and expansion efforts, including the achievement of the design capacity of 19,050 mt of REO at our Molycorp Mountain Pass facility, and reach full planned production of REO and other planned downstream products, in each case within the projected time frame;

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
See "Item 1A. Risk Factors" in the Annual Report on Form 10-K filed on March 18, 2013 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Any forward-looking statement you read in the Annual Report on Form 10-K, as amended, reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements because such statements speak only as to the date when made. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as otherwise required by applicable law.
The Annual Report on Form 10-K, as amended, also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Molycorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Molycorp, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that a material weakness in internal control over financial reporting related to not maintaining a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with their financial reporting requirements existed as of that date. Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to not maintaining a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with their financial reporting requirements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in management's annual report on internal control over financial reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in management's annual report on internal control over financial reporting, management has excluded Molycorp Minerals Canada ULC from its assessment of internal control over financial reporting as of December 31, 2012, because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Molycorp Minerals Canada ULC from our audit of internal control over financial reporting. Molycorp Minerals Canada ULC is a wholly-owned subsidiary whose total assets and total revenues, on a consolidated basis, represent 40% and 58%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 17, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of completion of the purchase price allocation for the Molycorp Minerals Canada ULC acquisition as described in Note 2a, the liquidity and capital requirements as described in Note 3, and the matter described in the seventh paragraph of management's annual report on internal control over financial reporting, as to which the date is October 14, 2013

MOLYCORP, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	At December 31,
	2012	2011
	(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$227,790	$418,855
Trade accounts receivable, net (Note 2)	52,430	70,679
Inventory (Note 5)	287,376	111,943
Deferred charges (Note 15)	9,412	7,318
Deferred tax assets (Note 15)	9,789	—
Income tax receivable	25,087	10,514
Prepaid expenses and other current assets	21,794	19,735
Total current assets	633,678	639,044
Non-current assets:
Deposits (Note 6)	26,769	23,286
Property, plant and equipment, net (Note 7)	1,544,304	561,628
Inventory (Note 5)	26,096	4,362
Intangible assets, net (Note 9)	450,938	3,072
Investments	64,036	20,000
Goodwill (Note 9)	239,742	3,432
Other non-current assets	6,972	301
Total non-current assets	2,358,857	616,081
Total assets	$2,992,535	$1,255,125

	At December 31,
	2012	2011
	(Revised)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$241,994	$161,587
Accrued expenses (Note 12)	59,013	12,898
Income tax payable	15,267	—
Deferred tax liabilities (Note 15)	—	1,356
Debt and capital lease obligations (Note 14)	39,604	1,516
Other current liabilities	3,539	1,266
Total current liabilities	359,417	178,623
Non-current liabilities:
Asset retirement obligation (Note 13)	18,586	15,145
Deferred tax liabilities (Note 15)	160,675	18,899
Debt and capital lease obligations (Note 14)	1,188,832	196,545
Derivative liability (Note 25)	7,816	—
Pension liabilities (Note 26)	3,292	—
Other non-current liabilities	2,659	683
Total non-current liabilities	1,381,860	231,272
Total liabilities	$1,741,277	$409,895
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at December 31, 2012 (Note 16)	139	84
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2012 (Note 16)	2	2
Additional paid-in capital	1,691,429	838,547
Accumulated other comprehensive loss	(9,433)	(8,481)
(Deficit) retained earnings	(466,091)	15,078
Total Molycorp stockholders’ equity	1,216,046	845,230
Noncontrolling interests	35,212	—
Total stockholders’ equity	1,251,258	845,230
Total liabilities and stockholders’ equity	$2,992,535	$1,255,125

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
	(Revised)
Revenues	$528,910	$396,831	$35,157
Costs of sales:
Costs excluding depreciation and amortization	(480,655)	(164,351)	(28,797)
Depreciation and amortization	(30,910)	(13,539)	(5,694)
Gross profit	17,345	218,941	666
Operating expenses:
Selling, general and administrative	(113,669)	(50,757)	(45,175)
Corporate development	(19,796)	(5,912)	—
Depreciation, amortization and accretion	(22,215)	(1,688)	(1,231)
Research and development	(27,796)	(7,718)	(2,338)
Impairment of goodwill and other long-lived assets	(301,755)	—	(3,100)
Operating (loss) income	(467,886)	152,866	(51,178)
Other (expense) income:
Other (expense) income	(38,798)	(153)	155
Foreign exchange gain (loss), net	2,872	(5,415)	—
Interest (expense) income, net of capitalized interest	(22,116)	(388)	249
	(58,042)	(5,956)	404
(Loss) income before income taxes and equity earnings	(525,928)	146,910	(50,774)
Income tax benefit (expense)	54,075	(28,576)	—
Equity in results of affiliates	(3,490)	—	—
Net (loss) income	(475,343)	118,334	(50,774)
Net income attributable to noncontrolling interest	(5,826)	(808)	—
Net (loss) income attributable to Molycorp stockholders	$(481,169)	$117,526	$(50,774)

Net (loss) income	$(475,343)	$118,334	$(50,774)
Other comprehensive income:
Foreign currency translation adjustments	(952)	(8,481)	—
Comprehensive (loss) income	$(476,295)	$109,853	$(50,774)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(470,469)	109,468	(50,774)
Noncontrolling interest	(5,826)	385	—
	$(476,295)	$109,853	$(50,774)
(Loss) income per share of common stock (Note 17):
Basic	$(4.60)	$1.29	$(0.81)
Diluted	$(4.60)	$1.27	$(0.81)

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Class A Common Stock		Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$
Balance at December 31, 2009	44,998,185	$45	—	$—	—	$—	$117,231	$—	$(42,661)	$74,615	$—	$74,615
Issuance of shares	5,767,670	6	—	—	—	—	14,994	—	—	15,000	—	15,000
Exercise of employee options	126,405	—	—	—	—	—	300	—	—	300	—	300
Conversion of Class A common stock to common stock in conjunction with the initial public offering on August 3, 2010	(50,892,260)	(51)	50,892,260	51	—	—	—	—	—	—	—	—
Sale of shares of common stock at $14.00 per share in initial public offering on August 3, 2010, net of underwriting fees and other offering costs of $29.2 million		—	29,128,700	29	—	—	378,604	—	—	378,633	—	378,633
Conversion of Class B common stock to common stock in conjunction with the initial public offering on August 3, 2010		—	2,232,740	2	—	—	28,661	—	—	28,663	—	28,663
Stock-based compensation		—	37,500	—	—	—	76	—	—	76	—	76
Net loss		—	—	—	—	—	—	—	(50,774)	(50,774)	—	(50,774)
Balance at December 31, 2010	—	$—	82,291,200	$82	—	$—	$539,866	$—	$(93,435)	$446,513	$—	$446,513
Sale of Series A mandatory convertible preferred stock at $100.00 per share, net of underwriting fees and other offering costs	—	—	—	—	2,070,000	2	199,640	—	—	199,642	—	199,642
Stock-based compensation	—	—	11,424	—	—	—	4,671	—	—	4,671	—	4,671
Issuance of shares for interest in Molycorp Silmet	—	—	1,593,419	2	—	—	72,653	—	—	72,655	8,820	81,475
Component of convertible debt	—	—	—	—	—	—	36,227	—	—	36,227	—	36,227
Deferred taxes on component of convertible debt	—	—	—	—	—	—	(14,138)	—	—	(14,138)	—	(14,138)
Net income	—	—	—	—	—	—	—	—	117,526	117,526	808	118,334
Preferred dividends	—	—	—	—	—	—	—	—	(9,013)	(9,013)	—	(9,013)
Other comprehensive loss	—	—	—	—	—	—	—	(8,058)	—	(8,058)	(423)	(8,481)
Acquisition of noncontrolling interests	—	—	—	—	—	—	(372)	(423)	—	(795)	(9,205)	(10,000)
Balance at December 31, 2011	—	$—	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230

	Class A Common Stock		Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$
Stock-based compensation (Note 18)	—	—	3,740	—	—	—	3,434	—	—	3,434	—	3,434
Issuance of shares for investment from Molymet, net of stock issuance costs (Note 16)	—	—	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Issuance of shares for interest in Molycorp Canada (Note 16)	—	—	13,885,622	14	—	—	284,130	—	—	284,144	50,743	334,887
Issuance of shares for acquisition of exploration rights (Note 8)	—	—	788,410	1	—	—	7,999	—	—	8,000	—	8,000
Component of convertible debt (Note 14)	—	—	—	—	—	—	71,801	—	—	71,801	—	71,801
Deferred taxes on component of convertible debt	—	—	—	—	—	—	(27,106)	—	—	(27,106)	—	(27,106)
Issuance of shares for conversion of Debentures (Note 14)	—	—	99,723	—	—	—	1,421	—	—	1,421	—	1,421
Issuance of Primary Shares (Note 16)	—	—	13,800,000	14	—	—	132,116	—	—	132,130	—	132,130
Issuance of Borrowed Shares (Note 16)	—	—	13,800,000	14	—	—	11	—	—	25	—	25
Net (loss) income	—	—	—	—	—	—	—	—	(481,169)	(481,169)	5,826	(475,343)
Preferred dividends	—	—	—	—	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,977)	(5,977)
Acquisition of noncontrolling interests	—	—	—	—	—	—	380	—	—	380	(15,380)	(15,000)
Other comprehensive loss	—	—	—	—	—	—	—	(952)	—	(952)	—	(952)
Balance at December 31, 2012 (Revised)	—	$—	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011	2010
	(Revised)
Cash flows from operating activities:
Net (loss) income	$(475,343)	$118,334	$(50,774)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization and accretion	53,125	15,227	6,927
Deferred income tax benefit	(23,563)	2,924	—
Inventory write-downs	83,039	3,776	3,473
Release of inventory step-up value	24,729	10,200	—
Impairment of goodwill	289,894	—	—
Impairment of other long-lived assets	11,862	—	—
Stock-based compensation expense	3,434	4,671	28,739
Amortization of debt discount	2,544	674	—
Allowance for doubtful accounts	2,556	—	—
Foreign exchange loss	1,988	5,415	—
Other operating adjustments	(4,020)	1,933	3,055
Net change in operating assets and liabilities (Note 22)	(59,880)	(120,189)	(20,137)
Net cash (used in) provided by operating activities	(89,635)	42,965	(28,717)
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(591,011)	(30,023)	—
Investment in joint ventures	(33,044)	—	—
Deposits	(3,999)	2,897	(26,200)
Cash paid to acquire non-marketable securities	—	(20,000)	—
Capital expenditures	(791,469)	(302,180)	(33,129)
Acquisition of exploration rights	(8,167)	—	—
Other investing activities	4,761	(84)	(102)
Net cash used in investing activities	(1,422,929)	(349,390)	(59,431)
Cash flows from financing activities:
Capital contributions	390,093	—	15,000
Repayments of short-term borrowings—related party	—	(3,150)	(1,107)
Repayments of debt	(228,708)	(4,428)	—
Net proceeds from sale of preferred stock	—	199,642	—
Net proceeds from sale of common stock	132,130	—	378,633
Issuance of 10% Senior Secured Notes	635,373	—	—
Issuance of 6.00% Convertible Notes	395,712	—	—
Issuance of 3.25% Convertible Notes	—	223,100	—
Payments of preferred dividends	(11,385)	(9,015)	—
Dividend paid to noncontrolling interests	(5,977)	—	—
Proceeds from debt	14,699	5,131	—
Proceeds from short-term borrowings—related party	—	—	5,008
Other financing activities	(1,554)	—	115
Net cash provided by financing activities	1,320,383	411,280	397,649
Effect of exchange rate changes on cash	1,116	(2,430)	—
Net change in cash and cash equivalents	(191,065)	102,425	309,501
Cash and cash equivalents at beginning of the period	418,855	316,430	6,929
Cash and cash equivalents at end of period	$227,790	$418,855	$316,430

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
In the fourth quarter of 2012, the Company recognized an impairment of $6.0 million related to some patents that were recorded under the Magnetic Materials and Alloys segment, and a total $5.9 million impairment of long-lived tangible assets, $3.8 million of which related to the Resources segment and $2.0 million to the Rare Metals segment. See Note 7 and Note 9 for further details. The undiscounted future cash flows expected from the use of all other amortizable long-lived assets the Company tested for recoverability were in excess of their carrying amounts as of December 31, 2012.

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
The Company recorded a total goodwill impairment charge of approximately $289.9 million in the fourth quarter of 2012. See Note 9 for further details.

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

(2a) Completion of the purchase price allocation for the Molycorp Canada acquisition and related revision of the December 31, 2012 financial statements.
The Company completed the purchase price allocation with respect to the acquisition of Molycorp Canada (see Note 11 below), which resulted in revisions to the previously issued audited consolidated balance sheet as of December 31, 2012, pursuant to the requirements of ASC 805 Business Combination. The completion of the purchase price allocation also resulted in revisions to the previously issued audited consolidated statement of operations and comprehensive income, stockholders' equity and certain non-cash items that reconcile the net loss to the net cash used in operating activities for the year ended December 31, 2012. Accordingly, the Company's audited consolidated financial statements have been revised as follows:

	At December 31, 2012
	As originally reported	Revision	As revised
	(In thousands)
Investments	$65,126	$(1,090)	$64,036
Deferred tax assets	1,083	(1,083)	—
Total non-current assets	2,361,030	(2,173)	2,358,857
Total assets	2,994,708	(2,173)	2,992,535
Deferred tax liabilities	166,215	(5,540)	160,675
Total non-current liabilities	1,387,400	(5,540)	1,381,860
Additional paid-in capital	1,680,838	10,591	1,691,429
Deficit	(434,476)	(31,615)	(466,091)
Total Molycorp stockholders' equity	1,237,070	(21,024)	1,216,046
Noncontrolling interests	10,821	24,391	35,212
Total stockholders' equity	1,247,891	3,367	1,251,258

	For the year ended December 31, 2012
	As originally reported	Revision	As revised
	(In thousands, except per share amounts)
Impairment of goodwill and other long-lived assets	$(270,140)	(31,615)	$(301,755)
Loss before income taxes and equity earnings	(494,313)	(31,615)	(525,928)
Net loss	(443,728)	(31,615)	(475,343)
Net loss attributable to Molycorp stockholders	(449,554)	(31,615)	(481,169)
Comprehensive loss	(444,680)	(31,615)	(476,295)
Comprehensive loss attributable to Molycorp stockholders	(438,854)	(31,615)	(470,469)
Loss per share of common stock:
Basic	(4.31)	(0.29)	(4.60)
Diluted	(4.31)	(0.29)	(4.60)

The completion of the purchase price allocation also resulted in revisions to Note 4 "Segment Information", Note 9 "Goodwill and Other Intangible Assets", Note 11 "Acquisitions, Note 15 "Income Taxes", Note 17 "(Loss) Earnings per Share", and Note 22 "Subsidiary Guarantor Financial Information".

(3)	Liquidity and Capital Requirements
Total capital expenditures for the modernization and expansion efforts and certain other capital projects at the Molycorp Mountain Pass Rare Earth Facility (the "Molycorp Mountain Pass facility") are expected to total approximately $1.55 billion. This updated projection includes certain expenditures that are expected to be deferred until 2014 and 2015, including discretionary expenditures required only to expand production beyond the Molycorp Mountain Pass facility's design capacity of 19,050 metric tons ("mt") of rare earth oxides ("REO"), if and when market demand, product pricing, capital availability and financial returns will justify such production. Of the $1.55 billion projected capital expenditures, the Company had spent approximately $1.30 billion on a cash basis through June 30, 2013, excluding capitalized interest.
As of June 30, 2013, the Company estimates cash expenditures totaling approximately $130 million through December 31, 2013, approximately $40 million in 2014 and approximately $70 million in 2015 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at the Molycorp Mountain Pass facility. Additionally, the Company expects to spend approximately $17 million on other maintenance and expansion capital expenditures across all operating segments during the second half of 2013, some of which is discretionary.
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
Given the combination of ramping up toward the design capacity of 19,050 mt of REO per year at the Molycorp Mountain Pass facility, and the declining pricing environment of rare earth elements ("REEs"), the Company anticipates significantly lower than previously expected revenues and cash flow from operations through the remainder of 2013.
The Company plans to fund its capital expenditures primarily from its consolidated cash balances of $264.2 million as of June 30, 2013, and cash generated from operations. While the Company's cash balances as of June 30, 2013 will fund a substantial portion of its capital needs, the full funding of the Company's planned capital expenditures continues to be dependent on (i) its cost estimates for capital expenditures being accurate, (ii) its ability to ramp up run rates at its Molycorp Mountain Pass facility pursuant to its expectations without delays and the successful commissioning of its chloralkali plant and its multi-stage cracking unit, which is expected to reduce our cash costs of production, (iii) market conditions improving over what the Company is currently experiencing and that it is able to sell all its production at such prices (the Company estimates that a 15% drop in market prices for all REEs would reduce its estimated consolidated cash balance as of December 31, 2013 by approximately $8 million and that a 15% drop in volumes would reduce its estimated consolidated cash balance as of December 31, 2013 by approximately $30 million), (iv) its ability to sell its entire production of REO (in particular, including its ability to sell its cerium through acceptance of SorbX or otherwise) and (v) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, the Company's estimates could prove incorrect and it may need additional financing.
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
On October 14, 2013, the Company entered into an agreement with Molibdenos y Metales S.A. ("Molymet") pursuant to which Molymet agreed that, at the request of the Company during the term of the agreement, Molymet would purchase $50.0 million of the Company’s common stock. The agreement with Molymet expires on October 28, 2013.

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

Prior to 2011, there was only one segment consisting of the Molycorp Mountain Pass facility operations.

Year ended December 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
	(Revised)
Revenues:	(In thousands)
External	$88,870	$181,849	$179,335	$78,856	$—		$528,910
Intersegment	7,256	25,717	—	—	(32,973)		—
Total revenues	$96,126	$207,566	$179,335	$78,856	$(32,973)		$528,910
Depreciation, amortization and accretion	$(13,991)	$(13,110)	$(19,737)	$(6,154)	$—	$(133)	$(53,125)
Operating (loss) income	$(70,220)	$(191,059)	$(125,543)	$(20,408)	$24,803	$(85,459)	$(467,886)
(Loss) income before income taxes and equity earnings	$(70,469)	$(190,094)	$(126,981)	$(19,918)	$24,803	$(143,269)	$(525,928)
Total assets at December 31, 2012	$1,802,842	$639,847	$593,197	$117,961	$(187,567)	$26,255	$2,992,535
Capital expenditures (c)	$814,054	$10,910	$5,614	$10,750	$—	$1,733	$843,061

Year ended December 31, 2011	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Eliminations(a)	Corporate and other(b)	Total Molycorp, Inc.
Revenues:	(In thousands)
External	$253,563	$40,216	$56,772	$46,280	$—		$396,831
Intersegment	55,155	13,902	—	—	(69,057)		—
Total revenues	$308,718	$54,118	$56,772	$46,280	$(69,057)		$396,831
Depreciation, amortization and accretion	$(10,553)	$(1,958)	$(236)	$(2,449)	$—	$(31)	$(15,227)
Operating income (loss)	$218,549	$8,700	$2,331	$2,131	$(27,443)	$(51,402)	$152,866
Income (loss) before income taxes	$218,391	$5,785	$2,336	$(634)	$(27,443)	$(51,525)	$146,910
Total assets at December 31, 2011	$824,712	$46,368	$30,061	$71,634	$(143,730)	$426,080	$1,255,125
Capital expenditures (c)	$401,047	$8,170	$—	$—	$—	$—	$409,217

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
The Company concluded that, except for the Resources segment and the Molycorp Silmet facility, the estimated fair value of all other reporting units did not exceed their carrying value. As a result, the Company completed step two of the test and determined that the goodwill was impaired for the Chemicals and Oxides, Magnetic Materials Alloys and Rare Metals segments, with the exclusions described above, and for the MMA facility. The Company initially recorded a total goodwill impairment charge of approximately $258.3 million that, except for approximately $2.0 million related to the MMA acquisition, was associated with the reporting units created as a result of the Molycorp Canada acquisition. Inputs used to fair value the Company's reporting units are considered Level 3 inputs of the fair value hierarchy.
In connection with the final allocation of the consideration transferred to the net assets of Molycorp Canada, the Company increased the initial carrying amount of goodwill, but recognized an additional goodwill impairment of $31.6 million that completely offset the incremental goodwill recognized as a result of those adjustments.
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
Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2012 and 2011, except for the Resources segment, which includes only the Molycorp Mountain Pass facility that has no goodwill, were as follows (in thousands):

	January 1, 2011	Goodwill Acquired	December 31, 2011	Goodwill Acquired	Impairment	December 31, 2012
Chemicals and Oxides	—	$728	$728	$285,633	$(161,132)	$125,229
Magnetic Materials and Alloys	—	1,977	1,977	213,525	(112,694)	102,808
Rare Metals	—	727	727	27,046	(16,068)	11,705
Total	—	$3,432	$3,432	$526,204	$(289,894)	$239,742
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
The amounts of Molycorp Canada's revenues, earnings and earnings per share included in the Company’s consolidated statements of operations since the acquisition date, and the revenues, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2011, were as follows:

(In thousands, except per share amounts)	Revenues	Net Income (Loss)	Net Income (Loss) Attributable To Molycorp	EPS Basic
Actual June 11, 2012 to December 31, 2012 (acquiree)	$307,918	$(338,347)	$(344,173)	$(3.21)
Unaudited pro forma January 1, 2012 to December 31, 2012 (combined entity)	$863,728	$(463,716)	$(473,249)	$(4.53)
Unaudited pro forma January 1, 2011 to December 31, 2011 (combined entity)	$1,196,876	$241,903	$231,772	$2.66
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
The Company’s net loss for the year ended December 31, 2012 included $295.9 million of impairment of goodwill and other intangible assets, which is a permanent difference between its loss for financial reporting and tax purposes. The Company had net deferred income tax liabilities of $150.9 million at December 31, 2012 primarily related to the purchase accounting adjustment associated with the Molycorp Canada acquisition. At December 31, 2012, the Company's management determined that a valuation allowance of $20.6 million was required. Furthermore, primarily due to the acquisition of Molycorp Canada, liabilities for uncertain tax positions increased by a net amount of $5.7 million in fiscal 2012.
For the years ended December 31, 2012, 2011, and 2010 our effective income tax rate was 10.3%, 19.5% and 0%, respectively. Our December 31, 2012 effective income tax rate was impacted primarily by the permanent difference between financial reporting and tax income for impairment of goodwill and other intangible assets, settlements related to uncertain tax positions, and the difference in income tax rates between the U.S. and foreign jurisdictions adjusted for the U.S. taxation of foreign profits.
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
The components of earnings before income taxes, by tax jurisdiction, were as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(161,129)	$141,801	$(50,774)
Foreign	(364,799)	5,109	—
Total	$(525,928)	$146,910	$(50,774)

Income tax expense for the year ended December 31, 2010 was zero as a full valuation allowance was required. A reconciliation of the statutory federal income tax rate of 35% to Molycorp’s effective income tax rate is as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Federal tax computed at the statutory rate	$(184,075)	$51,419
State taxes, net of federal benefit	(5,970)	5,255
Change in valuation allowance	19,515	(22,730)
Impairment of goodwill and other long-lived assets	103,563	—
Acquisition costs	4,945	—
Changes related to uncertain tax positions	(14,176)	—
Federal and State tax credits	(6,817)	(2,627)
Domestic production activities deduction	2,493	(2,493)
Foreign income tax rate differential adjusted for U.S. taxation of foreign profits (1)	15,716	(1,735)
Deferred charges	11,341	—
Other items, net	(610)	1,487
Income tax expense	$(54,075)	$28,576

(1)	The “U.S. Taxation of foreign profits” represents the U.S. tax net of foreign tax credits associated with actual and deemed repatriations of earnings from the Company's non-U.S. subsidiaries.
The tax effect of temporary differences and net operating losses, which give rise to deferred tax assets and liabilities, consisted of the following at December 31, 2012 and 2011 (in thousands):

	At December 31,
	2012	2011
Deferred tax assets:
Current:
Inventory	$11,951	$—
Other	2,468	806
Total current	14,419	806
Non-current:
Asset retirement obligation	165	419
Mineral resources	16,780	16,975
Intangible assets	13,435	—
Stock compensation	1,724	835
Net operating losses	56,156	852
Research and energy tax credits	10,473	—
Alternative Minimum Tax Credit	1,611	—
Other	823	116
Total non-current	101,167	19,197
Deferred tax liabilities:
Current
Inventory	3,395	1,849
Other	541	313
Total current	3,936	2,162
Non-current:
Development costs	—	217
Foreign subsidiary earnings and withholding taxes	32,637	—
Property, plant and equipment and intangible assets	137,010	3,647
Section 174 costs	24,814	20,094
Convertible debt (Notes)	40,478	14,138
Other	6,966	—
Total non-current	241,905	38,096
Net deferred taxes, before valuation allowance	(130,255)	(20,255)
Valuation allowance	(20,631)	—
Total deferred tax	$(150,886)	$(20,255)

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
On March 8, 2012, Molymet, the world’s largest processor of molybdenum and rhenium, headquartered in Santiago, Chile, purchased 12,500,000 shares of the Company’s common stock for $390.1 million, net of stock issuance costs of $0.1 million, at a purchase price of $31.218 per share, which price was determined based on the average daily volume weighted average price of the Company’s common stock on The New York Stock Exchange for the 20 consecutive trading days immediately preceding the date of the agreement, plus a 10% premium. Pursuant to this investment, Molymet acquired the right to nominate a member of the Company’s Board of Directors for so long as Molymet owns a certain percentage of the Company’s common stock.
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

	Years Ended December 31,
	2012	2011	2010
(In thousands, except share and per share amounts)	(Revised)
Net (loss) income attributable to Molycorp stockholders	$(481,169)	$117,526	$(50,774)
Dividends on Convertible Preferred Stock	(11,385)	(9,962)	—
(Loss) income attributable to common stockholders	(492,554)	107,564	(50,774)
Weighted average common shares outstanding—basic	107,064,892	83,454,221	62,332,054
Basic (loss) earnings per share	$(4.60)	$1.29	$(0.81)

(Loss) income attributable to common stockholders	$(492,554)	$107,564	$(50,774)
Effect of dilutive 3.25% Convertible Notes	—	413	—
(Loss) income attributable to common stockholders adjusted for effect of dilution	(492,554)	107,977	(50,774)
Weighted average common shares outstanding—diluted	107,064,892	85,220,017	62,332,054
Diluted (loss) earnings per share	$(4.60)	$1.27	$(0.81)

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
Contingent Forward Contract
On March 28, 2012, the Company entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to its planned acquisition of Molycorp Canada. The Company did not apply hedge accounting to this contingent forward contract. Upon settlement of this derivative on June 11, 2012 (Molycorp Canada acquisition date), the Company recognized a loss of $37.6 million in Other expense. Of this loss, $6.7 million was recognized during the three months ended March 31, 2012 and the remainder during the second quarter of 2012.

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

	At December 31, 2012
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
	(Revised)
Current assets:
Cash and cash equivalents	$16,560	$18,020	$193,210	$—	$227,790
Trade accounts receivable, net	—	7,738	44,692	—	52,430
Inventory	—	49,416	237,960	—	287,376
Deferred charges	—	2,203	7,209	—	9,412
Deferred tax assets	—	—	11,731	(1,942)	9,789
Income tax receivable	—	25,087	—	—	25,087
Prepaid expenses and other current assets	—	9,085	12,709	—	21,794
Total current assets	16,560	111,549	507,511	(1,942)	633,678
Non-current assets:
Deposits	1,752	24,862	155	—	26,769
Property, plant and equipment, net	—	1,377,147	167,157	—	1,544,304
Inventory	—	26,096	—	—	26,096
Intangible assets, net	—	508	450,430	—	450,938
Investments	—	45,241	18,795		64,036
Deferred tax assets	6,030	—	—	(6,030)	—
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	883,319	97,960	—	(981,279)	—

Intercompany accounts receivable	1,539,877	207,035	794	(1,747,706)	—
Other non-current assets	—	885	6,087	—	6,972
Total non-current assets	2,430,978	1,779,734	883,160	(2,735,015)	2,358,857
Total assets	$2,447,538	$1,891,283	$1,390,671	$(2,736,957)	$2,992,535

Current liabilities:
Trade accounts payable	$—	$191,769	$50,225	$—	$241,994
Accrued expenses	14,872	10,087	34,054	—	59,013
Income tax payable	—	—	15,267	—	15,267
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	352	39,252	—	39,604
Other current liabilities	—	3,539	—	—	3,539
Total current liabilities	14,872	207,689	138,798	(1,942)	359,417
Non-current liabilities:
Asset retirement obligation	—	18,586	—	—	18,586
Deferred tax liabilities	—	23,130	143,575	(6,030)	160,675
Debt and capital lease obligations	1,166,777	15,163	6,892	—	1,188,832
Derivative liability	—	—	7,816	—	7,816
Pension liabilities	—	—	3,292	—	3,292
Intercompany accounts payable	49,843	1,577,363	120,500	(1,747,706)	—
Other non-current liabilities	—	1,102	1,557	—	2,659
Total non-current liabilities	1,216,620	1,635,344	283,632	(1,753,736)	1,381,860
Total liabilities	$1,231,492	$1,843,033	$422,430	$(1,755,678)	$1,741,277

Stockholders’ equity:
Common stock	139	—	—	—	139
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,691,429	149,857	1,283,863	(1,433,720)	1,691,429
Accumulated other comprehensive loss	(9,433)	—	(9,433)	9,433	(9,433)
(Deficit) retained earnings	(466,091)	(101,607)	(341,401)	443,008	(466,091)
Total Molycorp stockholders’ equity	1,216,046	48,250	933,029	(981,279)	1,216,046
Noncontrolling interests	—	—	35,212	—	35,212
Total stockholders’ equity	1,216,046	48,250	968,241	(981,279)	1,251,258
Total liabilities and stockholders’ equity	$2,447,538	$1,891,283	$1,390,671	$(2,736,957)	$2,992,535

	At December 31, 2011
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$407,446	$10,758	$651	$—	$418,855
Trade accounts receivable, net	—	58,619	12,060	—	70,679
Inventory	—	52,246	59,697	—	111,943
Deferred charges	—	7,318	—	—	7,318

Prepaid income taxes	—	10,514	—	—	10,514
Prepaid expenses and other current assets	—	17,845	1,890	—	19,735
Total current assets	407,446	157,300	74,298	—	639,044
Non-current assets:
Deposits	1,751	21,362	173	—	23,286
Property, plant and equipment, net	—	500,612	61,016	—	561,628
Inventory	—	4,362	—	—	4,362
Intangible assets, net	—	573	2,499	—	3,072
Investments	—	20,000	—	—	20,000
Goodwill	—	1,977	1,455	—	3,432
Investments in consolidated subsidiaries	150,510	118,879	—	(269,389)	—
Intercompany accounts receivable	476,711	25,870	—	(502,581)	—
Other non-current assets	—	301	—	—	301
Total non-current assets	628,972	693,936	65,143	(771,970)	616,081
Total assets	$1,036,418	$851,236	$139,441	$(771,970)	$1,255,125

Current liabilities:
Trade accounts payable	$—	$139,408	$22,179	$—	$161,587
Accrued expenses	311	11,072	1,515	—	12,898
Deferred tax liabilities	—	1,356	—	—	1,356
Debt	—	—	1,516	—	1,516
Short-term borrowings-related party	—	870	—	—	870
Current portion of asset retirement obligation	—	396	—	—	396
Total current liabilities	311	153,102	25,210	—	178,623
Non-current liabilities:
Asset retirement obligation	—	15,145	—	—	15,145
Deferred tax liabilities	—	18,899	—	—	18,899
Debt	190,877	—	5,668	—	196,545
Intercompany accounts payable	—	489,180	13,401	(502,581)	—
Other non-current liabilities	—	683	—	—	683
Total non-current liabilities	190,877	523,907	19,069	(502,581)	231,272
Total liabilities	$191,188	$677,009	$44,279	$(502,581)	$409,895

Stockholders’ equity:
Common stock	84	—	—	—	84
Preferred stock	2	—	—	—	2
Additional paid-in capital	838,547	149,857	91,158	(241,015)	838,547
Accumulated other comprehensive loss	(8,481)	—	(8,481)	8,481	(8,481)
Retained earnings	15,078	24,370	12,485	(36,855)	15,078
Total stockholders’ equity	845,230	174,227	95,162	(269,389)	845,230
Total liabilities and stockholders’ equity	$1,036,418	$851,236	$139,441	$(771,970)	$1,255,125

	Year Ended December 31, 2012
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
	(Revised)
Revenues	$—	$139,257	$415,165	$(25,512)	$528,910
Costs of sales:
Costs excluding depreciation and amortization	—	(153,461)	(352,706)	25,512	(480,655)
Depreciation and amortization	—	(12,094)	(18,816)	—	(30,910)
Gross profit	—	(26,298)	43,643	—	17,345
Operating expenses:
Selling, general and administrative	46	(86,493)	(27,222)	—	(113,669)
Corporate development	(46)	(19,750)	—	—	(19,796)
Depreciation, amortization and accretion	—	(2,220)	(19,995)	—	(22,215)
Research and development	—	(12,984)	(14,812)	—	(27,796)
Impairment of goodwill and other long-lived assets	—	(5,747)	(296,008)	—	(301,755)
Operating loss	—	(153,492)	(314,394)	—	(467,886)
Other (expense) income:
Other expense	(37,589)	(328)	(881)	—	(38,798)
Foreign exchange (losses) gains, net	—	—	2,872	—	2,872
Interest income (expense), net	(18,118)	(3,496)	(502)	—	(22,116)
Interest income (expense) from intercompany notes	25,157	3,152	(28,309)	—	—
Equity earnings from consolidated subsidiaries	(456,649)	(23,205)	—	479,854	—
	(487,199)	(23,877)	(26,820)	479,854	(58,042)
Loss before income taxes and equity earnings	(487,199)	(177,369)	(341,214)	479,854	(525,928)
Income tax benefit	6,030	53,840	(5,795)		54,075
Equity in results of affiliates	—	(2,439)	(1,051)		(3,490)
Net loss	(481,169)	(125,968)	(348,060)	479,854	(475,343)
Net income attributable to noncontrolling interest	—	—	(5,826)	—	(5,826)
Net loss attributable to Molycorp stockholders	$(481,169)	$(125,968)	$(353,886)	$479,854	$(481,169)

Net loss	$(481,169)	$(125,968)	$(348,060)	$479,854	$(475,343)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(952)		(952)
Comprehensive loss	$(481,169)	$(125,968)	$(349,012)	$479,854	$(476,295)
Comprehensive loss attributable to:
Molycorp stockholders	(481,169)	(125,968)	(343,186)	479,854	(470,469)
Noncontrolling interest			(5,826)		(5,826)
	$(481,169)	$(125,968)	$(349,012)	$479,854	$(476,295)

	Year Ended December 31, 2011
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$365,490	$100,398	$(69,057)	$396,831
Costs of sales:
Costs excluding depreciation and amortization	—	(158,951)	(74,457)	69,057	(164,351)
Depreciation and amortization	—	(9,411)	(4,128)	—	(13,539)
Gross profit	—	197,128	21,813	—	218,941
Operating expenses:
Selling, general and administrative	(7)	(48,296)	(2,454)	—	(50,757)
Corporate development	—	(5,912)	—	—	(5,912)
Depreciation, amortization and accretion	—	(1,378)	(310)	—	(1,688)
Research and development	—	(7,718)	—	—	(7,718)
Operating (loss) income	(7)	133,824	19,049	—	152,866
Other (expense) income:
Other expense	—	(153)	—	—	(153)
Foreign exchange losses, net	—	—	(5,415)	—	(5,415)
Interest (expense) income, net	(499)	248	(137)	—	(388)
Interest income (expense) from intercompany notes	424	(296)	(128)	—	—
Equity earnings from consolidated subsidiaries	117,608	12,485	—	(130,093)	—
	117,533	12,284	(5,680)	(130,093)	(5,956)
Income before income taxes	117,526	146,108	13,369	(130,093)	146,910
Income tax expense	—	(28,500)	(76)	—	(28,576)
Net income	117,526	117,608	13,293	(130,093)	118,334
Net income attributable to noncontrolling interest	—	—	(808)	—	(808)
Net income attributable to Molycorp stockholders	$117,526	$117,608	$12,485	$(130,093)	$117,526

Net income	$117,526	$117,608	$13,293	$(130,093)	$118,334
Other comprehensive income:
Foreign currency translation adjustments	—	—	(8,481)	—	(8,481)
Comprehensive income (loss)	$117,526	$117,608	$4,812	$(130,093)	$109,853
Comprehensive income (loss) attributable to:
Molycorp stockholders	117,526	117,608	4,427	(130,093)	109,468
Noncontrolling interest	—	—	385	—	385
	$117,526	$117,608	$4,812	$(130,093)	$109,853

	Year Ended December 31, 2010
	(in thousands)
Condensed Consolidating Statements of Operations	Parent	Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$35,157	$—	$35,157
Costs of sales:
Costs excluding depreciation and amortization	—	(28,797)	—	(28,797)
Depreciation and amortization	—	(5,694)	—	(5,694)
Gross profit	—	666	—	666
Operating expenses:
Selling, general and administrative	(436)	(44,739)	—	(45,175)
Depreciation, amortization and accretion	—	(1,231)	—	(1,231)
Research and development	—	(2,338)	—	(2,338)
Impairment of long-lived assets	—	(3,100)	—	(3,100)
Operating loss	(436)	(50,742)	—	(51,178)
Other (expense) income:
Other income	—	155	—	155
Interest income, net	249	—	—	249
Equity earnings from consolidated subsidiaries	(50,587)	—	50,587	—
	$(50,338)	$155	$50,587	$404
Net loss	$(50,774)	$(50,587)	$50,587	$(50,774)

	Year Ended December 31, 2012
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
	(Revised)
Net cash (used in) provided by operating activities	$(13,207)	$(112,386)	$35,958	$—	$(89,635)
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(591,011)	—	(591,011)
Loans to subsidiaries	(683,063)	—	—	683,063	—
Loans to Parent	—	(37,589)	—	37,589	—
Intercompany advances made	(1,009,014)	—	—	1,009,014	—
Repayments from subsidiaries	87,824	—	—	(87,824)	—
Investment in subsidiaries	(350,000)	—	—	350,000	—
Notes receivable to non-guarantor	—	(227,512)	—	227,512	—
Repayments of notes receivable from non-guarantor	—	110,000	—	(110,000)	—
Investment in joint ventures	—	(27,680)	(5,364)	—	(33,044)
Deposits	—	(3,999)	—	—	(3,999)
Capital expenditures	—	(766,951)	(24,518)	—	(791,469)
Acquisition of exploration rights	—	—	(8,167)	—	(8,167)
Other investing activities	—	—	4,761	—	4,761
Net cash (used in) provided by investing activities	(1,954,253)	(953,731)	(624,299)	2,109,354	(1,422,929)
Cash flows provided from financing activities:
Capital contributions from stockholder	390,093	—	—	—	390,093
Capital contributions from Parent	—	—	350,000	(350,000)	—
Repayments of debt		(870)	(227,838)	—	(228,708)
Net proceeds from sale of common stock	132,130	—	—	—	132,130
Issuance of 10% Senior Secured Notes	635,373	—	—	—	635,373
Issuance of 6.00% Convertible Notes	395,712	—	—	—	395,712
Payments of preferred dividends	(11,385)	—	—	—	(11,385)
Dividend paid to noncontrolling interests		—	(5,977)	—	(5,977)
Proceeds from debt	—	—	14,699	—	14,699
Borrowings from parent	—	227,512	455,551	(683,063)	—
Repayments of borrowings to parent	—	(34,327)	(53,497)	87,824	—
Borrowing from guarantor	37,589	—	227,512	(265,101)	—
Repayments of borrowings to guarantor	—	—	(110,000)	110,000	—
Intercompany advances owed	—	881,179	127,835	(1,009,014)	—
Other financing activities	(2,938)	(115)	1,499	—	(1,554)
Net cash provided by (used in) financing activities	1,576,574	1,073,379	779,784	(2,109,354)	1,320,383
Effect of exchange rate changes on cash	—	—	1,116	—	1,116
Net change in cash and cash equivalents	(390,886)	7,262	192,559	—	(191,065)
Cash and cash equivalents at beginning of the period	407,446	10,758	651	—	418,855
Cash and cash equivalents at end of period	$16,560	$18,020	$193,210	$—	$227,790

	Year Ended December 31, 2011
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash provided by (used in) operating activities	$903	$44,211	$(2,149)	$—	$42,965
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(30,128)	105	—	(30,023)
Cash paid to acquire non-marketable securities	—	(20,000)	—	—	(20,000)
Loans to subsidiaries	(49,430)	—	—	49,430	—
Intercompany advances made	(290,633)	—	—	290,633	—
Deposits	16,449	(13,552)	—	—	2,897
Capital expenditures	—	(294,010)	(8,170)	—	(302,180)
Other investing activities	—	16	(100)	—	(84)
Net cash provided by (used in) investing activities	(323,614)	(357,674)	(8,165)	340,063	(349,390)
Cash flows provided from financing activities:
Repayments of short-term borrowings—related party	—	(3,150)	—	—	(3,150)
Repayments of debt	—	—	(4,428)	—	(4,428)
Net proceeds from sale of preferred stock	199,642	—	—	—	199,642
Net proceeds from sale of Convertible Notes	223,100	—	—	—	223,100
Payments of preferred dividends	(9,015)	—	—	—	(9,015)
Proceeds from debt	—	—	5,131	—	5,131
Intercompany advances owed	—	290,001	632	(290,633)	—
Net borrowings from parent	—	37,370	12,060	(49,430)	—
Net cash provided by financing activities	413,727	324,221	13,395	(340,063)	411,280
Effect of exchange rate changes on cash	—	—	(2,430)	—	(2,430)
Net change in cash and cash equivalents	91,016	10,758	651	—	102,425
Cash and cash equivalents at beginning of the period	316,430	—	—	—	316,430
Cash and cash equivalents at end of period	$407,446	$10,758	$651	$—	$418,855

	Year Ended December 31, 2010
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(187)	$(28,530)	$—	$(28,717)
Cash flows from investing activities:
Investment in consolidated subsidiary	(15,000)	—	15,000	—
Deposits	(18,200)	(8,000)	—	(26,200)
Capital expenditures	—	(33,129)	—	(33,129)
Intercompany advances made	(43,931)	—	43,931	—
Other investing activities	—	(102)	—	(102)
Net cash used in investing activities	(77,131)	(41,231)	58,931	(59,431)
Cash flows provided from financing activities:
Capital contributions from original stockholders	15,000	—	—	15,000
Capital contributions from parent company	—	15,000	(15,000)	—
Repayments of short-term borrowings—related party	—	(1,107)	—	(1,107)
Net proceeds from sale of common stock in conjunction with initial public offering	378,633	—	—	378,633
Proceeds from short-term borrowings—related party	—	5,008	—	5,008
Intercompany advances owed	—	43,931	(43,931)	—
Other financing activities	115	—	—	115
Net cash provided by financing activities	393,748	62,832	(58,931)	397,649
Net change in cash and cash equivalents	316,430	(6,929)	—	309,501
Cash and cash equivalents at beginning of the period	—	6,929	—	6,929
Cash and cash equivalents at end of period	$316,430	$—	$—	$316,430

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

Guarantor Subsidiaries	As reported	Adjustment	Revised
2011	(In thousands)
Intercompany advances made	$290,001	$(290,001)	—
Net cash used in investing activities	$(67,673)	$(290,001)	$(357,674)
Intercompany advances owed	—	$290,001	$290,001
Net cash provided by financing activities	$34,220	$290,001	$324,221

2010	(In thousands)
Intercompany advances made	$43,931	$(43,931)	—
Net cash used in investing activities	$2,700	$(43,931)	$(41,231)
Intercompany advances owed	—	$43,931	$43,931
Net cash provided by financing activities	$18,901	$43,931	$62,832

Non-Guarantor Subsidiaries	As reported	Adjustment	Revised
2011	(In thousands)
Intercompany advances made	$632	$(632)	—
Net cash used in investing activities	$(7,533)	$(632)	$(8,165)
Intercompany advances owed	$—	$632	632
Net cash provided by financing activities	$12,763	$632	$13,395

2010
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	—	—	—

The Company will revise the September 30, 2012 unaudited condensed consolidated financial statements to reflect the revisions discussed above in the Quarterly Report to be filed on Form 10-Q for the quarter ended September 30, 2013.

In this Form 10-K/A, the Company corrected a classification error for the year ended December 31, 2012 between Parent and Guarantor Subsidiaries related to the loss of $37.6 million recognized upon settlement on June 11, 2012 of the contingent forward contract the Company entered into in connection with the Molycorp Canada acquisition. See Note 25 for further details on this contingent forward contract. In the original Form 10-K filed on March 18, 2013, the loss of $37.6 million was presented under the Guarantor Subsidiaries because the cash to settle the loss was wired from a bank account of Molycorp Minerals LLC, which is one of the Guarantor Subsidiaries. However, since the cash to settle the contingent forward contract was actually funded by Molycorp, Inc., or Parent, through an intercompany transaction, and Parent was the party that signed the contingent forward contract, the loss should be presented under Parent. The correction of this classification error also had an impact on the presentation of the income tax benefit, deferred taxes, income tax payable and cash flows from operating, investing and financing activities within the subsidiary guarantor financial information. The impact of these revisions is not material to the Company's financial statements taken as a whole. The tables below illustrate the changes in the presentation of the subsidiary guarantor financial information in 2012 to correctly reflect the forward contract loss between Parent and Guarantor Subsidiaries, as well as to reflect the revision of the consolidated financial statements in connection with the final allocation of the consideration transferred to the net assets of Molycorp Canada.

Parent	As reported	Adjustment	Revised
	(In thousands)
Year ended December 31, 2012
Other expense	$—	$(37,589)	$(37,589)
Income tax (expense) benefit	$(8,630)	$14,660	$6,030
Equity earnings from consolidated subsidiaries	$(447,963)	$(8,686)	$(456,649)
Net loss	$(449,554)	$(31,615)	$(481,169)

Net cash provided by (used in) operating activities	$24,382	$(37,589)	$(13,207)
Borrowing from guarantor	$—	$37,589	$37,589
Net cash provided by financing activities	$1,538,985	$37,589	$1,576,574

At December 31, 2012
Deferred tax assets (non-current)	$—	$6,030	$6,030
Investments in consolidated subsidiaries	$891,625	$(8,306)	$883,319
Intercompany accounts receivable	$1,567,255	$(27,378)	$1,539,877
Total assets	$2,477,192	$(29,654)	$2,447,538
Income tax payable	$2,746	$(2,746)	$—
Total current liabilities	$17,618	$(2,746)	$14,872
Deferred tax liabilities (non-current)	$5,884	$(5,884)	$—
Total liabilities	$1,240,122	$(8,630)	$1,231,492
Additional paid-in capital	$1,680,838	$10,591	$1,691,429
Deficit	$(434,476)	$(31,615)	$(466,091)
Total stockholders' equity	$1,237,070	$(21,024)	$1,216,046

Guarantor Subsidiaries	As reported	Adjustment	Revised
	(In thousands)
Year ended December 31, 2012
Other expense	$(37,917)	$37,589	$(328)
Income tax benefit (expense)	$68,500	$(14,660)	$53,840
Net (loss) income	$(148,897)	$22,929	$(125,968)

Net cash (used in) provided by operating activities	$(149,975)	$37,589	$(112,386)
Loans to parent	$—	$(37,589)	$(37,589)
Net cash used in investing activities	$(916,142)	$(37,589)	$(953,731)

At December 31, 2012
Intercompany accounts receivable	$169,446	$37,589	$207,035
Total assets	$1,853,694	$37,589	$1,891,283
Deferred tax liabilities (non-current)	$8,470	$14,660	$23,130
Total liabilities	$1,828,373	$14,660	$1,843,033
Deficit	$(124,536)	$22,929	$(101,607)
Total stockholders' equity	$25,321	$22,929	$48,250

(28)	Unaudited Supplementary Data
The following is a summary of the selected quarterly financial information (unaudited):

	2012
	Quarter ended
	March 31	June 30	September 30	December 31
				(Revised)
	(In thousands, except per share data)
Revenues	$84,470	$104,577	$205,604	$134,259
Gross profit (loss)	$31,027	$(4,073)	$10,864	$(20,473)
Loss before income taxes and equity earnings	$(5,434)	$(93,970)	$(43,745)	$(382,779)
Net loss	$(3,478)	$(66,924)	$(15,451)	$(389,490)
Net loss attributable to Molycorp stockholders	$(3,478)	$(67,604)	$(18,891)	$(391,196)

Loss per share of common stock: (a)
Basic	$(0.07)	$(0.71)	$(0.19)	$(3.16)
Diluted	$(0.07)	$(0.71)	$(0.19)	$(3.16)

	2011
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues	$26,261	$99,615	$138,050	$132,905
Gross profit	$9,584	$56,692	$82,392	$70,272
(Loss) income before income taxes and equity earnings	$(1,999)	$42,143	$64,157	$42,607
Net (loss) income	$(2,198)	$48,755	$45,101	$26,674
Net (loss) income attributable to Molycorp stockholders	$(2,198)	$47,787	$45,356	$26,579

(Loss) income per share of common stock: (a)
Basic	$(0.04)	$0.54	$0.51	$0.27
Diluted	$(0.04)	$0.53	$0.49	$0.26

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

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
At the time that the Company's Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 18, 2013, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's "disclosure controls and procedures", as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, were effective as of December 31, 2012. Subsequent to that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012 because of the material weakness in the Company's internal control over financial reporting described below. Notwithstanding the material weakness described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
We acquired the predecessor of Molycorp Minerals Canada ULC in the second quarter of 2012 and we have excluded Molycorp Minerals Canada ULC from our assessment of the effectiveness of our internal control over financial reporting. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Molycorp Minerals Canada ULC. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Management's annual report on internal control over financial reporting (restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation under the framework in "Internal Control-Integrated Framework," issued by COSO, the Company's management identified the following control deficiency as of December 31, 2012 that constituted a material weakness:
Sufficient complement of accounting and financial reporting personnel

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
The material weakness resulted in immaterial audit adjustments of our inventory, cost of goods sold, deferred tax assets, income tax benefit, fixed assets and interest expense accounts and related financial disclosures as well as financial disclosures within the Subsidiary Guarantor Financial Information footnote. The material weakness did not result in any material misstatements of the Company's financial statements and disclosures for the year ended December 31, 2012.
However, the material weakness described above could result in a material misstatement to the annual consolidated financial statements and disclosures or to the interim consolidated financial statements and disclosures that would not be prevented or detected. Management's annual report on internal control over financial reporting included in the Company's original Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. The Company's management has subsequently concluded that the material weakness described above existed as of December 31, 2012. As a result, the Company's management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria in "Internal Control-Integrated Framework" issued by the COSO. Accordingly, the Company's management has restated its report on internal control over financial reporting.

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
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A.
Remediation plan
Management is taking the following actions to remediate the material weakness related to our complement of accounting and financial reporting personnel described above:

•	Replaced the Operations Controller at our Mountain Pass operation;

•	Hired additional resources in our accounting department with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements;

•
Supplementing our accounting department with personnel having an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, and training them on our control procedures that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;

•	Increasing the number of review layers for all key accounting reconciliations and analytical procedures;

•
Re-training the accounting staff at our Mountain Pass operation on the performance of controls for the preparation, execution and review of the calculation of inventory and costs of sales, and controls that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed; and

•	Increasing involvement and oversight from our Corporate office.

Changes in internal control over financial reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K/A that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MOLYCORP, INC.

By: /s/ Constantine E. Karayannopoulos
Constantine E. Karayannopoulos
President and Chief Executive Officer

EXHIBIT INDEX

2.1	*
Stock Purchase Agreement, dated as of April 1, 2011, by and among Molycorp, Inc., Molycorp Minerals, LLC and Aktsiaselts Silmet Grupp (incorporated by reference to Exhibit 2.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on April 7, 2011).

2.2	*
Stock Purchase Agreement, dated as of April 1, 2011, by and between Molycorp Minerals, LLC and Treibacher Industrie AG (incorporated by reference to Exhibit 2.2 to Molycorp's Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on April 7, 2011).

2.3	*
Securities Purchase Agreement, dated January 31, 2012, by and between Molycorp, Inc. and Molibdenos y Metales S.A. (incorporated by reference to Exhibit 10.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on May 10, 2012).

2.4	*
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

3.2	*
Bylaws of Molycorp, Inc. (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010).

3.3	*
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

3.4	*
Certificate of Designations of The Special Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on June 6, 2012).

4.1	*
Form of Certificate of Molycorp, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to Molycorp, Inc.'s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).

4.2	*
Indenture, dated as of June 15, 2011, between Molycorp, Inc., and Wells Fargo Bank, National Association, as trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on June 16, 2011).

4.3	*
Indenture, dated May 25, 2012, among Molycorp, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including the Form of 10% Senior Secured Note due 2020) (incorporated by reference to Exhibit 4.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on May 30, 2012).

4.4	*
Form of First Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee (including Form of Note) (incorporated by reference to Exhibit 4.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 22, 2012).

4.5	*
Form of Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee (including Form of Note) (incorporated by reference to Exhibit 4.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 30, 2013).

4.6	*
Indenture, dated June 2, 2011, between Neo Material Technologies Inc. and Computershare Trust Company of Canada, as trustee (including the Form of Convertible Debentures) (incorporated by reference to Exhibit 4.2 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on August 9, 2012).

4.7	*
Indenture, dated June 11, 2012, between Molycorp, Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.3 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on August 9, 2012).

10.1	*
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

10.7	*
Molycorp, Inc. 2010 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.15 to Molycorp, Inc.'s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on June 21, 2010).

10.8	*
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

10.24	*
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

10.26	*	Separation Agreement and General Release, dated December 22, 2012, between Molycorp, Inc. and Mark A. Smith.
10.27	*	Consulting Agreement, dated December 22, 2012, between Molycorp, Inc. and Mark A. Smith.
10.28	*
Share Lending Agreement, dated August 17, 2012, by and between the Company, as Lender, and Morgan Stanley Capital Services LLC, as Borrower (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 22, 2013).

10.29	*
Share Lending Agreement, dated as of January 24, 2013, by and between the Company, as Lender, and Morgan Stanley Capital Services LLC, as Borrower (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 30, 2013).

21.1	**	List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
23.2	**	Consent of SRK Consulting (U.S.), Inc.
24.1	**	Power of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	**	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
* Previously filed as indicated and incorporated herein by reference
** Previously filed