Form 10-Q
period 2013-09-30
Molycorp, Inc.
filed 2013-11-08
CIK 1489137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

As of November 6, 2013, the registrant had 240,374,945 shares of common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MOLYCORP, INC.

 Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$173,914	$227,790
Trade accounts receivable, net (Note 4)	58,200	52,430
Inventory (Note 5)	183,441	287,376
Deferred charges (Note 15)	3,080	9,412
Deferred tax assets (Note 15)	8,478	9,789
Income tax receivable	20,296	25,087
Prepaid expenses and other current assets	25,660	21,794
Total current assets	473,069	633,678
Non-current assets:
Deposits (Note 6)	25,997	26,769
Property, plant and equipment, net (Note 7)	1,779,084	1,544,304
Inventory (Note 5)	24,325	26,096
Intangible assets, net (Note 9)	419,471	450,938
Investments	58,749	64,036
Goodwill (Note 9)	239,742	239,742
Other non-current assets	6,839	6,972
Total non-current assets	2,554,207	2,358,857
Total assets	$3,027,276	$2,992,535

MOLYCORP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$107,882	$241,994
Accrued expenses (Note 12)	61,445	59,013
Income tax payable	1,708	15,267
Debt and capital lease obligations (Note 14)	16,673	39,604
Other current liabilities	6,689	3,539
Total current liabilities	194,397	359,417
Non-current liabilities:
Asset retirement obligation (Note 13)	14,084	18,586
Deferred tax liabilities (Note 15)	125,142	160,675
Debt and capital lease obligations (Note 14)	1,356,256	1,188,832
Derivative liability (Note 23)	6,819	7,816
Pension liabilities (Note 24)	3,431	3,292
Other non-current liabilities	2,052	2,659
Total non-current liabilities	1,507,784	1,381,860
Total liabilities	$1,702,181	$1,741,277
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at September 30, 2013 (Note 16)	189	139
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2013 (Note 16)	2	2
Additional paid-in capital	1,946,742	1,691,429
Accumulated other comprehensive loss	(7,848)	(9,433)
Accumulated deficit	(646,163)	(466,091)
Total Molycorp stockholders’ equity	1,292,922	1,216,046
Noncontrolling interests	32,173	35,212
Total stockholders’ equity	1,325,095	1,251,258
Total liabilities and stockholders’ equity	$3,027,276	$2,992,535

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

 Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$149,066	$205,205	$430,580	$394,085
Costs of sales:
Costs excluding depreciation and amortization	(150,444)	(183,227)	(421,699)	(336,654)
Depreciation and amortization	(16,400)	(10,612)	(49,283)	(19,065)
Gross (loss) profit	(17,778)	11,366	(40,402)	38,366
Operating expenses:
Selling, general and administrative	(24,399)	(31,349)	(76,446)	(78,583)
Corporate development	(69)	(1,073)	(256)	(19,379)
Depreciation, amortization and accretion	(10,072)	(9,584)	(26,273)	(12,188)
Research and development	(5,565)	(8,929)	(18,476)	(18,628)
Impairment of goodwill and other long-lived assets	(1,118)	—	(1,495)	—
Operating loss	(59,001)	(39,569)	(163,348)	(90,412)
Other (expense) income:
Other income (expense)	(657)	(57)	1,430	(37,615)
Foreign exchange (loss) gain , net	(234)	1,910	1,044	724
Interest expense, net of capitalized interest	(16,289)	(5,269)	(42,807)	(14,989)
	(17,180)	(3,416)	(40,333)	(51,880)
Loss before income taxes and equity earnings	(76,181)	(42,985)	(203,681)	(142,292)
Income tax benefit	12,902	28,956	38,922	58,442
Equity in results of affiliates	(2,334)	(662)	(8,690)	(1,146)
Loss from continuing operations	(65,613)	(14,691)	(173,449)	(84,996)
Loss from discontinued operations, net of tax	(4,186)	(760)	(5,190)	(860)
Net loss	(69,799)	(15,451)	(178,639)	(85,856)
Net income attributable to noncontrolling interest	(130)	(3,440)	(1,433)	(4,120)
Net loss attributable to Molycorp stockholders	$(69,929)	$(18,891)	$(180,072)	$(89,976)

Net loss	$(69,799)	$(15,451)	$(178,639)	$(85,856)
Other comprehensive income:
Foreign currency translation adjustments	4,217	526	1,585	(1,165)
Comprehensive loss	$(65,582)	$(14,925)	$(177,054)	$(87,021)
Comprehensive loss attributable to:
Molycorp stockholders	(65,452)	(11,485)	(175,621)	(82,901)
Noncontrolling interest	(130)	(3,440)	(1,433)	(4,120)
	$(65,582)	$(14,925)	$(177,054)	$(87,021)
Loss per share of common stock (Note 17):
Basic:
Continuing operations	$(0.41)	$(0.18)	$(1.12)	$(0.97)
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
	$(0.43)	$(0.19)	$(1.16)	$(0.97)
Diluted:
Continuing operations	$(0.41)	$(0.18)	$(1.12)	$(0.97)
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
	$(0.43)	$(0.19)	$(1.16)	$(0.97)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

			Series A			Accumulated
			Mandatory			Other		Total Molycorp		Total
			Convertible		Additional Paid-	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Common Stock		Preferred Stock		In Capital	Loss	Deficit	Equity	interests	Equity
	Shares	$	Shares	$
Balance at December 31, 2012	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258
Stock-based compensation (Note 18)	43,847	—	—	—	2,399	—	—	2,399	—	2,399
Component of convertible debt (Note 14)	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares (Note 16)	12,971	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures (Note 14)	2,393	—	—	—	49	—	—	49	—	49
Issuance of Primary Shares (Note 16)	43,125,000	43	—	—	248,097	—	—	248,140	—	248,140
Issuance of Borrowed Shares (Note 16)	6,666,666	7	—	—	—	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(180,072)	(180,072)	1,433	(178,639)
Preferred dividends	—	—	—	—	(8,539)	—	—	(8,539)	—	(8,539)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4,472)	(4,472)
Other comprehensive loss	—	—	—	—	—	1,585	—	1,585	—	1,585
Balance at September 30, 2013	188,624,415	$189	2,070,000	$2	$1,946,742	$(7,848)	$(646,163)	$1,292,922	$32,173	$1,325,095

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

						Accumulated
						Other		Total Molycorp		Total
					Additional Paid-	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Common Stock		Stock		In Capital	Loss	Deficit	Equity	interests	Equity
	Shares	$	Shares	$
Balance at December 31, 2011	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230
Stock-based compensation (Note 18)	(601)	—	—	—	3,764	—	—	3,764	—	3,764
Issuance of shares for investment from Molymet, net of stock issuance costs	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Issuance of shares for interest in Molycorp Canada	13,862,286	14	—	—	284,130	—	—	284,144	15,761	299,905
Component of convertible debt	—	—	—	—	71,801	—	—	71,801	—	71,801
Deferred taxes on component of convertible debt	—	—	—	—	(27,106)	—	—	(27,106)	—	(27,106)
Issuance of shares for conversion of Debentures	99,723	—	—	—	1,421	—	—	1,421	—	1,421
Issuance of Primary Shares	13,800,000	14	—	—	132,116	—	—	132,130	—	132,130
Issuance of Borrowed Shares	13,800,000	14	—	—	11	—	—	25	—	25
Net (loss) income	—	—	—	—	—	—	(89,976)	(89,976)	4,120	(85,856)
Preferred dividends	—	—	—	—	(8,539)	—	—	(8,539)	—	(8,539)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(551)	(551)
Other comprehensive loss	—	—	—	—	—	(1,165)	—	(1,165)	—	(1,165)
Fair value step-up of noncontrolling interests (Note 11)	—	—	—	—	—	—	—	—	34,982	34,982
Balance at September 30, 2012 (Revised)	137,957,451	$138	2,070,000	$2	$1,686,226	$(9,646)	$(74,898)	$1,601,822	$54,312	$1,656,134

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(178,639)	$(85,856)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	75,870	31,426
Deferred income tax benefit	(36,399)	(35,179)
Inventory write-downs	74,475	41,082
Release of inventory step-up value	5,650	26,428
Impairment of long-lived assets	4,949	—
Stock-based compensation expense	2,399	3,179
Allowance for doubtful accounts	—	2,500
Foreign exchange loss	(145)	—
Equity in results of affiliates	8,690	1,146
Other operating adjustments	(1,651)	167
Net change in operating assets and liabilities (Note 22)	(45,212)	(32,081)
Net cash used in operating activities	(90,013)	(47,188)
Cash flows from investing activities:
Cash paid in connection with acquisition, net of cash acquired	—	(591,011)
Investment in joint ventures	(3,423)	(28,130)
Deposits	—	(516)
Capital expenditures	(334,597)	(644,683)
Other investing activities	(364)	4,953
Net cash used in investing activities	(338,384)	(1,259,387)
Cash flows from financing activities:
Capital contributions	—	390,225
Repayments of debt	(25,990)	(228,431)
Net proceeds from sale of common stock	248,150	132,471
Net proceeds from sale of Senior Notes	—	635,373
Issuance of 5.50% Convertible Notes	165,600	—
Issuance of 6.00% Convertible Notes	—	395,712
Payments of preferred dividends	(8,539)	(8,539)
Proceeds from debt	—	9,456
Dividend paid to noncontrolling interests	(4,472)	—
Other financing activities	(797)	(3,331)
Net cash provided by financing activities	373,952	1,322,936
Effect of exchange rate changes on cash	569	809
Net change in cash and cash equivalents	(53,876)	17,170
Cash and cash equivalents at beginning of the period	227,790	418,855
Cash and cash equivalents at end of period	$173,914	$436,025

Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$(116,161)	$48,182
Fixed assets additions under capital lease	$5,992	$15,658

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(1)Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Regulation S-X promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). While the December 31, 2012 balance sheet information was derived from the Company’s audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements, and all disclosures required by GAAP for annual financial statements have not been included. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with Molycorp’s consolidated financial statements and related notes for the year ended December 31, 2012, included in Molycorp's Annual Report on Form 10-K filed on March 18, 2013,  as amended on April 30, 2013 and as further amended on October 15, 2013, which includes the finalization of the Molycorp Canada purchase price allocation (see Note 9 and 11 below).

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for the fair presentation of Molycorp’s financial position, results of operations and cash flows at September 30, 2013, and for all periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of the financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions. Significant estimates made by management in the accompanying financial statements include the collectability of accounts receivable, the recoverability of inventory, the useful lives and recoverability of long-lived assets such as property, plant and equipment, intangible assets, goodwill and investments, capital leases, uncertain tax positions, the realizability of deferred tax assets, the fair values of assets acquired and liabilities assumed, including business combinations, and the adequacy of the Company’s asset retirement obligations.

In addition, certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not affect results of operations.

The Company exited development stage status in the second quarter of 2012. At that time, its planned principal operations at the Molycorp Mountain Pass Rare Earth Facility (the "Molycorp Mountain Pass facility") had effectively commenced with the transition to production from recently-mined rare earth ore, and the Company's revenues began to significantly increase as a result of the acquisition of Molycorp Canada (see Note 11).

(2)Liquidity and Capital Requirements

Total capital expenditures for the modernization and expansion efforts and certain other capital projects at the Molycorp Mountain Pass facility are expected to total approximately $1.55 billion. This projection includes certain expenditures that are expected to be deferred until 2014 and 2015, including discretionary expenditures required only to expand production beyond the Molycorp Mountain Pass facility's design capacity of 19,050 metric tons ("mt") of separated rare earth oxides ("REO"), if and when market demand, product pricing, capital availability and financial returns will justify such production. Of the $1.55 billion projected capital expenditures, the Company had spent approximately $1.37 billion on a cash basis through September 30, 2013, excluding capitalized interest.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

As of September 30, 2013, the Company had available cash balances of $173.9 million and estimates cash expenditures totaling approximately $60 million through December 31, 2013, approximately $40 million in 2014 and approximately $80 million in 2015 to fund the remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at the Molycorp Mountain Pass facility. Additionally, the Company expects to spend approximately $5 million to $8 million on other maintenance and expansion capital expenditures across all operating segments during the fourth quarter of 2013, some of which is discretionary.

Other cash requirements for the remainder of 2013 include the final payment of approximately $6.0 million to the noncontrolling shareholder of the Company's majority owned Jiangyin Jia Hua Advanced Material Resources Co. Ltd. facility in Jiangyin, China, and preferred stock dividend payments of approximately $2.8 million, if and after they are declared by the Board of Directors of the Company to be paid in cash.

Given the combination of continued commissioning and start-up activities at the Molycorp Mountain Pass facility, and the soft pricing environment of rare earth elements ("REEs"), the Company anticipates significantly lower than previously expected revenues and cash flow from operations through the remainder of 2013. As a result, and as further detailed in Note 28 below, the Company completed an additional financing in October 2013 to secure funding for its anticipated cash needs.

The Company expects to use its cash balances of $173.9 million as of September 30, 2013, the net proceeds of approximately $247.5 million from the common stock offering completed in October 2013, as well as cash generated from operations, to fund current needs for capital expenditures and other cash requirements, including, without limitation, capital expenditures at the Molycorp Mountain Pass facility. While the Company's cash balances as of September 30, 2013 and the net proceeds from the common stock offering completed in October 2013 are expected to be sufficient to satisfy its cash needs, the amount of the Company's funding requirements continues to be dependent on (i) its cost estimates for capital expenditures being accurate, (ii) its ability to ramp up run rates at its Molycorp Mountain Pass facility pursuant to its expectations without further delays and the successful commissioning of its chloralkali plant and its multi-stage cracking unit, which is expected to reduce the Company's cash costs of production, (iii) market conditions improving over what the Company is currently experiencing and that it is able to sell all its production at such prices, (iv) its ability to sell its production of REO (in particular, including its ability to sell its cerium through market acceptance of SorbX™ or otherwise) and (v) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, the Company's estimates could prove incorrect and it may need additional financing.

As part of its cash management procedures, the Company continues to pursue other sources of liquidity, including potential proceeds from revolving credit facilities, and lease and loan financing for certain equipment, although the Company does not have any firm commitments for such revolving credit facilities and its success in securing equipment financing has been limited.

(3)Segment Information

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

The Resources segment includes the Company's operations at its Molycorp Mountain Pass facility where it conducts rare earth minerals extraction to produce: purified unseparated rare earth concentrates; REO, including lanthanum, cerium and neodymium/praseodymium; heavy rare earth concentrates, which include samarium, europium, gadolinium (“SEG”), terbium, dysprosium, and others; and SorbX™, a line of proprietary rare earth-based water treatment products.

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

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

strength, flexibility, small size and reduced weight. This reporting segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at Molycorp Metals and Alloys ("MMA") in Tolleson, Arizona.

The Rare Metals segment comprises: Molycorp's production of gallium, indium, tantalum and rhenium from its operations in Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario; Sagard, Germany; and Hyeongok Industrial Zone in South Korea. This operating segment also includes tantalum and niobium from the Company's operations in Sillamäe, Estonia. Rare metals are primarily used in the wireless, light-emitting diode, flat panel display, turbine, solar and catalyst industries. In July 2013, the Company committed to a plan to discontinue operations at its Napanee, Ontario – Canada facility by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. Therefore, the operating results of the Napanee facility were included in discontinued operations for the three and nine months ended September 30, 2013, and the prior period presentation of financial data for the Rare Metals segment has been revised for comparative purposes. See Note 26 below for further details.

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

			Magnetic
		Chemicals and	Materials and		Corporate and		Total Molycorp,
Three months ended September 30, 2013	Resources	Oxides	Alloys	Rare Metals	other(a)	Eliminations(b)	Inc.

Revenues:	(In thousands of dollars)
External	4,655	50,791	72,626	20,994		—	149,066
Intersegment	8,858	7,174	—	—		(16,032)	—
Total revenues	13,513	57,965	72,626	20,994		(16,032)	149,066
Depreciation, amortization and accretion	(10,853)	(5,960)	(7,458)	(2,144)	(57)	—	(26,472)
Operating (loss) income	(55,526)	(1,399)	11,062	(3,055)	(10,806)	723	(59,001)
(Loss) income before income taxes and equity earnings	(56,139)	(1,527)	39,291	(4,807)	(53,722)	723	(76,181)
Total assets at September 30, 2013	1,880,127	567,207	621,127	100,794	1,329,485	(1,471,464)	3,027,276
Capital expenditures (c)	57,637	1,573	1,457	1,946	77	—	62,690

			Magnetic
		Chemicals and	Materials and		Corporate and		Total Molycorp,
Three months ended September 30, 2012	Resources	Oxides	Alloys	Rare Metals	other(a)	Eliminations(b)	Inc.

Revenues:	(In thousands of dollars)
External	17,150	87,820	74,789	25,446		—	205,205
Intersegment	3,745	11,559	—	—		(15,304)	—
Total revenues	20,895	99,379	74,789	25,446		(15,304)	205,205
Depreciation, amortization and accretion	(4,035)	(5,685)	(8,857)	(1,576)	(43)	—	(20,196)
Operating (loss) income	(23,966)	2,149	1,419	(3,014)	(16,526)	369	(39,569)
(Loss) income before income taxes and equity earnings	(25,506)	1,201	1,215	(3,052)	(17,212)	369	(42,985)
Capital expenditures (c)	187,611	2,597	1,432	2,837	1,387	—	195,864

			Magnetic
		Chemicals and	Materials and		Corporate and		Total Molycorp,
Nine months ended September 30, 2013	Resources	Oxides	Alloys	Rare Metals	other(a) (d)	Eliminations(b)	Inc.

Revenues:	(In thousands of dollars)
External	30,235	135,180	193,417	71,748		—	430,580
Intersegment	18,168	28,476	—	—		(46,644)	—
Total revenues	48,403	163,656	193,417	71,748		(46,644)	430,580
Depreciation, amortization and accretion	(31,536)	(17,087)	(20,360)	(6,402)	(171)	—	(75,556)
Operating (loss) income	(136,055)	(19,879)	28,463	(2,455)	(32,321)	(1,101)	(163,348)
(Loss) income before income taxes and equity earnings	(135,047)	(18,438)	67,089	57	(116,241)	(1,101)	(203,681)
Capital expenditures (c)	205,669	5,672	2,910	5,595	244	—	220,090

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

			Magnetic
		Chemicals and	Materials and		Corporate and		Total Molycorp,
Nine months ended September 30, 2012	Resources	Oxides	Alloys	Rare Metals	other(a) (d)	Eliminations(b)	Inc.

Revenues:
External	78,162	134,158	125,277	56,488		—	394,085
Intersegment	5,977	15,496	—	—		(21,473)	—
Total revenues	84,139	149,654	125,277	56,488		(21,473)	394,085
Depreciation, amortization and accretion	(8,743)	(7,419)	(10,810)	(4,185)	(96)	—	(31,253)
Operating income (loss)	(23,594)	(21,863)	(1,544)	(1,087)	(66,804)	24,480	(90,412)
(Loss) income before income taxes and equity earnings	(25,044)	(23,663)	(2,381)	(2,138)	(113,546)	24,480	(142,292)
Capital expenditures (c)	675,836	6,615	1,612	6,955	1,733	—	692,751

(a)

Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total corporate assets is comprised primarily of cash and cash equivalents.

(b)

The net elimination in operating results includes costs of sales eliminations of $16,755 and $45,543 for the three and nine months ended September 30, 2013, respectively; $15,673 and $45,952 for the three and nine months ended September 30, 2012, respectively. Costs of sales eliminations consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(c)	On an accrual basis excluding capitalized interest.
(d)	The Corporate segment included severance charges of $2,100 for the nine months ended September 30, 2013. See Note 24 for details.

(4)Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. At September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $2.6 million.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(5)Inventory

At September 30, 2013 and December 31, 2012, inventory consisted of the following:

	September 30,	December 31,
	2013	2012

Current:	(In thousands)
Concentrate stockpiles	$660	$6,393
Raw materials	58,269	95,248
Work-in-process	41,797	55,229
Finished goods	61,601	114,903
Materials and supplies	21,114	15,603
Total current	$183,441	$287,376
Long-term:
Concentrate stockpiles	$4	$4
Raw materials	24,321	26,092
Total long-term	$24,325	$26,096

Assessment of normal production levels

The Company performs an assessment of normal production levels on a quarterly basis. As a result, it expenses a portion of its production costs that, assuming the Company had been operating at normal production ranges, would have been allocated to inventory. For the three months ended September 30, 2013 and 2012, the Company excluded from inventory, and expensed, $18.2 million and $3.9 million, respectively, and $65.7 million and $9.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Write-downs of inventory

As a result of production or purchase costs in excess of net realizable value, the Company recognized write-downs of finished goods and work-in-process inventory of $19.6 million and $15.0 million for the three months ended September 30, 2013 and 2012, respectively, and $60.7 million and $41.1 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, due to slow moving inventory and adjustments to estimated REO quantities, the Company recognized write-downs of stockpile inventory totaling $6.9 million and zero for the three months ended September 30, 2013 and 2012, respectively, and $13.7 million and zero for the nine months ended September 30, 2013 and 2012, respectively. The level within the fair value hierarchy in which the write-downs of inventory are included is the significant other observable inputs—Level 2.

Subject to certain exceptions, substantially all of the property and assets of the Company are pledged as collateral for some of the Company's indebtedness, as further discussed in Note 14.

(6)Deposits

The Company had $26.0 million and $26.8 million in deposits reported as non-current assets at September 30, 2013 and December 31, 2012, respectively. The deposits at September 30, 2013 consisted of $20.5 million under an escrow arrangement for the Company’s facilities agreement with Kern River Gas Transmission Company, $2.5 million related to the Company’s construction insurance program, and $3.0 million comprised primarily of collateral placed against the surety bonds issued to California state and regional agencies for the closure and reclamation obligations at the Molycorp Mountain Pass facility.

(7)Property, Plant and Equipment, net

The Company capitalized expenditures of $83.0 million and $218.1 million for the three months ended September 30, 2013 and 2012, respectively, and $281.3 million and $728.2 million for the nine months ended September 30, 2013 and 2012, respectively. The majority of these capital expenditures related to the expansion and modernization efforts, and certain other capital projects, at the Molycorp Mountain Pass facility. These amounts include capitalized interest of $20.3 million and $22.2 million for the three months ended September 30, 2013 and 2012, respectively, and $61.2 million and $35.5 million for the nine months ended September 30, 2013 and 2012, respectively.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

At September 30, 2013 and December 31, 2012, property, plant and equipment consisted of the following

	September 30,	December 31,
	2013	2012

	(In thousands)
Land	$12,678	$12,475
Land improvements	68,903	63,269
Buildings and improvements	404,436	237,379
Plant and equipment	290,678	194,934
Vehicles	2,942	2,842
Computer software	12,254	9,528
Furniture and fixtures	1,044	1,116
Construction in progress (a)	1,010,173	1,011,541
Natural gas delivery facility under capital lease	15,658	15,658
Mining equipment under capital lease	5,992	—
Mineral properties	24,115	24,327
Exploration rights	16,170	16,166
Property, plant and equipment at cost	1,865,043	1,589,235
Less accumulated depreciation	(85,959)	(44,931)
Property, plant and equipment, net	$1,779,084	$1,544,304

(a)	Represents costs incurred at the Molycorp Mountain Pass facility and all other capital projects. See Note 2.

The amortization of assets recorded under capital leases is included with depreciation expense in the condensed consolidated statements of operations and comprehensive income.

Subject to certain exceptions, substantially all of the property and assets of the Company are pledged as collateral for some of the Company's indebtedness, as further discussed in Note 14.

(8)Mineral Properties, Development Costs and Exploration Rights

Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work associated with the Molycorp Mountain Pass facility, all of which are capitalized. The Company began depleting mineral properties in 2012 using the units of production method over estimated proven and probable reserves that were stated in an updated reserve report dated January 4, 2012. For the nine months ended September 30, 2013, the Company capitalized $0.2 million of depletion costs in work-in-process inventory related to the reserves that were mined and crushed. During the corresponding prior period, the Company capitalized a nominal amount of depletion costs.

Exploration rights represent acquired rights to explore properties that are believed to potentially contain mineral deposits.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(9)Goodwill and Other Intangible Assets

In connection with the final allocation of the consideration transferred to the net assets of Molycorp Canada that was completed in the second quarter of 2013, the Company increased the initial carrying value of goodwill, but recognized additional goodwill impairment of $31.6 million that completely offset the incremental goodwill. The additional goodwill impairment was recognized retroactively in the fourth quarter of 2012.

			Additional	September 30,
	December 31, 2012		impairment	2013
	Reported	Adjustment

	(In thousands)
Chemicals and Oxides	$125,229	$16,132	$(16,132)	$125,229
Magnetic Materials and Alloys	102,808	16,716	(16,716)	102,808
Rare Metals	11,705	(1,232)	1,232	11,705
Total	$239,742	$31,616	$(31,616)	$239,742

At September 30, 2013 and December 31, 2012, other intangible assets consisted of the following:

	Customer	Rare earth			Land use
	relationships	quotas	Patents	Trade names	rights	Other	Total

Gross carrying amount	(In thousands)
At December 31, 2012	$344,774	78,300	33,252	$15,586	3,568	4,420	$479,900
Additions	48						48
Foreign currency translation adjustment	(262)	—	—	—	—	—	(262)
At September 30, 2013	$344,560	$78,300	$33,252	$15,586	$3,568	$4,420	$479,686
Amortization
At December 31, 2012	$14,095	4,035	9,365	$1,152	66	249	$28,962
Adjustments	(269)	—	—	(873)	—	—	(1,142)
Amortization	16,395	5,238	10,131	49	121	461	32,395
At September 30, 2013	30,221	9,273	19,496	328	187	710	60,215
Net book value	$314,339	$69,027	$13,756	$15,258	$3,381	$3,710	$419,471

At September 30, 2013, trade names included indefinite-lived intangible assets with a gross carrying amount of $14.8 million. During the first quarter of 2013, the Company reversed an immaterial prior period amortization related to these assets as part of certain measurement period adjustments associated with the acquisition of Molycorp Canada.

Total amortization expense of all other intangible assets during the nine months ended September 30, 2012 was $2.7 million.

(10)Investments

Boulder Wind Power, Inc.

On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power, Inc. Series B convertible preferred stock, which is accounted for at cost. At September 30, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

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

September 30, 2013

During the first quarter of 2013, Molycorp contributed $3.4 million in cash to complete the acquisition of its proportional ownership in IMJ. Total contributions by Molycorp to IMJ from the signing of the definitive shareholders agreement were $31.1 million.

Molycorp accounts for this investment under the equity method because it has the ability to exercise significant influence over the operating and financial policies of IMJ, as evidenced by Molycorp’s ownership share and its proportional voting rights and representation in the Board of Directors of IMJ. The condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2013 and 2012 include a loss of $1.6 million and $0.2 million, respectively, associated with this equity method interest. For the nine months ended September 30, 2013 and 2012, the loss from the investment in IMJ was $5.2 million and $0.8 million, respectively.

Molycorp Canada Investments

As a result of the acquisition of Molycorp Canada in June 2012, Molycorp acquired the following investments:

•

25% ownership interest in Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), a company that converts REO into metals for use in Neo Powders™.  The purchase allocation attributable to this investment at the time of the acquisition was $12.2 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Keli, as evidenced by Molycorp’s ownership share and its proportional voting rights. The condensed consolidated statements of operations and comprehensive income include a loss associated with this equity method ownership interest of $0.7 million and $3.1 million for the three and nine months ended September 30, 2013, and a gain of $0.3 million for the period from June 12, 2012 to September 30, 2012.

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

•

50% ownership interest in Ingal Stade GmbH (“Ingal Stade”), a joint venture facility in Stade, Germany, which extracts gallium metal from alumina smelter bayer liquor with purity level of 5N (99.999%) or higher. The purchase allocation attributable to this investment at the time of the acquisition was $4.9 million. Molycorp accounts for this ownership interest under the equity method because it has the ability to exercise significant influence over the operating and financial policies of Ingal Stade, as evidenced by Molycorp’s ownership share and its proportional voting rights. The condensed consolidated statements of operations and comprehensive income include a loss associated with this equity method ownership interest of  $0.3 million for the nine months ended September 30, 2013. The results of operations associated with this equity method investment were nominal in the current quarter and prior year interim periods.

•

19.5% ownership interest in Atlantic Metals & Alloys, LLC, a company that provides refining services for residues and scrap of the rare and platinum group metals. The purchase allocation attributable to this investment at the time of the acquisition was $1.4 million. Molycorp accounts for this ownership interest under the cost method. At September 30, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

•

7% ownership interest in Vive Crop Protection, a company that specializes in the formulation of active ingredients used in crop protection. The purchase allocation attributable to this investment at the time of the acquisition was $0.9 million. Molycorp accounts for this ownership interest under the cost method. At September 30, 2013, the fair value of this investment was not estimated as there were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(11)Acquisitions

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

The following table summarizes the determination of the fair value of identifiable assets acquired and liabilities assumed in the Molycorp Canada acquisition:

	Preliminary
	Allocation of
	Consideration
	Transferred as of	Measurement	Final Allocation of
	December 31,	Period	Consideration
	2012	Adjustments	Transferred

Purchase consideration:	(In thousands)
Cash consideration	$908,181		$908,181
Fair value of Molycorp common stock and Exchangeable Shares issued	284,144		284,144
Total purchase consideration	$1,192,325		$1,192,325
Estimated fair values of the assets and liabilities acquired:
Cash and cash equivalents	$317,169	$—	$317,169
Restricted cash	4,951	—	4,951
Accounts receivable	101,470	—	101,470
Inventory	250,989	—	250,989
Prepaid expenses and other current assets	26,893	—	26,893
Property, plant and equipment	75,745	—	75,745
Investments	21,019	(1,091)	19,928
Intangibles	482,234	—	482,234
Deferred tax charges	13,435	—	13,435
Deferred tax assets	11,473	(1,423)	10,050
Goodwill	494,809	31,616	526,425
Other non-current assets	4,367	—	4,367
Accounts payable and accrued expenses	(138,576)	—	(138,576)
Debt	(255,338)	—	(255,338)
Other current liabilities	(33,990)	—	(33,990)
Deferred tax liabilities	(154,309)	5,880	(148,429)
Other non-current liabilities	(14,255)	—	(14,255)
Non-controlling interests	(15,761)	(34,982)	(50,743)
Total purchase consideration	$1,192,325	$—	$1,192,325

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

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

The revenues, earnings and earnings per share of the combined entity had the acquisition date been January 1, 2012, were as follows:

			Net loss Attributable To Molycorp.
			Attributable To
(In thousands, except per share amounts)	Revenues	Net Loss	Molycorp	Loss per share
Unaudited pro forma January 1, 2012 to September 30, 2012 (combined entity)	$729,469	$(74,229)	$(82,056)	$(0.77)

The unaudited pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition of Molycorp Canada had taken place on January 1, 2012. The unaudited pro forma revenues, earnings and earnings per share of the combined entity above are adjusted: a) to eliminate the effect of sales and costs that occurred previous to the business combination between the Company and Molycorp Canada; b) to reflect the net incremental depreciation and amortization expense as a result of the allocation of the purchase price to certain depreciable and amortizable assets with useful lives ranging from two to 30 years; c) the tax effect of unaudited pro forma adjustments using the Molycorp federal, state and international statutory tax rates based on the applicable tax jurisdictions; and d) the estimated net increase of interest expense associated with the issuance of the Company's Senior Notes (as defined below) as part of the acquisition. The unaudited pro forma earnings of the combined entity for the nine months ended September 30, 2012, were also adjusted to exclude $115.2 million of non-recurring direct transaction costs. The weighted average number of shares outstanding utilized in the loss per share calculation have been adjusted to reflect the additional shares issued pursuant to the acquisition of Molycorp Canada and the Molibdenos y Metales S.A. equity financing.

For the three and nine months ended September 30, 2012, the Company recognized approximately $0.5 million and $62.0 million of transaction costs, respectively, related to the acquisition of Molycorp Canada.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(12)Accrued Expenses

Accrued expenses at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

	(In thousands)
Defined contribution plan	$1,440	$1,400
Professional fees	133	4,971
Accrued payroll and related benefits	7,254	7,532
Sales and use tax	1,768	7,187
Bonus accrual	3,846	3,503
Interest payable	28,076	15,253
Advance from customer	80	1,753
Withholding taxes	3,433	2,929
Amount payable to noncontrolling shareholder	6,211	9,640
Other accrued expenses	9,204	4,845
Total accrued expenses	$61,445	$59,013

(13)Asset Retirement Obligation

The following table presents the activity in the Company’s asset retirement obligation for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine months
	ended	Year Ended
	September 30,	December 31,
	2013	2012

	(In thousands)
Balance at beginning of period	$22,125	$15,541
Obligations settled	(2,384)	(2,954)
Accretion expense	1,032	1,299
Revisions in estimated cash flows	—	7,872
Loss on settlement	—	367
Balance at end of period	$20,773	$22,125

The balances above as of September 30, 2013 and December 31, 2012 include a short-term portion of $6.7 million and $3.5 million, respectively, which were recorded under other current liabilities.

During 2012, the Company increased its projected asset retirement obligation cash flows by approximately $7.9 million, of which $3.8 million related to the addition of new processing facilities at its Molycorp Mountain Pass facility and $4.1 million related to revised estimates for the demolition and reclamation of the old mill and mineral recovery areas at the same facility.

The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At September 30, 2013, the Company had financial assurance requirements of $28.8 million, which were satisfied with surety bonds placed with California state and regional agencies.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(14)Debt and Capital Lease Obligations

The following table provides a summary of the current and non-current portions of Molycorp's debt outstanding at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Current	Non-Current	Current	Non-Current

	(In thousands)
Bank loans due November 2013 - September 2017	$14,812	$3,072	$39,252	$4,118
3.25% Convertible Notes, net of discount, due June 2016	—	204,903	—	198,689
6.00% Convertible Notes, net of discount, due September 2017	—	342,883	—	331,977
5.00% Debentures, net of discount, due December 2017	—	2,495	—	2,774
5.50% Convertible Notes, net of discount, due February 2018	—	146,961	—	—
10% Senior Secured Notes, net of discount, due June 2020	—	637,092	—	636,111
Total debt	14,812	1,337,406	39,252	1,173,669

Capital lease obligations	1,861	18,850	352	15,163
Total debt and capital lease obligations	$16,673	$1,356,256	$39,604	$1,188,832

Weighted average interest rate on the bank loans was 3.66% and 3.57% at September 30, 2013 and December 31, 2012, respectively.

Scheduled minimum debt repayments, excluding capital lease obligations, are $13.8 million for the remainder of 2013, $1.5 million in 2014, $1.5 million in 2015, $230.8 million in 2016, $416.9 million in 2017 and $823.0 million thereafter.

In May 2013, the Company entered into five capital lease agreements, each with a term of 48 months, for the use of certain mining equipment at its Molycorp Mountain Pass facility. The Company entered into an additional capital lease agreement for mining equipment in July 2013 with the same lender and for the same term of the other five leases. The aggregate amount of future minimum lease payments for all capital lease agreements entered between May and July 2013 was $6.6 million at inception of the leases, which included a nominal amount of executory costs and imputed interest of $0.6 million.

At September 30, 2013, future minimum capital lease payments, comprised of the capital leases entered into in 2013 and a capital lease entered into during the second quarter of 2012, were $50.4 million, in the aggregate. Of this amount, $1.7 million is due in the remainder of 2013, $6.7 million is due in each of the three succeeding fiscal years, $5.7 million is due in the fifth year, and $22.9 million is due thereafter. The aggregate amount of future minimum lease payments at September 30, 2013 included total executory costs of $1.7 million and imputed interest of $27.9 million.

During the first nine months of 2013, holders of $0.3 million aggregate principal amount of the Debentures elected to convert their notes at the same pro-ration of cash and shares consideration as if such holders had converted immediately prior to the acquisition of Molycorp Canada. As a result of this conversion, the Company paid a total of $0.2 million, including accrued interest, in cash with the remainder converted into 2,393 shares of Molycorp common stock.

Additional detail on the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost is as follows:

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes
	At September 30,	At December 31,	At September 30,	At December 31,	At September 30,	At December 31,
	2013	2012	2013	2012	2013	2012

	(In thousands of dollars)
Liability component (a)	201,905	196,702	339,304	330,177	146,166	n/a
Equity component	36,251	36,251	68,695	68,695	21,815	n/a

	Three months ended September 30,
	2013	2012	2013	2012	2013	2012
Accretion of liability component	1,772	1,651	2,888	1,147	918	n/a
Interest cost (b)	3,988	3,854	9,969	7,740	3,609	n/a
Capitalized interest	2,373	3,439	5,891	3,493	2,148	n/a

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	Nine months ended September 30,
	2013	2012	2013	2012	2013	2012
Accretion of liability component	5,203	4,849	8,491	1,147	2,382	n/a
Interest cost (b)	11,839	11,446	29,691	7,740	9,482	n/a
Capitalized interest	7,178	10,598	17,959	3,493	5,678	n/a

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

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

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

(15)Income Taxes

The Company's effective income tax rate was 19.11% for the first nine months of 2013. The Company's net loss before income taxes and equity earnings of $203.7 million for the nine months ended September 30, 2013 contained no material permanent differences between income for financial reporting purposes and tax purposes. Molycorp had net deferred income tax liabilities of $116.7 million at September 30, 2013 primarily related to the acquisition of Molycorp Canada.

At September 30, 2013, Molycorp determined that a valuation allowance of $64.8 million was required. In making this determination, management analyzed, among other things, the Company's recent history of earnings and cash flows, forecasts of future earnings, and the nature and timing of future deductions and benefits represented by the deferred tax assets and liabilities. Additionally, management determined that changes in estimates regarding losses from the U.S. operations, coupled with finalizing its purchase price allocation and related deferred tax liabilities by jurisdiction relating to the Molycorp Canada acquisition, results in the potential for a valuation allowance on the U.S. net deferred tax assets at the end of 2013. As a result, the forecasted annualized effective tax rate for 2013 has been adjusted during the quarter ended September 30, 2013 to include this estimated valuation allowance.

The Company has undistributed earnings of certain foreign subsidiaries at September 30, 2013, for which deferred taxes of $21.7 million been provided. Also, it had undistributed earnings of certain foreign subsidiaries at September 30, 2013, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $3.1 million at September 30, 2013.

Each quarter the Company evaluates the liability for uncertain tax positions and, at September 30, 2013, had a $1.6 million liability for unrecognized tax benefits. Due to resolution with tax authorities, the Company's liability for uncertain tax positions was reduced by $4.7 million in the second quarter of 2013, which was recorded as a discrete item. As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $0.7 million in the next 12 months and, if recognized, would affect the Company's effective income tax rate.

As a result of a change in the applicable withholding tax rate related to the unremitted earnings of a certain foreign subsidiary, deferred tax liabilities have decreased by $2.9 million. This decrease has been recorded as a discrete income tax benefit in the first quarter of 2013. In addition, as a result of the American Taxpayer Relief Act, which was signed into law on January 2, 2013, deferred tax liabilities related to the earnings of certain foreign subsidiaries have decreased by $5.8 million. These decreases have been recorded as a discrete income tax benefit in the first quarter of 2013.

It is possible that the common stock offering completed in October 2013, in combination with past and future transactions involving the Company’s common stock, may cause an ownership change to occur that would limit the Company’s ability to use U.S. net operating loss carryforwards and other tax attributes.  However, if an ownership change were to occur, the Company does not anticipate a significant impact on its income tax benefit.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(16)Stockholders’ Equity

At September 30, 2013 and December 31, 2012, the Company had 188,624,415 and 138,773,538 shares of common stock outstanding, respectively, and 2,070,000 shares of 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding. In each of the first, second and third quarters of 2013, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock and paid $2.8 million of the aggregate preferred dividend.

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

In connection with of the acquisition of Molycorp Canada on June 11, 2012, MCP Exchangeco Inc. issued an aggregate of 507,203 Exchangeable Shares in consideration for that portion of the purchase price Molycorp paid to Molycorp Canada’s former shareholders who elected to receive shares of MCP Exchangeco Inc. at the time of acquisition, and later convert the Exchangeable Shares into Molycorp common stock. During the first nine months of 2013, 12,971 Exchangeable Shares were converted into Molycorp common stock and, as of September 30, 2013, an aggregate of 353,167 Exchangeable Shares had been converted into shares of Molycorp common stock.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(17)Loss per Share

For the three and nine months ended September 30, 2013 and 2012, respectively, the dividends on the Convertible Preferred Stock were subtracted from net loss attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
Net loss attributable to Molycorp stockholders:	$(69,929)	$(18,891)	$(180,072)	$(89,976)
Dividends on Convertible Preferred Stock	(2,846)	(2,846)	(8,539)	(8,539)
Loss attributable to common stockholders	(72,775)	(21,737)	(188,611)	(98,515)

Continuing operations	(68,589)	(20,977)	(183,421)	(97,655)
Discontinued operations	(4,186)	(760)	(5,190)	(860)
	$(72,775)	$(21,737)	$(188,611)	$(98,515)

Weighted average common shares outstanding—basic	168,114,266	117,086,022	163,222,000	101,147,638
Basic loss per share:
Continuing operations	$(0.41)	$(0.18)	$(1.12)	$(0.97)
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
	$(0.43)	$(0.19)	$(1.16)	$(0.97)

Diluted loss per share:
Continuing operations	$(0.41)	$(0.18)	$(1.12)	$(0.97)
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.01)
	$(0.43)	$(0.19)	$(1.16)	$(0.97)

Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used.

Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At September 30, 2013 and 2012, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.

In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. Molycorp's Convertible Preferred Stock was antidilutive at September 30, 2013 and 2012.

Also, under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At September 30, 2013 and 2012, all of the Company's convertible notes were antidilutive.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(18)Stock-Based Compensation

Molycorp has stock-based compensation plans for executives, eligible employees and non-employee directors. Stock-based awards issued under these plans include stock options to purchase shares of the Company’s common stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units ("PBRSUs"). The Company recognized total stock-based compensation expenses of $1.6 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $2.9 million for the nine months ended September 30, 2013 and 2012, respectively. Included in the stock-based compensation expenses for the three and nine months ended September 30, 2013 were forfeiture benefits of $0.2 million and $1.4 million, respectively.

In December 2012, the Company introduced an Employee Stock Purchase Plan ("ESPP") to provide eligible employees with an opportunity to acquire a proprietary interest in the Company through the purchase of its common stock at a discount over the stock fair market value. The ESPP is implemented by sequential offering periods, the commencement and duration of which are determined by the Board of Directors of Molycorp. For the first and second offering period the Company recognized a stock-based compensation expense of $0.1 million related to the ESPP.

During the first nine months of 2013 and 2012, the Company granted RSUs to certain non-employee directors who elected to convert a portion of their quarterly cash retainer into restricted stock. These converted RSUs are fully vested because they relate to services already rendered by the non-employee directors. The same non-employee directors who elected to convert their cash retainer into RSUs, received additional RSUs as matching contributions by the Company equal to 25% of the converted units. The matching RSUs vest on the third anniversary of the grant date.

The following tables summarize the 2013 year-to-date activity for to all stock-based awards:

		Weighted
		Average
	Number of	Grant-Date
PBRSUs	Shares	Price
Unvested at January 1, 2013	29,302	$30.33
Granted	897,515	$6.76
Forfeited	(65,143)	$11.17
Vested	—	—
Unvested at September 30, 2013	861,674	$7.23

		Weighted
		Average
	Number of	Grant-Date
RSUs	Shares	Price
Unvested at January 1, 2013	181,602	$32.15
Granted	997,979	$7.04
Forfeited	(80,510)	$28.06
Vested*	(19,632)	$7.56
Unvested at September 30, 2013	1,079,439	$9.82

* Includes deferral and conversion of a portion of fees payable to certain non-employee directors of the Company.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

		Weighted
		Average
	Number of	Grant-Date
RSAs	Shares	Price
Unvested at January 1, 2013	39,974	$40.09
Granted	—	—
Forfeited	(8,143)	$39.76
Vested	—	—
Unvested at September 30, 2013	31,831	$37.87

		Weighted
		Average
	Number of	Grant-Date
Stock Options	Shares	Price
Outstanding at January 1, 2013	35,624	$48.87
Granted	—	—
Exercised	—	—
Forfeited and expired	(9,008)	$48.87
Outstanding at September 30, 2013	26,616	$48.87
Options exercisable at September 30, 2013	17,744	$48.87

(19)Commitments and Contingencies

(a)	Future Operating Lease Commitments

The Company has certain operating leases for office space, trailers and certain equipment. Remaining annual minimum payments under these leases at September 30, 2013 were as follows:

		Less Than 1			More Than 5
	Total	Year	1 - 3 Years	4 - 5 Years	Years

	(In thousands)
Operating lease obligations	$6,966	$2,667	$2,824	$437	$1,038

(b)	Purchase Commitments

The Company entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with the Molycorp Mountain Pass facility modernization and expansion efforts. Future payments for all purchase commitments at September 30, 2013 were as follows:

		Less Than 1			More Than 5
	Total	Year	1 - 3 Years	4 - 5 Years	Years

	(In thousands)
Purchase obligations and other commitment	$251,361	$227,365	$13,206	$6,487	$4,303

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(c)	Labor Contract

Certain Molycorp Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At September 30, 2013,  237 employees, or approximately 61% of the Company’s workforce at the Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.

At September 30, 2013,  174 employees, or approximately 30% of the workforce at the Company’s Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia was renewed in February 2012.

(d)	Reclamation Surety Bonds

At September 30, 2013, Molycorp had placed $28.8 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(e)	Purported Class Action and Derivative Lawsuits

In February 2012, a purported class action lawsuit was filed in the U.S. District Court for the District of Colorado against the Company and certain of its current and former executive officers alleging violations of the federal securities laws. The Consolidated Class Action Complaint filed on July 31, 2012 also names most of the Company’s Board members and some of the Company’s stockholders as defendants, along with other persons and entities. That Complaint alleges 18 claims for relief arising out of alleged: (1) securities fraud in violation of the Securities Exchange Act of 1934, or the Exchange Act, during the proposed class period from February 11, 2011 through November 10, 2011; and (2) materially untrue or misleading statements in registration statements and prospectuses for the Company’s public offering of preferred stock in February 2011 and of common stock in June 2011, in violation of the Securities Act. The Company’s motion to dismiss that Complaint was filed in October 2012 and is pending. The Company believes that this lawsuit is without merit, and it intends to vigorously defend itself against these claims.

In addition, as of November 21, 2012, a consolidated stockholder derivative lawsuit filed purportedly on the Company’s behalf against the Company (as a nominal defendant) and certain of its directors, current and former executive officers and stockholders is pending in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed, asserting causes of action for alleged: (1) breach of fiduciary duty, including the duties of loyalty and due care; (2) breach of fiduciary duty not to trade on or misuse material non-public information; (3) unjust enrichment; and (4) aiding and abetting a breach of fiduciary duty. On the Company’s behalf, the plaintiffs in the consolidated derivative action seek, among other things, monetary damages, restitution, and an accounting. The defendants filed motions to dismiss and motions to stay that action in October 2012.  Pursuant to an order dated May 15, 2013, the Delaware Court of Chancery stayed the derivative lawsuit pending final disposition of the purported class action lawsuit. In October 2013, certain plaintiffs, on our behalf, filed a motion to lift the May 15, 2013 stay order. The defendants’ brief in opposition and the motion to lift the stay order are due to be filed on or before November 25, 2013.  Two additional stockholder derivative lawsuits that were filed in the U.S. District Court in Colorado have been dismissed, but the plaintiffs in those cases pursued an appeal of that ruling in the U.S. Court of Appeals for the Tenth Circuit. On August 20, 2013, the Tenth Circuit remanded these cases back to the Colorado District Court. The Company and the plaintiffs have filed their respective briefs in the remanded proceeding and the decision of the Colorado District Court is pending.

In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executive officers, alleging violations of the federal securities laws.  The purported class action lawsuits allege claims for relief arising out of alleged securities fraud in violation of the Exchange Act during the proposed class period from August 2, 2012 through August 7, 2013.  Pursuant to stipulations and orders of the court dated September 25, 2013 and September 27, 2013, among other things, the deadlines for the Company and its current and former executive officers to respond to the lawsuits have been stayed pending appointment of a lead plaintiff under the Private Securities Litigation Reform Act. The Company believes that the lawsuits are without merit and it intends to vigorously defend itself against the claims.

Due to the inherent uncertainties of litigation and regulatory proceedings, including the current purported class action lawsuit and derivative lawsuits, the Company cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, the Company’s financial condition, operating results and cash flows could be materially affected.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(20)Concentrations

(a)	Products

There were no significant sales by product at the Resources segment for the three and nine months ended September 30, 2013. Sales of neodymium/praseodymium products were 10% of consolidated revenues for the nine months ended September 30, 2012 at the Resources segment.

The Chemicals and Oxides segment includes sales of REO, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the acquisition of Molycorp Canada on June 11, 2012. Sales of cerium products within the Chemicals and Oxides segment accounted for approximately  8% and 10% of consolidated revenues for the three and nine months ended September 30, 2013, respectively, and approximately 16% and 11% of consolidated revenues for the three and nine months ended September 30, 2012, respectively. The Chemicals and Oxides segment also sold neodymium/praseodymium products for approximately 12% of consolidated revenues during the three months ended September 30, 2012.

Within the Magnetic Materials and Alloys segment, sales of Neo Powders™ were approximately 45% and 40% of consolidated revenues for the three and nine months ended September 30, 2013, respectively, 34% for the three months ended September 30, 2012 and 22% for the period from June 12, 2012 to September 30, 2012. The Neo Powders™ were introduced into Molycorp's product mix with the acquisition of Molycorp Canada on June 11, 2012.

There were no significant sales by product at the Rare Metals segment for the three and nine months ended September 30, 2013 and 2012.

(b)	Customers

For the three and nine months ended September 30, 2013, the Magnetic Materials and Alloys segment sold Neo Powders™ for $16.3 million and $39.2 million, respectively, to Daido Electronics.

 There were no significant sales to individual customers relative to consolidated revenues at any of the Company's segments during the three and nine months ended September 30, 2012.

(21)Related-Party Transactions

The Company supplies Neo Powders™ to TMT to produce rare earth magnetic compounds. Molycorp then purchases these compounds back from TMT in its normal course of business. Additionally, Keli processes rare earth oxides into metals for inclusion in the Neo Powders™.

For the three and nine months ended September 30, 2013, the Company sold $0.7 million and $2.7 million, respectively, of Neo Powders™ to TMT, and purchased rare earth magnetic compounds from TMT for $0.6 million and $1.5 million, respectively. During the third quarter of 2012 and for the period from June 12, 2012 to September 30, 2012, the Company sold $1.3 million and $1.4 million of Neo Powders™ to TMT, respectively, and purchased $1.4 million and $1.9 million worth of compounds from TMT during the same respective periods.

The Company purchased metals and received services from Keli for a total of $20.4 million and $44.8 million, during the three and nine months ended September 30, 2013, respectively, and $16.1 million and $21.4 million for the third quarter of 2012 and the period from June 12, 2012 to September 30, 2012, respectively.

Ingal Stade sells gallium to the Company's facilities located in Ontario, Canada and to some of its facilities in the United States. The Company purchased $1.1 million and $3.4 million of gallium metal from Ingal Stade for the three and nine months ended September 30, 2013, respectively, and $1.3 million and $1.7 million during the third quarter of 2012 and the period from June 12, 2012 to September 30, 2012, respectively.

During the three and nine months ended September 30, 2013, the Company sold $16.3 million and $39.2 million, respectively, of Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(22)Net Change in Operating Assets and Liabilities

Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following for nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

	(In thousands)
Decrease (increase) in operating assets:
Accounts receivable	$(5,557)	$88,997
Inventory	26,816	13,202
Prepaid expenses and other assets	(1,085)	7,174
Increase (decrease) in operating liabilities:
Accounts payable	(16,642)	(43,223)
Income tax payable	(8,768)	(39,483)
Interest payable	(26,765)	(9,704)
Asset retirement obligation	(2,385)	—
Accrued expenses	(10,826)	(49,044)
	$(45,212)	$(32,081)

(23)Derivative Instruments

Put Option

As a result of the acquisition of Molycorp Canada, the Company assumed a liability associated with the put option issued to holders of the noncontrolling interest of Buss & Buss, a business acquired by Molycorp Canada's predecessor company. The Buss & Buss put option relates to a share purchase agreement (“SPA”) between NMT Holding GmbH, a German subsidiary of the Company, and the shareholders of Buss & Buss entered into May 27, 2010 by Molycorp Canada's predecessor company. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by the Company, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to the Company. The Company does not account for this derivative as a hedge. The put option had a fair value of $6.8 million at September 30, 2013, recorded as "Derivative liability" in the condensed consolidated balance sheet. The change in fair value of the put option resulted in an unrealized loss of $0.2 million and an unrealized gain of $1.0 million for the three and nine months ended September 30, 2013, respectively, and an unrealized gain of $0.2 million for the period from June 12, 2012 to September 30, 2012, which were recognized in "Interest expense" in the condensed consolidated statements of operations and comprehensive income. The technique Molycorp used to fair value this derivative is the income approach based on a discounted cash flow model. With the exception of the risk free interest rate, which is a Level 1 input within the fair value hierarchy, all other inputs used to fair value this put option are based on unobservable Level 3 inputs based on management's assumptions. These inputs include: equity-risk premium, risk premium, size premium and growth rate. Any reasonably foreseeable changes in assumed levels of unobservable inputs used to fair value this put option would not be expected to have a material impact on the Company's financial position or results of operations.

2012 Contingent Forward Contract

On March 28, 2012, the Company entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to its planned acquisition of Molycorp Canada. The Company did not apply hedge accounting to this contingent forward contract. Upon settlement of this derivative on June 11, 2012 (the date of the Molycorp Canada acquisition), the Company recognized a loss of $37.6 million in "Other expense" in the condensed consolidated statement of operations and comprehensive income. Of this loss, $6.7 million was recognized during the three months ended March 31, 2012 and the remainder during the second quarter of 2012.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(24)Employee Benefit Plans and Severance Charges

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

Expenses related to this plan totaled $0.7 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $2.2 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company's total contribution to the Pension Plan and PBP is expected to be approximately $0.2 million in 2013.

The components of the Pension Plan and PBP net periodic benefit cost for the three and nine months ended September 30, 2013, and for the period from June 12, 2012 to September 30, 2012, are set forth below:

Three Months Ended September 30, 2013	Pension Plan	PBP	Total

	(In thousands)
Components of net periodic benefit cost:
Service Cost	$—	$—	$—
Interest cost	78	2	80
Expected return on plan assets	(68)	—	(68)
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	—	(1)	(1)
Amortization of actuarial loss	63	(2)	61
Net periodic benefit cost	$73	$(1)	$72

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Nine Months Ended September 30, 2013	Pension Plan	PBP	Total

	(In thousands)
Components of net periodic benefit cost:
Service Cost	$—	$—	$—
Interest cost	234	6	240
Expected return on plan assets	(203)	—	(203)
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	—	(3)	(3)
Amortization of actuarial loss	189	(6)	183
Net periodic benefit cost	$220	$(3)	$217

Period from June 12, 2012 to September 30, 2012	Pension Plan	PBP	Total

	(In thousands)
Components of net periodic benefit cost:
Service Cost	$—	$—	$—
Interest cost	90	—	90
Expected return on plan assets	(67)	—	(67)
Amortization of transition obligation/(asset)	—	—	—
Amortization of prior service cost	(1)	—	(1)
Amortization of actuarial loss	55	—	55
Net periodic benefit cost	$77	$—	$77

Severance Charges

In the first quarter of 2013, the Company took a number of actions throughout the organization as part of its continuing effort to contain costs and increase the efficiency of its operations. As a result, the Company reduced a portion of its workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million through the third quarter of 2013, which were included in "Selling, general and administrative” expense in the condensed consolidated statement of operations and comprehensive income. As of September 30, 2013, the Company paid $1.6 million of these severance benefits using the Company's cash balance available at that time. The remainder will be paid over five months from September 30, 2013.

In relation to the Company’s plan to discontinue operations at the Napanee facility in July 2013, the Company recognized employee severance and benefit costs of $0.1 million at the beginning of the third quarter of 2013, which were substantially paid as of September 30, 2013. These severance and benefit costs were included in the results of discontinued operations in the condensed consolidated statements of operations and comprehensive income.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(25)Subsidiary Guarantor Financial Information

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

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	At September 30, 2013
	(In thousands)
		Guarantor	Non-Guarantor		Molycorp, Inc.
Condensed Consolidating Balance Sheets	Parent	Subsidiaries	Subsidiaries	Eliminations	consolidated
Current assets:
Cash and cash equivalents	$31,207	$8,914	$133,793	$—	$173,914
Trade accounts receivable, net	—	3,012	55,188	—	58,200
Inventory	—	34,044	149,397	—	183,441
Deferred charges	—	1,329	1,751	—	3,080
Deferred tax assets	—	—	8,478	—	8,478
Income tax receivable	—	20,243	53	—	20,296
Prepaid expenses and other current assets	—	9,559	16,101	—	25,660
Total current assets	31,207	77,101	364,761	—	473,069
Non-current assets:
Deposits	1,754	24,243	—	—	25,997
Property, plant and equipment, net	—	1,620,346	158,738	—	1,779,084
Inventory	—	24,325	—	—	24,325
Intangible assets, net	—	459	419,012	—	419,471
Investments	—	43,425	15,324	—	58,749
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	699,379	122,784	—	(822,163)	—
Intercompany accounts receivable	1,920,116	—	791	(1,920,907)	—
Other non-current assets	—	785	6,054	—	6,839
Total non-current assets	2,621,249	1,836,367	839,661	(2,743,070)	2,554,207
Total assets	$2,652,456	$1,913,468	$1,204,422	$(2,743,070)	$3,027,276

Current liabilities:
Trade accounts payable	$—	$70,498	$37,384	$—	$107,882
Accrued expenses	27,695	12,375	21,375	—	61,445
Income tax payable	—	7	8,432	(6,731)	1,708
Debt and capital lease obligations	—	1,861	14,812	—	16,673
Other current liabilities	—	6,689	—	—	6,689
Total current liabilities	27,695	91,430	82,003	(6,731)	194,397
Non-current liabilities:
Asset retirement obligation	—	14,084	—	—	14,084
Deferred tax liabilities	—	—	118,411	6,731	125,142
Debt and capital lease obligations	1,331,839	18,850	5,567	—	1,356,256
Derivative liability	—	—	6,819	—	6,819
Pension liabilities	—	—	3,431	—	3,431
Intercompany accounts payable	—	1,916,264	4,643	(1,920,907)	—
Other non-current liabilities	—	1,340	712	—	2,052
Total non-current liabilities	1,331,839	1,950,538	139,583	(1,914,176)	1,507,784
Total liabilities	$1,359,534	$2,041,968	$221,586	$(1,920,907)	$1,702,181

Stockholders’ equity:
Common stock	189	—	—	—	189
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,946,742	149,857	1,316,079	(1,465,936)	1,946,742
Accumulated other comprehensive loss	(7,848)	—	(7,848)	7,848	(7,848)
Accumulated deficit	(646,163)	(278,357)	(357,568)	635,925	(646,163)
Total Molycorp stockholders’ equity	1,292,922	(128,500)	950,663	(822,163)	1,292,922
Noncontrolling interests	—	—	32,173	—	32,173
Total stockholders’ equity	1,292,922	(128,500)	982,836	(822,163)	1,325,095
Total liabilities and stockholders’ equity	$2,652,456	$1,913,468	$1,204,422	$(2,743,070)	$3,027,276

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	At December 31, 2012
	(In thousands)
		Guarantor	Non-Guarantor		Molycorp, Inc.
Condensed Consolidating Balance Sheets	Parent	Subsidiaries	Subsidiaries	Eliminations	consolidated
Current assets:
Cash and cash equivalents	$16,560	$18,020	$193,210	$—	$227,790
Trade accounts receivable, net	—	7,738	44,692	—	52,430
Inventory	—	49,416	237,960	—	287,376
Deferred charges	—	2,203	7,209	—	9,412
Deferred tax assets	—	—	11,731	(1,942)	9,789
Income tax receivable	—	25,087	—	—	25,087
Prepaid expenses and other current assets	—	9,085	12,709	—	21,794
Total current assets	16,560	111,549	507,511	(1,942)	633,678
Non-current assets:
Deposits	1,752	24,862	155	—	26,769
Property, plant and equipment, net	—	1,377,147	167,157	—	1,544,304
Inventory	—	26,096	—	—	26,096
Intangible assets, net	—	508	450,430	—	450,938
Investments	—	45,241	18,795		64,036
Deferred tax assets	6,030	—	—	(6,030)	—
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	883,319	97,960	—	(981,279)	—
Intercompany accounts receivable	1,539,877	207,035	794	(1,747,706)	—
Other non-current assets	—	885	6,087	—	6,972
Total non-current assets	2,430,978	1,779,734	883,160	(2,735,015)	2,358,857
Total assets	$2,447,538	$1,891,283	$1,390,671	$(2,736,957)	$2,992,535

Current liabilities:
Trade accounts payable	$—	$191,769	$50,225	$—	$241,994
Accrued expenses	14,872	10,087	34,054	—	59,013
Income tax payable	—	—	15,267	—	15,267
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	352	39,252	—	39,604
Other current liabilities	—	3,539	—	—	3,539
Total current liabilities	14,872	207,689	138,798	(1,942)	359,417
Non-current liabilities:
Asset retirement obligation	—	18,586	—	—	18,586
Deferred tax liabilities	—	23,130	143,575	(6,030)	160,675
Debt and capital lease obligations	1,166,777	15,163	6,892	—	1,188,832
Derivative liability	—	—	7,816	—	7,816
Pension liabilities	—	—	3,292	—	3,292
Intercompany accounts payable	49,843	1,577,363	120,500	(1,747,706)	—
Other non-current liabilities	—	1,102	1,557	—	2,659
Total non-current liabilities	1,216,620	1,635,344	283,632	(1,753,736)	1,381,860
Total liabilities	$1,231,492	$1,843,033	$422,430	$(1,755,678)	$1,741,277

Stockholders’ equity:
Common stock	139	—	—	—	139
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,691,429	149,857	1,283,863	(1,433,720)	1,691,429
Accumulated other comprehensive loss	(9,433)	—	(9,433)	9,433	(9,433)
Accumulated deficit	(466,091)	(101,607)	(341,401)	443,008	(466,091)
Total Molycorp stockholders’ equity	1,216,046	48,250	933,029	(981,279)	1,216,046
Noncontrolling interests	—	—	35,212	—	35,212
Total stockholders’ equity	1,216,046	48,250	968,241	(981,279)	1,251,258
Total liabilities and stockholders’ equity	$2,447,538	$1,891,283	$1,390,671	$(2,736,957)	$2,992,535

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	Three months ended September 30, 2013
	(In thousands)
Condensed Consolidating Statements of Operations and		Guarantor	Non-Guarantor		Molycorp, Inc.
Comprehensive Loss	Parent	Subsidiaries	Subsidiaries	Eliminations	consolidated
Revenues	$—	$19,237	$142,421	$(12,592)	$149,066
Costs of sales:
Costs excluding depreciation and amortization	—	(55,517)	(107,519)	12,592	(150,444)
Depreciation and amortization	—	(9,336)	(7,064)	—	(16,400)
Gross (loss) profit	—	(45,616)	27,838	—	(17,778)
Operating expenses:
Selling, general and administrative	(3)	(15,554)	(8,842)	—	(24,399)
Corporate development	—	(69)	—	—	(69)
Depreciation, amortization and accretion	—	(1,597)	(8,475)	—	(10,072)
Research and development	—	(1,037)	(4,528)	—	(5,565)
Impairment of goodwill and other long-lived assets	—	—	(1,118)	—	(1,118)
Operating (loss) income	(3)	(63,873)	4,875	—	(59,001)
Other (expense) income:
Other income (expense)	4	64	(725)	—	(657)
Foreign exchange gains (losses), net	1,727	(1)	(1,960)	—	(234)
Interest expense, net	(14,093)	(744)	(1,452)	—	(16,289)
Interest income (expense) from intercompany notes	9,211	1,412	(10,623)	—	—
Equity loss from consolidated subsidiaries	(54,858)	(333)	—	55,191	—
	(58,009)	398	(14,760)	55,191	(17,180)
Loss before income taxes and equity earnings	(58,012)	(63,475)	(9,885)	55,191	(76,181)
Income tax benefit (expense)	(11,914)	14,879	9,937	—	12,902
Equity in results of affiliates	—	(1,617)	(717)	—	(2,334)
Loss from continuing operations	(69,926)	(50,213)	(665)	55,191	(65,613)
Loss from discontinued operations, net of tax	—	—	(4,186)	—	(4,186)
Net loss	(69,926)	(50,213)	(4,851)	55,191	(69,799)
Net income attributable to noncontrolling interest	—	—	(130)	—	(130)
Net loss attributable to Molycorp stockholders	$(69,926)	$(50,213)	$(4,981)	$55,191	$(69,929)

Net loss	$(69,926)	$(50,213)	$(4,851)	$55,191	$(69,799)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	4,217	—	4,217
Comprehensive loss	$(69,926)	$(50,213)	$(634)	$55,191	$(65,582)
Comprehensive loss attributable to:
Molycorp stockholders	(69,926)	(50,213)	(504)	55,191	(65,452)
Noncontrolling interest	—	—	(130)	—	(130)
	$(69,926)	$(50,213)	$(634)	$55,191	$(65,582)

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	Nine months ended September 30, 2013
	(In thousands)
Condensed Consolidating Statements of Operations and		Guarantor	Non-Guarantor		Molycorp, Inc.
Comprehensive Loss	Parent	Subsidiaries	Subsidiaries	Eliminations	consolidated
Revenues	$—	$68,014	$397,548	$(34,982)	$430,580
Costs of sales:
Costs excluding depreciation and amortization	—	(147,209)	(309,472)	34,982	(421,699)
Depreciation and amortization	—	(28,523)	(20,760)	—	(49,283)
Gross (loss) profit	—	(107,718)	67,316	—	(40,402)
Operating expenses:
Selling, general and administrative	(3)	(48,870)	(27,573)	—	(76,446)
Corporate development	—	(256)	—	—	(256)
Depreciation, amortization and accretion	—	(3,258)	(23,015)	—	(26,273)
Research and development	—	(4,428)	(14,048)	—	(18,476)
Impairment of goodwill and other long-lived assets	—	—	(1,495)	—	(1,495)
Operating (loss) income	(3)	(164,530)	1,185	—	(163,348)
Other (expense) income:
Other income	4	298	1,128	—	1,430
Foreign exchange gains (losses), net	1,727	8	(691)	—	1,044
Interest (expense) income, net	(39,978)	(5,039)	2,210	—	(42,807)
Interest income (expense) from intercompany notes	27,455	4,293	(31,748)	—	—
Equity loss from consolidated subsidiaries	(163,247)	(6,742)	—	169,989	—
	(174,039)	(7,182)	(29,101)	169,989	(40,333)
Loss before income taxes and equity earnings	(174,042)	(171,712)	(27,916)	169,989	(203,681)
Income tax benefit (expense)	(6,030)	23,130	21,822	—	38,922
Equity in results of affiliates	—	(5,239)	(3,451)	—	(8,690)
Loss from continuing operations	(180,072)	(153,821)	(9,545)	169,989	(173,449)
Loss from discontinued operations, net of tax	—	—	(5,190)	—	(5,190)
Net loss	(180,072)	(153,821)	(14,735)	169,989	(178,639)
Net income attributable to noncontrolling interest	—	—	(1,433)	—	(1,433)
Net loss attributable to Molycorp stockholders	$(180,072)	$(153,821)	$(16,168)	$169,989	$(180,072)

Net loss	$(180,072)	$(153,821)	$(14,735)	$169,989	$(178,639)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	1,585	—	1,585
Comprehensive loss	$(180,072)	$(153,821)	$(13,150)	$169,989	$(177,054)
Comprehensive loss attributable to:
Molycorp stockholders	(180,072)	(153,821)	(11,717)	169,989	(175,621)
Noncontrolling interest	—	—	(1,433)	—	(1,433)
	$(180,072)	$(153,821)	$(13,150)	$169,989	$(177,054)

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	Three months ended September 30, 2012
	(In thousands)
Condensed Consolidating Statements of Operations and		Guarantor	Non-Guarantor		Molycorp, Inc.
Comprehensive Loss	Parent	Subsidiaries	Subsidiaries	Eliminations	consolidated
Revenues	$—	$26,103	$191,661	$(12,559)	$205,205
Costs of sales:
Costs excluding depreciation and amortization	—	(38,919)	(156,867)	12,559	(183,227)
Depreciation and amortization	—	(3,375)	(7,237)	—	(10,612)
Gross (loss) profit	—	(16,191)	27,557	—	11,366
Operating expenses:
Selling, general and administrative	(29)	(20,147)	(11,173)	—	(31,349)
Corporate development	—	(1,073)	—	—	(1,073)
Depreciation, amortization and accretion	—	(742)	(8,842)	—	(9,584)
Research and development	—	(2,497)	(6,432)	—	(8,929)
Operating (loss) income	(29)	(40,650)	1,110	—	(39,569)
Other (expense) income:
Other (expense) income	—	(68)	11	—	(57)
Foreign exchange (losses) gains, net	—	(3)	1,913	—	1,910
Interest expense, net	(2,920)	(1,076)	(1,273)	—	(5,269)
Interest income (expense) from intercompany notes	453	(324)	(129)	—	—
Equity (loss) earnings from consolidated subsidiaries	(16,395)	4,090	—	12,305	—
	(18,862)	2,619	522	12,305	(3,416)
(Loss) income before income taxes and equity earnings	(18,891)	(38,031)	1,632	12,305	(42,985)
Income tax benefit	—	23,537	5,419	—	28,956
Equity in results of affiliates	—	(682)	20	—	(662)
(Loss) income from continuing operations	(18,891)	(15,176)	7,071	12,305	(14,691)
Loss from discontinued operations, net of tax	—	—	(760)	—	(760)
Net (loss) income	(18,891)	(15,176)	6,311	12,305	(15,451)
Net income attributable to noncontrolling interest	—	—	(3,440)	—	(3,440)
Net (loss) income attributable to Molycorp stockholders	$(18,891)	$(15,176)	$2,871	$12,305	$(18,891)

Net (loss) income	$(18,891)	$(15,176)	$6,311	$12,305	$(15,451)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	526	—	526
Comprehensive (loss) income	$(18,891)	$(15,176)	$6,837	$12,305	$(14,925)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(18,891)	(15,176)	10,277	12,305	(11,485)
Noncontrolling interest	—	—	(3,440)	—	(3,440)
	$(18,891)	$(15,176)	$6,837	$12,305	$(14,925)

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	Nine months ended September 30, 2012
	(In thousands)
Condensed Consolidating Statements of Operations and		Guarantor	Non-Guarantor		Molycorp, Inc.
Comprehensive Loss	Parent	Subsidiaries	Subsidiaries	Eliminations	consolidated
	(Revised)
Revenues	$—	$121,172	$293,228	$(20,315)	$394,085
Costs of sales:
Costs excluding depreciation and amortization	—	(105,185)	(251,784)	20,315	(336,654)
Depreciation and amortization	—	(7,539)	(11,526)	—	(19,065)
Gross profit	—	8,448	29,918	—	38,366
Operating expenses:
Selling, general and administrative	45	(62,746)	(15,882)	—	(78,583)
Corporate development	(46)	(19,333)	—	—	(19,379)
Depreciation, amortization and accretion	—	(1,441)	(10,747)	—	(12,188)
Research and development	—	(10,584)	(8,044)	—	(18,628)
Operating loss	(1)	(85,656)	(4,755)	—	(90,412)
Other (expense) income:
Other (expense) income	(37,589)	27	(53)	—	(37,615)
Foreign exchange (losses) gains, net	—	(5)	729	—	724
Interest expense, net	(12,602)	(194)	(2,193)	—	(14,989)
Interest income (expense) from intercompany notes	1,326	(967)	(359)	—	—
Equity loss from consolidated subsidiaries	(55,770)	(18,302)	—	74,072	—
	(104,635)	(19,441)	(1,876)	74,072	(51,880)
Loss before income taxes and equity earnings	(104,636)	(105,097)	(6,631)	74,072	(142,292)
Income tax benefit	14,660	37,302	6,480	—	58,442
Equity in results of affiliates	—	(1,475)	329	—	(1,146)
(Loss) income from continuing operations	(89,976)	(69,270)	178	74,072	(84,996)
Loss from discontinued operations, net of tax	—	—	(860)	—	(860)
Net loss	(89,976)	(69,270)	(682)	74,072	(85,856)
Net income attributable to noncontrolling interest	—	—	(4,120)	—	(4,120)
Net loss attributable to Molycorp stockholders	$(89,976)	$(69,270)	$(4,802)	$74,072	$(89,976)

Net loss	$(89,976)	$(69,270)	$(682)	$74,072	$(85,856)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(1,165)	—	(1,165)
Comprehensive loss	$(89,976)	$(69,270)	$(1,847)	$74,072	$(87,021)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(89,976)	(69,270)	2,273	74,072	(82,901)
Noncontrolling interest	—	—	(4,120)	—	(4,120)
	$(89,976)	$(69,270)	$(1,847)	$74,072	$(87,021)

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	Nine months ended September 30, 2013
	(In thousands)
		Guarantor	Non-Guarantor		Molycorp, Inc.
Condensed Consolidating Statements of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	consolidated
Net cash (used in) provided by operating activities	$(2,990)	$(79,888)	$(7,135)	$—	$(90,013)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Loans to parent	—	—	(12,800)	12,800	—
Intercompany advances made	(438,374)	—	—	438,374	—
Loans to non-guarantor	—	(1,300)	—	1,300	—
Repayments of notes receivable from non-guarantor	38,000	264	—	(38,264)	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(320,829)	(13,768)	—	(334,597)
Other investing activities	—	—	(364)	—	(364)
Net cash used in investing activities	(400,374)	(325,288)	(66,932)	454,210	(338,384)
Cash flows from financing activities:
Repayments of debt	—	—	(25,990)	—	(25,990)
Net proceeds from sale of common stock	248,150	—	—	—	248,150
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(8,539)	—	—	—	(8,539)
Dividend paid to noncontrolling interests	—	—	(4,472)	—	(4,472)
Borrowings from non-guarantor	12,800	40,000	—	(52,800)	—
Borrowing from guarantor	—	—	1,300	(1,300)	—
Repayments to parent	—	—	(38,000)	38,000	—
Repayments to guarantor	—	—	(264)	264	—
Intercompany advances owed	—	356,867	81,507	(438,374)	—
Other financing activities	—	(797)	—	—	(797)
Net cash provided by (used in) financing activities	418,011	396,070	14,081	(454,210)	373,952
Effect of exchange rate changes on cash	—	—	569	—	569
Net change in cash and cash equivalents	14,647	(9,106)	(59,417)	—	(53,876)
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$31,207	$8,914	$133,793	$—	$173,914

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	Nine months ended September 30, 2012
	(In thousands)
		Guarantor	Non-Guarantor		Molycorp, Inc.
	Parent	Subsidiaries	Subsidiaries	Eliminations	consolidated
Condensed Consolidating Statements of Cash Flows	(Revised)
Net cash (used in) provided by operating activities	$(20,495)	$(57,987)	$31,294	$—	$(47,188)
Cash flows from investing activities:
Loans to subsidiaries	(683,063)	—	—	683,063	—
Loans to parent	—	(37,589)		37,589	—
Intercompany advances made	(792,709)	—	—	792,709	—
Repayments from subsidiaries	34,327	—	—	(34,327)	—
Investment in subsidiaries	(350,000)	—	—	350,000	—
Notes receivable to non-guarantor	—	(227,512)	—	227,512	—
Repayments of notes receivable from non-guarantor	—	100,000	—	(100,000)	—
Cash paid in connection with acquisitions, net of cash acquired	—	—	(591,011)	—	(591,011)
Investment in joint ventures	—	(28,130)	—	—	(28,130)
Deposits	—	(516)	—	—	(516)
Capital expenditures	—	(628,407)	(16,276)	—	(644,683)
Other investing activities	—	—	4,953	—	4,953
Net cash used in investing activities	(1,791,445)	(822,154)	(602,334)	1,956,546	(1,259,387)
Cash flows from financing activities:
Capital contributions from stockholder	390,225	—	—	—	390,225
Contribution from parent	—	—	350,000	(350,000)	—
Proceeds from debt	—	—	9,456	—	9,456
Repayments of debt	—	(870)	(227,561)	—	(228,431)
Net proceeds from sale of common stock	132,471	—	—	—	132,471
Net proceeds from sale of Senior Notes	635,373	—	—	—	635,373
Issuance of 6.00% Convertible Notes	395,712	—	—	—	395,712
Payments of preferred dividends	(8,539)	—	—	—	(8,539)
Borrowing from parent	—	227,512	455,551	(683,063)	—
Borrowing from guarantor	37,589	—	227,512	(265,101)	—
Repayments to parent	—	(34,327)	—	34,327	—
Intercompany advances owed	—	680,966	111,743	(792,709)	—
Repayments of borrowing to guarantor	—	—	(100,000)	100,000	—
Other financing activities	(2,937)	(68)	(326)	—	(3,331)
Net cash provided by financing activities	1,579,894	873,213	826,375	(1,956,546)	1,322,936
Effect of exchange rate changes on cash	—	—	809	—	809
Net change in cash and cash equivalents	(232,046)	(6,928)	256,144	—	17,170
Cash and cash equivalents at beginning of the period	407,446	10,758	651	—	418,855
Cash and cash equivalents at end of period	$175,400	$3,830	$256,795	$—	$436,025

At December 31, 2012, a classification error in the previously presented subsidiary guarantor cash flows statements for the nine months ended September 2012 was identified for advances received by Guarantor and Non-Guarantor Subsidiaries from the Parent. To correct the error, the Company determined a change in the presentation of advances received by the Guarantor and Non-Guarantor Subsidiaries was required to present borrowings from the Parent to the Guarantor of $681.0 million, and from the Parent to the Non-Guarantor Subsidiaries of $111.7 million, as a financing activity in their cash flows statements, rather than as an investing activity as previously presented to conform to the guidance outlined in ASC 230. This guidance states that proceeds from borrowings should be reflected as a financing activity. The impact of these revisions is not material to the related financial statements taken as a whole. The revised change in presentation to appropriately reflect these borrowings as financing activities for the nine months ended September 2012 is outlined below.

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

	Nine months ended September 30, 2012
	As reported	Adjustment	Revised
Guarantor Subsidiaries	(In thousands of dollars)
Intercompany advances made	680,966	(680,966)	—
Loans to parent	—	(37,589)	(37,589)
Net cash used in investing activities	(103,599)	(718,555)	(822,154)
Intercompany advances owed	—	680,966	680,966
Net cash provided by financing activities	192,247	680,966	873,213

Non-Guarantor Subsidiaries
Intercompany advances made	111,743	(111,743)	—
Net cash used in investing activities	(490,591)	(111,743)	(602,334)
Intercompany advances owed	—	111,743	111,743
Net cash provided by financing activities	714,632	111,743	826,375

In this Form 10-Q, the Company also corrected a classification error in the previously presented subsidiary guarantor statements of operations and comprehensive loss for the nine months ended September 30, 2012 between Parent and Guarantor Subsidiaries related to the loss of $37.6 million recognized upon settlement on June 11, 2012 of the contingent forward contract the Company entered into in connection with the Molycorp Canada acquisition. See Note 23 for further details on this contingent forward contract. In the Form 8-K filed on November 21, 2012, which contained the subsidiary guarantor information for the nine months ended September 30, 2012 in the Exhibit 99.1, the loss of $37.6 million was presented under the Guarantor Subsidiaries because the cash to settle the loss was wired from a bank account of Molycorp Minerals LLC, which is one of the Guarantor Subsidiaries. However, since the cash to settle the contingent forward contract was actually funded by Molycorp, Inc., or Parent, through an intercompany transaction, and Parent was the party that signed the contingent forward contract, the loss should be presented under Parent. The correction of this classification error also had an impact on the presentation of the income tax benefit, deferred taxes, income tax payable and cash flows from operating, investing and financing activities within the subsidiary guarantor financial information. The impact of these revisions is not material to the Company's financial statements taken as a whole. The table below illustrates the changes in the presentation of the subsidiary guarantor financial information in 2012 to correctly reflect the forward contract loss between Parent and Guarantor Subsidiaries.

	Nine months ended September 30, 2012
	As reported	Adjustment	Revised
Parent	(In thousands of dollars)
Other expense	—	(37,589)	(37,589)
Equity loss from consolidated subsidiaries	(78,699)	22,929	(55,770)
Loss before income taxes and equity earnings	(89,976)	(14,660)	(104,636)
Income tax benefit	—	14,660	14,660

Net cash provided by (used in) operating activities	17,094	(37,589)	(20,495)
Borrowing from guarantor	—	37,589	37,589
Net cash provided by financing activities	1,542,305	37,589	1,579,894

Guarantor Subsidiaries
Other (expense) income	(37,562)	37,589	27
Loss before income taxes and equity earnings	(142,686)	37,589	(105,097)
Income tax benefit	51,962	(14,660)	37,302
Loss from continuing operations	(92,199)	22,929	(69,270)

Net cash (used in) provided by operating activities	(95,576)	37,589	(57,987)
Loans to parent	—	(37,589)	(37,589)
Intercompany advances made	680,966	(680,966)	—
Net cash used in investing activities	(103,599)	(718,555)	(822,154)

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

(26)Discontinued Operations

In July 2013, the Company committed to a plan to discontinue operations at its Napanee facility by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. The facility, which consists of two buildings on approximately two acres, specializes on the recycling of rhenium bearing scrap within the Rare Metals segment. In addition to the land and the buildings, the disposal group includes hydrometallurgical recovery equipment and rhenium inventory. As of September 30, 2013, the disposal group had the following carrying amounts, which are recorded under “Prepaid expenses and other current assets” in the condensed consolidated balance sheet:

September 30,
2013

(In thousands)
Land	$50
Buildings	700
Equipment	750
Inventory	819
Carrying value of disposal group	$2,319

The following table summarizes the operating results of the Napanee facility included in discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(In thousands)
Revenues	$216	$399	$1,931	$566
Costs of sales	(913)	(901)	(3,044)	(1,115)
Selling, general and administrative expenses	(34)	(119)	(307)	(138)
Depreciation	—	(139)	(315)	(173)
Operating loss	(731)	(760)	(1,735)	(860)
Loss on assets impairment	(3,455)	—	(3,455)	—
Income tax	—	—	—	—
Net loss	$(4,186)	$(760)	$(5,190)	$(860)

(27)Recent Accounting Pronouncements

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

MOLYCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

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

(28)Subsequent Events

Preferred stock dividend

In November 2013, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock to be paid on December 1, 2013 to holders of record at the close of business on November 15, 2013.

Public Offering

On October 21, 2013, the Company completed a public offering of 51,750,000 shares of its common stock, which included the issuance of 6,750,000 shares as a result of the underwriters’ exercise in full of their option to purchase additional shares in the offering, at a price per share of $5.00. The issuance of these shares resulted in net proceeds to the Company, after fees and expenses payable by the Company, of approximately $247.5 million. The Company intends to use the net proceeds received from the offering, as well as cash generated from operations, to fund current needs for capital expenditures and other cash requirements, including, without limitation, capital expenditures at the Molycorp Mountain Pass facility.

Significant Shareholder Agreement

On October 14, 2013, the Company entered into a funding agreement with Molibdenos y Metales S.A. ("Molymet") pursuant to which Molymet agreed that, at the request of the Company during the term of the agreement, Molymet would purchase $50.0 million of the Company’s common stock. The Company did not make such a request and the agreement with Molymet expired by its terms on October 28, 2013.

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

•

our ability to optimize our Molycorp Mountain Pass Rare Earth Facility, or Molycorp Mountain Pass facility, to produce separated rare earth oxides, or REO, and other planned downstream products at planned production rates;

•

the success of our cost mitigation efforts in connection with our modernization and expansion efforts at the Molycorp Mountain Pass facility, which if unsuccessful, might cause our costs to exceed budget;

•	the final costs of our planned capital projects which may differ from estimated costs;

•	market conditions, including prices and demand for our products;

•	our ability to control our working capital needs;

•	risks and uncertainties associated with intangible assets, including any future goodwill impairment charges;

•	foreign exchange rate fluctuations;

•	the development and commercialization of new products;

•	unexpected actions of domestic and foreign governments, including changes to China's export quota system for the rare earths industry;

•	various events which could disrupt operations, including natural events and other risks;

•	uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production;

•

uncertainties related to feasibility studies that provide estimates of expected or anticipated costs, expenditures and economic returns, REO prices, production costs and other expenses for operations, which are subject to fluctuation;

•	uncertainties regarding global supply and demand for rare earths materials;

•	uncertainties regarding the results of our exploratory drilling programs;

•	our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships;

•	uncertainties related to Molycorp Canada's competitive position in the manufacture of neodymium-iron-boron, or NdFeB, powders resulting from the expiration of certain key patents;

•	our sintered NdFeB, rare earth magnet joint venture’s ability to successfully manufacture magnets within its expected timeframe;

•

our ability to remediate the material weakness in our internal controls, and our ability to maintain sufficient internal controls in the future, could affect our ability to ensure timely and reliable financial reports;

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

•

those other risks discussed and referenced in the section entitled “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by our Annual Report on Form 10-K/A filed on April 30, 2013 and as further amended by our Annual Report on Form 10-K/A filed on October 15, 2013.

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

The following discussion and analysis should be read in conjunction with our September 30, 2013 unaudited condensed consolidated financial statements and related notes included herein. This Quarterly Report on Form 10-Q also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.

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

The Resources segment includes our operations at the Molycorp Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for approximately 60 years. At the Molycorp Mountain Pass facility, we conduct rare earth minerals extraction to produce: purified unseparated light rare earth concentrates, or LREC; REO, including lanthanum, cerium and neodymium/praseodymium; heavy rare earth concentrates, which include samarium, europium, gadolinium, or SEG, terbium, dysprosium and others; and SorbX™, a line of proprietary rare earth-based water treatment products. We currently are conducting pilot and full-scale tests to better define the applications in which SorbX™ may be competitive as compared to other water treatment products in removing contaminants from water on a commercial basis. Based on the results of these tests, we expect to be able to better determine the size and scope of water treatment applications where SorbX™ may be effective. In the second quarter of 2013, we entered into a distribution agreement for SorbX™ for the removal of phosphates in the municipal and industrial wastewater markets, and have since sold limited quantities of SorbX™ directly to third-party customers.

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

The Magnetic Materials and Alloys segment includes the production of Neo Powders™ through our wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand, under the Molycorp Magnequench brand. This operating segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at our MMA facility, located in Tolleson, Arizona. Neo Powders™ are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size, and reduced weight.

The Rare Metals segment produces, reclaims, refines and markets high value niche metals and their compounds that include gallium, indium, rhenium, tantalum, and niobium.  Operations in this segment include the following: Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario; Sagard, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others. In July 2013, we committed to a plan to discontinue operations at our Napanee, Ontario – Canada by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. See Note 26 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Material Changes in Results of Operations and Prior Period Amounts Reclassification

The comparability of our operating results during the nine months ended September 30, 2013 and 2012 is significantly affected by the Molycorp Canada acquisition on June 11, 2012.

In July 2013, we committed to a plan to discontinue operations at our Napanee, Ontario – Canada by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. Therefore, the operating results of the Napanee facility were included in discontinued operations for the three and nine months ended September 30, 2013. The prior period presentation of consolidated financial data and for the Rare Metals segment has been revised for comparative purposes.

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

All key production components of our Molycorp Mountain Pass facility are operational and construction of the chloralkali plant at our Molycorp Mountain Pass facility is now mechanically complete and commissioning operations have commenced. Our chloralkali plant will help us recycle wastewater from our separation processes as well as regenerate chemical reagents needed for separations, including hydrochloric acid and caustic soda, which is expected to reduce the amount of chemical reagents supplies we must purchase. While the chloralkali plant is not required for rare earth production, it is expected to significantly drive down the unit cash production costs at our Molycorp Mountain Pass facility, which we believe will make it competitive with the lowest cost producers of rare earth products globally. Additionally, the final unit of our multi-stage cracking plant at our Molycorp Mountain Pass facility is now mechanically complete and is being commissioned. The multi-stage cracking plant is part of a multi-stage chemical process designed to increase the current rare earth recovery rates at our Molycorp Mountain Pass facility, increase production throughput, and contribute to lower unit production costs. While there can be no assurances, we expect both the chloralkali plant and our multi-stage cracking plant to enter into operations during the fourth quarter of 2013 and allowing us to begin realizing lower cash production costs beginning later in the fourth quarter of 2013 (although we expect that it will take several months of optimization before we fully realize anticipated benefits).

In addition to directly supplying customer demand, our Molycorp Mountain Pass facility provides rare earth feedstock for our value-added processing plants in Sillamäe, Estonia; Zibo, China; Jiangyin, China; and Tolleson, Arizona. Those facilities produce advanced materials that are custom engineered for a variety of global rare earth markets. We expect our Molycorp Mountain Pass facility to provide increased volumes of rare earth feedstock for the planned production of our Sillamäe and Zibo facilities beginning in the fourth quarter of 2013.

Neodymium/praseodymium produced at our Molycorp Mountain Pass facility is expected to be sold directly to magnetic material customers, the Intermetallics Japan joint venture, or IMJ, MMA and our downstream operations under the Molycorp Magnequench brand at our wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand.

Factors Affecting our Results of Operations

Sales

The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive and electronics industries, China REEs export quotas and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content. Sales of our REO, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides products from our Chemicals and Oxides segments are affected by the typical manufacturing slow down across Asia during the Chinese New Year and Spring Festival holidays. First quarter sales in the Magnetic Materials and Alloys segment are typically weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by that segment. The effort by these companies to draw down inventory levels near to their year-end closing typically results into lower shipments of products from the Magnetic Materials and Alloys segment. However, third quarter sales for Neo Powders™, the most significant product in the Magnetic Materials and Alloys segment, are typically stronger than the other periods of the year, as the supply chains increase production in order to meet an anticipated increase in demand for the Christmas holiday season later in the year. Sales of our REO, LREC and heavy rare earth concentrates from our Resources segment are affected by a combination of the factors described above. Additionally, in certain of our segments, particularly Magnetic Materials and Alloys, prices are set at a one quarter lag, so improvements in our results will lag any market improvements.

Cost of Sales

Our cost of sales includes the processing costs and the cost of certain raw materials we purchased from outside vendors, which we allocated to the products we produced at our operating facilities. In addition, our cost of sales reflects the cost allocated to the inventory we acquired as part of various business acquisitions. Because many of our costs are fixed, as our production increases or decreases, our average cost per metric ton produced decreases or increases, respectively. Primary production costs include direct labor and benefits, chemical reagents, natural gas, depreciation and amortization, electricity, maintenance, operating supplies and other plant overhead expenses. Our cost of sales may also reflect the write-down of inventory based on current prices for our products, which could materially affect our consolidated net results of operations.

Our most significant variable costs are chemical reagents, raw materials, electricity and natural gas. In early September 2012, our on-site CHP plant began feeding low-cost, high efficiency electrical power and steam to plants and buildings across the Molycorp Mountain Pass facility. As a result, natural gas costs have gradually replaced third-party electricity and reduced our energy costs at the Molycorp Mountain Pass facility.  Starting in the fourth quarter of 2013, we expect to produce more of our chemical reagents for the Molycorp Mountain Pass facility using the chloralkali plant, which we expect will allow us to reduce our variable cash costs in that facility.

In addition to volume fluctuations, our variable costs, such as electricity, natural gas, operating supplies and chemical reagents, are influenced by general economic conditions that are beyond our control.

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

Income Taxes

We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that a valuation allowance of $64.8 million and $20.6 million was required as of September 30, 2013 and December 31, 2012, respectively.

We review our deferred tax assets and liabilities each reporting period using the enacted tax rates expected to apply to taxable income for the period in which the deferred tax asset or liability is expected to be realized. The statutory income tax rates that are applied to our current and deferred income tax calculations are significantly impacted by the jurisdictions in which we conduct business. Changes in jurisdiction income tax rates and apportionment laws will result in changes in the calculation of our current and deferred income taxes. The effects of any changes are recorded in the period of enactment and can increase or decrease the net deferred tax assets and liabilities on the balance sheet.

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

We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. For example, we incurred approximately $6.1 million and $1.9 million during the third quarter of 2013 and 2012, respectively, and approximately $16.6 million and $6.7 million during nine months ended September 30, 2013 and 2012, respectively, and expect to incur approximately $4.2 million for the remainder of 2013, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. The amounts above include expenditures for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all evaporation ponds at our Molycorp Mountain Pass facility, which we incurred while the chloralkali facility was being constructed. Of the $4.2 million above, we estimate that we will incur approximately $3.2 million for wastewater transportation and disposal costs for the remainder of 2013.

The costs we anticipate to incur as part of our on-going mine reclamation activities at our Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure in Note 13 in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Although we have incurred only nominal environmental expenditures at some of our other operating facilities in the first through the third quarter of 2013 and 2012, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans related to those other facilities.

Discussion and Analysis of our Reportable Segments

The following analysis presents operating results on a gross basis (i.e., before intercompany eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations.

In July 2013, we committed to a plan to discontinue operations at our Napanee, Ontario – Canada by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. Therefore, the operating results of the Napanee facility were included in discontinued operations for the three and nine months ended September 30, 2013 and the prior period presentation of financial data for the Rare Metals segment has been revised for comparative purposes. See Note 26 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for details on the loss from discontinued operations for all periods presented.

Three and Nine months ended September 30, 2013 Compared to Three and Nine months ended September 30, 2012

			Magnetic
		Chemicals and	Materials and		Corporate and		Total Molycorp,
Three months ended September 30, 2013	Resources	Oxides	Alloys	Rare Metals	other(a)	Eliminations(b)	Inc.

Revenues:	(In thousands of dollars)
External	4,655	50,791	72,626	20,994		—	149,066
Intersegment	8,858	7,174	—	—		(16,032)	—
Total revenues	13,513	57,965	72,626	20,994		(16,032)	149,066
Depreciation, amortization and accretion	(10,853)	(5,960)	(7,458)	(2,144)	(57)	—	(26,472)
Operating (loss) income	(55,526)	(1,399)	11,062	(3,055)	(10,806)	723	(59,001)
(Loss) income before income taxes and equity earnings	(56,139)	(1,527)	39,291	(4,807)	(53,722)	723	(76,181)
Total assets at September 30, 2013	1,880,127	567,207	621,127	100,794	1,329,485	(1,471,464)	3,027,276
Capital expenditures (c)	57,637	1,573	1,457	1,946	77	—	62,690

			Magnetic
		Chemicals and	Materials and		Corporate and		Total Molycorp,
Three months ended September 30, 2012	Resources	Oxides	Alloys	Rare Metals	other(a)	Eliminations(b)	Inc.

Revenues:	(In thousands of dollars)
External	17,150	87,820	74,789	25,446		—	205,205
Intersegment	3,745	11,559	—	—		(15,304)	—
Total revenues	20,895	99,379	74,789	25,446		(15,304)	205,205
Depreciation, amortization and accretion	(4,035)	(5,685)	(8,857)	(1,576)	(43)	—	(20,196)
Operating (loss) income	(23,966)	2,149	1,419	(3,014)	(16,526)	369	(39,569)
(Loss) income before income taxes and equity earnings	(25,506)	1,201	1,215	(3,052)	(17,212)	369	(42,985)
Capital expenditures (c)	187,611	2,597	1,432	2,837	1,387	—	195,864

			Magnetic
		Chemicals and	Materials and		Corporate and		Total Molycorp,
Nine months ended September 30, 2013	Resources	Oxides	Alloys	Rare Metals	other(a) (d)	Eliminations(b)	Inc.

Revenues:	(In thousands of dollars)
External	30,235	135,180	193,417	71,748		—	430,580
Intersegment	18,168	28,476	—	—		(46,644)	—
Total revenues	48,403	163,656	193,417	71,748		(46,644)	430,580
Depreciation, amortization and accretion	(31,536)	(17,087)	(20,360)	(6,402)	(171)	—	(75,556)
Operating (loss) income	(136,055)	(19,879)	28,463	(2,455)	(32,321)	(1,101)	(163,348)
(Loss) income before income taxes and equity earnings	(135,047)	(18,438)	67,089	57	(116,241)	(1,101)	(203,681)
Capital expenditures (c)	205,669	5,672	2,910	5,595	244	—	220,090

			Magnetic
		Chemicals and	Materials and		Corporate and		Total Molycorp,
Nine months ended September 30, 2012	Resources	Oxides	Alloys	Rare Metals	other(a) (d)	Eliminations(b)	Inc.

Revenues:
External	78,162	134,158	125,277	56,488		—	394,085
Intersegment	5,977	15,496	—	—		(21,473)	—
Total revenues	84,139	149,654	125,277	56,488		(21,473)	394,085
Depreciation, amortization and accretion	(8,743)	(7,419)	(10,810)	(4,185)	(96)	—	(31,253)
Operating income (loss)	(23,594)	(21,863)	(1,544)	(1,087)	(66,804)	24,480	(90,412)
(Loss) income before income taxes and equity earnings	(25,044)	(23,663)	(2,381)	(2,138)	(113,546)	24,480	(142,292)
Capital expenditures (c)	675,836	6,615	1,612	6,955	1,733	—	692,751

(a)

Corporate loss before income taxes and equity earnings includes business development costs, personnel and related costs, including stock-based compensation expense, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total corporate assets is comprised primarily of cash and cash equivalents.

(b)

The net elimination in operating results includes costs of sales eliminations of $16,755 and $45,543 for the three and nine months ended September 30, 2013, respectively; $15,673 and $45,952 for the three and nine months ended September 30, 2012, respectively. Costs of sales eliminations consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(c)	On an accrual basis excluding capitalized interest.
(d)	The Corporate segment included severance charges of $2,100 for nine months ended September 30, 2013. See Note 24 for details.

Resources

Sales from our Resources segment were $13.5 million and $48.4 million for the three and nine months ended September 30, 2013, respectively, as compared to sales of $20.9 million and $84.1 million for the three and nine months ended September 30, 2012, respectively. In the third quarter of 2013, this segment sold 1,080 mt of products at an average sales price, or ASP, of $12.51 per kilogram, as compared to 835 mt at an ASP of $25.02 per kilogram in the corresponding period of 2012. For the nine months ended September 30, 2013 and 2012, Resources sold 2,892 mt at an ASP of $16.74 per kilogram, and 2,032 mt at an ASP of $41.41 per kilogram, respectively.

Production volumes from the Resources segment do not yet reflect anticipated run rates, and we have not yet realized meaningful market penetration for SorbX™ or other cerium-based products from our Molycorp Mountain Pass facility, which has negatively impacted sales volumes in this segment. In addition, the persistent global economic weakness combined with falling prices for REEs (which generally results in a very conservative purchasing pattern by our customers) and illegal mining, production and export activity in China unfavorably impacted the volume of products we shipped from our facilities and our realized prices in the first nine months of 2013. Prices for cerium oxide 99%, lanthanum oxide 99% and neodymium/praseodymium oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 85%, 88% and 52%, respectively, from the beginning of 2012 to the end of the third quarter of 2013.

Aggregate production volume at our Resources segment was 1,099 mt and 2,473 mt for the three and nine months ended September 30, 2013, respectively, as compared to 565 mt and 1,851 mt for the three and nine months ended September 30, 2012, respectively. Our production ramp-up at the Molycorp Mountain Pass facility has taken longer than expected, which has led to lower than anticipated production volumes, revenues and cash flows during the first nine months of 2013, and delayed our realization of the benefits of our vertical integration strategy while our other operations continued to purchase raw materials from third parties rather than accepting delivery of products from our Molycorp Mountain Pass facility. While we believe that our Molycorp Mountain Pass facility is capable of producing 19,050 mt of REO (including LREC) per year, in the third quarter of 2013, we have demonstrated an annualized production rate of 15,000 mt of REO (including LREC) over brief periods of time, but have not been able to sustain such production rates over prolonged periods of time as we work to optimize our production and operations and remedy mechanical problems that we identify during operations. We are currently producing at an annualized production rate of approximately 10,600 mt of REO (including LREC) as we continue to work on optimizing production. We are currently targeting to gradually increase our production capacity during 2014 to an annualized production rate of REO (including LREC) of approximately 23,000 mt during the fourth quarter of 2014, although actual production during the first half of the year is expected to be below the design capacity of 19,050 mt on an annualized basis, but more than the demonstrated annualized production rate of 15,000 mt of REO (including LREC). Actual production of REO (including LREC) during 2014 will depend on internal requirements for our Chemical and Oxides segment and our Magnetic Materials and Alloys segment and external customer demand as well as our success ramping up and operating our Molycorp Mountain Pass facility. In addition, our chloralkali plant was not mechanically complete until October 2013, which has delayed our expected realization of lower production costs related to chemical reagents and process wastewater.

As a result of the lower than anticipated production volumes described above, combined with period over period labor cost increases and abnormal consumption of the primary chemical reagents used for our REO production during the commissioning and testing phase of our new separation processes,  for the three and nine months ended September 30, 2013, we expensed $16.2 million and $60.3 million, respectively, of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during these periods. This compares to expensing of abnormal production-related costs of $2.2 million and $7.5 million during the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, we had a total of 388 employees at our Molycorp Mountain Pass facility, as compared to 365 employees as of September 30, 2012. Staffing increases are directly related to the ramp up in employees needed to run the larger production facilities.

Even though the costs of the main chemical reagents used in our REO separation processes at Resources have decreased, on average and in the aggregate, by approximately 30%  year over year,  in the third quarter of 2013, our consumption of those main chemical reagents was approximately 60% higher than a theoretical normal production level, which led to an estimated excess spend of approximately $1.70 per kilogram of REO produced in the third quarter of 2013.

As part of the commissioning and testing of the new chloralkali plant at our Molycorp Mountain Pass facility, we have also incurred excess wastewater transportation expenses that have temporarily increased our production cost by approximately $4.70 per kilogram in the third quarter of 2013. However, as compared to the corresponding prior-year period, our wastewater transportation expenses have already decreased by approximately 17% and we expect to further decrease these expenses starting in the fourth quarter of 2013 when our fully commissioned chloralkali plant will allow us to recycle water used in the REO separation process, as well as regenerate chemical reagents needed for the REO separation at the Resources segment. The anticipated incremental, but not absolute, sourcing of chemical reagents from within our Molycorp Mountain Pass facility, combined with the substantial elimination of our current need to transport wastewater at an offsite facility in the near future, are expected to gradually contribute to lowering our cash cost of production over the next few quarters.

Operating income for the three and nine months ended September 30, 2013 was further reduced at the Resources segment by $13.4 million and $40.1 million, respectively, of finished goods and work-in-process inventory write-down to net realizable value, as compared to $11.3 million and $20.9 million for the corresponding periods in 2012, respectively. In addition, due to slow moving inventory and adjustments to estimated REO quantities, Resources recognized write-downs of stockpile inventory totaling $6.9 million and zero for the three months ended September 30, 2013 and 2012, and $13.7 million and zero for the nine months ended September 30, 2013 and 2012, respectively. The deterioration in REEs prices described above, combined with a lower inventory turnover caused by the current conservative purchasing pattern of our customers and the delays associated with our modernization and expansion efforts at our Molycorp Mountain Pass facility, led to this higher inventory write-down in the first nine months of 2013.

Chemicals and Oxides

Comparative results for the Chemicals and Oxides segment for the nine months ended September 30, 2013 and 2012 were affected by the addition to our product mix of REO, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Molycorp Canada acquisition on June 11, 2012. Chemicals and Oxides' sales volume in the first quarter of each year is particularly affected by the typical manufacturing slow down across Asia during the Chinese New Year and Spring Festival holidays.

Chemicals and Oxides' sales were $58.0 million on volume of 1,696 mt and $163.7 million on volume of 4,828 mt for the three and nine months ended September 30, 2013, respectively. This compares to sales for this segment of $99.4 million on volume of 1,933 mt and $149.7 million on volume of 2,901 mt for the three and nine months ended September 30, 2012, respectively. ASP was $34.18 per kilogram and $33.90 per kilogram for the three and nine months ended September 30, 2013, respectively, as compared to $51.41 per kilogram and $51.59 per kilogram for the corresponding periods in 2012, respectively. The Molycorp Canada acquisition, in this segment, accounted for approximately 29% of the third quarter 2013 sales at an ASP of $49.50 per kilogram, and approximately 27% of the first nine months of 2013 at an ASP of $42.78 per kilogram. In the third quarter of 2012, the Molycorp Canada acquisition accounted for approximately 39% of this segment’s sales at an ASP of $68.05 per kilogram, and approximately 26% of sales at an ASP of $73.48 per kilogram for period from June 12, 2012 to September 30, 2012.

Sales volumes for our Chemicals and Oxides segment were significantly lower than anticipated as a result of a sluggish demand from most customers who continued to destock their existing inventory levels combined with a reduced demand for the heavy rare earths produced by our Chinese facilities because of illegal mining, processing and export of REEs in China. While the Chinese government has announced measures to crack down on the illegal mining, processing and export of REEs, we expect that these illegal operations will continue to negatively impact our volumes in our Chemicals and Oxides segment.

Although certain markets served by this segment have shown signs of improvements during the first three quarters of 2013, demand for multi-layer ceramic capacitor, glass polishing and phosphor applications remained weak. REO demand for automotive catalyst and fluid cracking catalyst applications, as well as automotive and smaller battery applications, continued to improve during the first three quarters of 2013, as compared to the corresponding periods in 2012.

The segment's operating income during the nine months ended September 30, 2013 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be higher by $0.6 million and $3.1 million for the three and nine months ended September 30, 2013, respectively, had we not stepped-up the inventory value at the time of acquisition. In addition, during the three and nine months ended September 30, 2013, we recognized write-downs of inventory to net realizable value of $4.0 million and $15.7 million, respectively, and expensed $1.3 million and $3.3 million, respectively, of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. Similar unfavorable inventory-related adjustments to costs of sales during the three and nine months ended September 30, 2012 were, in the aggregate, $15.9 million and $23.7 million, respectively.

Magnetic Materials and Alloys

Comparative results for the Magnetic Materials and Alloys segment for the nine months ended September 30, 2013 and 2012 were affected by the inclusion of Neo Powders™ from the Molycorp Canada acquisition on June 11, 2012. Applications such as motors used in hard disk drives, optical disc drives and office automation products represent the base markets for the Neo Powders™. Recently developed applications, primarily in the automotive and home appliance segments, comprise a faster growing portion of Neo Powder™ sales. Third quarter sales for Neo Powders™ are typically stronger than the other periods of the year, as the supply chains increase production in order to meet an anticipated increase in demand for the Christmas holiday season later in the year.

Magnetic Materials and Alloys' revenues were $72.6 million on volume of 1,783 mt and $193.4 million on volume of 4,531 mt for the three and nine months ended September 30, 2013, respectively. This compares to sales of $74.8 million on volume of 1,527 mt and $125.3 million on volume of 1,959 mt for the three and nine months ended September 30, 2012, respectively. ASP was $40.73 per kilogram and $42.69 per kilogram for the three and nine months ended September 30, 2013, respectively, as compared to $48.98 per kilogram and $63.95 per kilogram for corresponding periods in 2012, respectively. Sales of Neo Powders™ in the third quarter of 2013 accounted for approximately 45% of this segment’s revenue at an ASP of $37.78 per kilogram, and approximately 40% in the first nine months of 2013 at an ASP of $38.62 per kilogram. In the third quarter of 2012, the Molycorp Canada acquisition accounted for approximately 34% of sales at an ASP of $45.84 per kilogram, and approximately 22% of this segment sales at an ASP of $46.79 per kilogram for period from June 12, 2012 to September 30, 2012. In the first half of 2012, revenues from this segment derived primarily from the sale of neodymium and samarium alloys to one customer.

Magnetic Materials and Alloys' operating income for the three and nine months ended September 30, 2013 was negatively affected by the write-down of inventory to net realizable value of zero and $0.6 million, respectively, and by $0.3 million and $1.1 million, respectively, of expenses for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. The inventory adjustment for the nine months ended September 30, 2013 was partially offset by the release of inventory that was stepped-down in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be  $0.1  million lower had we not stepped-down the inventory value at the time of acquisition. Write-downs of inventory to net realizable value at the Magnetic Materials and Alloys segment for the three and nine months ended September 30, 2012 were nominal.

Rare Metals

Comparative results for the Rare Metals segment for the nine months ended September 30, 2013 and 2012 were affected by the addition to our product mix of gallium, indium and rhenium from the Molycorp Canada acquisition on June 11, 2012.

Revenues from our Rare Metals segment were $21.0 million and $71.7 million for the three and nine months ended September 30, 2013, respectively, as compared to $25.4 million and $56.4 million for the three and nine months ended September 30, 2012, respectively. In the third quarter of 2013, this segment sold 102 mt of products at an ASP of $205.82 per kilogram, as compared to 96 mt at an ASP of $269.22 per kilogram for the corresponding period in 2012. For the nine months ended September 30, 2013 and 2012, Rare Metals sold 275 mt and 265 mt of products, respectively, at an ASP of $267.13 per kilogram and $215.30 per kilogram, respectively. The Molycorp Canada acquisition accounted for approximately 8% of Rare Metals' sales for the three months ended September 30, 2013 at an ASP of $420.25 per kilogram, and 10% at an ASP of $387.14 per kilogram in the first nine months of 2013. In the third quarter of 2012, the Molycorp Canada acquisition accounted for approximately 7% of this segment’s sales at an ASP of $492.20 per kilogram, and approximately 5% of sales at an ASP of $471.00 per kilogram for period from June 12, 2012 to September 30, 2012.

The continued adoption of LED applications, which require the use of some rare metals we produce, is allowing this segment to benefit from the diversification that our Chemicals and Oxides segment is experiencing relative to certain rare earth phosphor markets.

Similarly to the other segments, Rare Metals' operating income in the first three quarters of 2013 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $1.6 million and $2.7 million higher for the three and nine months ended September 30, 2013, respectively, had we not stepped-up the inventory value at the time of acquisition. In addition, during the same periods in 2013, we recognized write-down of inventory to net realizable value for $2.3 million and $4.4 million, respectively, and expensed $0.5 million and $1.1 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. There were no material adjustments to inventory in the corresponding periods of 2012 for this segment.

In July 2013, we committed to a plan to discontinue operations at our Napanee, Ontario – Canada by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. The facility, which consists of two buildings and on approximately two acres and hydrometallurgical recovery equipment, specializes on the recycling of rhenium bearing scrap. See further details on the loss from discontinued operations in Note 26 to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses, including stock-based compensation, were  $24.4 million and $76.4 million for the three and nine months ended September 30, 2013, respectively, as compared to $31.5 million and $78.7 million for the three and nine months ended September 30, 2012, respectively.

In the first quarter of 2013, we took a number of actions throughout the organization as part of our continuing effort to contain costs and increase the efficiency of our operations. As a result, we reduced a portion of our workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million in our Corporate segment through the end of the second quarter 2013. As of September 30, 2013, we paid $1.6 million of these severance benefits using our available cash balance at that time. The remainder will be paid over five months from September 30, 2013.

Start-up costs related to the construction of our Molycorp Mountain Pass facility, which are included in our consolidated selling, general and administrative expenses, were $4.5 million and $9.4 million during the three and nine months ended September 30, 2013, as compared to $8.1 million and $25.8 million in the corresponding periods of 2012. This, in combination with other cost saving initiatives we implemented in 2013, explains the decrease in our consolidated selling, general and administrative expenses period-over-period despite the Molycorp Canada acquisition and the severance and benefit costs we recognized in the first through the third quarter of 2013.

Corporate Development

Corporate development expenses were $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.1 million and $19.4 million during the three and nine months ended September 30, 2012, respectively. We incurred the majority of due diligence and other costs related to the Molycorp Canada acquisition during the first half of 2012.

Depreciation, Amortization and Accretion

Consolidated depreciation and amortization expenses related to production were $16.4 million and $49.3  million for the three and nine months ended September 30, 2013, respectively, as compared to $10.6 million and $19.1 million for the three and nine months ended September 30, 2012, respectively.  These period-over-period increases were primarily related to the addition of fixed assets acquired as part of the Molycorp Canada acquisition, and fixed assets that we constructed and placed into service at our Molycorp Mountain Pass facility starting in the fourth quarter of 2012.

Consolidated depreciation, amortization and accretion expenses unrelated to production were $10.1 million and $26.3 million for the three and nine months ended September 30, 2013, respectively, as compared to $9.7 million and $12.4 million for the three and nine months ended September 30, 2012, respectively. Such a large annual increase was mainly due to the addition of approximately $480.0 million in amortizable intangible assets in connection with the Molycorp Canada acquisition.

Research and Development

Consolidated research and development expenses were $5.6 million and $18.5 million for the three and nine months ended September 30, 2013, respectively, as compared to $8.9 million and $18.6 million for the three and nine months ended September 30, 2012, respectively. With the addition of laboratories in Singapore and the United Kingdom as a result of the Molycorp Canada acquisition, we bolstered our efforts to improve the efficiency of our REO processing operations, to develop new applications for individual REEs and research value added rare metals applications. These expenses, which we anticipate to continue to increase in the future, consist primarily of salaries, outside labor, material and equipment.

Interest Expense

The significant increase in our short-term and long-term indebtedness from May 2012 to January 2013 led to the higher interest cost in the first three quarters of 2013, as compared to the same period in 2012. Approximately 60% of the interest cost on our long-term debt was capitalized, on average, for the three and nine months ended September 30, 2013, whereas the interest on our long-term debt outstanding during the first three quarters of 2012 was virtually all capitalized.

Foreign exchange (loss) gain

We had a net foreign currency transaction loss of $0.2 million and a gain of  $1.0 million during the three and nine months ended September 30, 2013, respectively, as compared to a foreign currency transaction gain of $1.9 million and $0.7 million for the three and nine months ended September 30, 2012, respectively, related primarily to the revaluation in euro of U.S. dollar monetary balances owed by Molycorp Silmet.

Other Income (Expense)

For the nine months ended September 30, 2013, other income included a reversal of a legal provision for approximately $1.2 million recognized upon settlement of a dispute related to purchases of certain rare earth products by one of our European subsidiaries.

 On March 28, 2012, we entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada. In the quarter ended June 30, 2012, we recognized a loss of $37.6 million in other expense related to this contract.

Capital Expenditures

Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $62.7 million and $220.1 million for the three and nine months ended September 30, 2013, respectively, as compared to $195.9 million and $692.8 million for the three and nine months ended September 30, 2012, respectively. The majority of these capitalized costs related to the modernization and expansion of our Molycorp Mountain Pass facility.

Related Party Transactions

We supply Neo Powders™ to our equity method investee Toda Magnequench Magnetic Materials Co. Ltd., or TMT, to produce rare earth magnetic compounds, and purchase these compounds back from TMT in the normal course of business. Keli, another equity method investees of ours, processes rare earth oxides into metals for inclusion in the Neo Powders™, also in the normal course of business.

For the three and nine months ended September 30, 2013,  we sold $0.7 million and $2.7 million, respectively, of Neo Powders™ to TMT, and purchased rare earth magnetic compounds from TMT for $0.6 million and $1.5 million, respectively. During the third quarter of 2012 and for the period from June 12, 2012 to September 30, 2012, we sold $1.3 million and $1.4 million of Neo Powders™ to TMT, respectively, and purchased $1.4 million and $1.9 million worth of compounds from TMT during the same respective periods.

We purchased metals and received services from Ganzhou Keli Rare Earth New Material Co., Ltd., or Keli, for a total of $20.4 million and $44.8 million, during the three and nine months ended September 30, 2013, respectively, and $16.1 million and $21.4 million for the third quarter of 2012 and the period from June 12, 2012 to September 30, 2012, respectively.

Ingal Stade GmbH, or Ingal Stade, our joint venture facility in Stade, Germany, sells gallium to our facilities located in Ontario, Canada and to some of our facilities in the United States. We purchased $1.1 million and $3.4 million of gallium metal from Ingal Stade for the three and nine months ended September 30, 2013, respectively, and $1.3 million and $1.7 million during the third quarter of 2012 and the period from June 12, 2012 to September 30, 2012, respectively.

During the three and nine months ended September 30, 2013, we sold $16.3 million and $39.2 million, respectively, of Neo Powders™ to Daido Electronics, a subsidiary of one of Intermetallics Japan’s shareholders.

Capital Requirements

We expect capital expenditures for the modernization and expansion efforts and certain other capital projects at our Molycorp Mountain Pass facility to total approximately $1.55 billion. This projection includes certain expenditures that are expected to be deferred until 2014 and 2015, including discretionary expenditures required only to expand production beyond the Molycorp Mountain Pass facility's design capacity of 19,050 mt of REO, if and when market demand, product pricing, capital availability and financial returns will justify such production. Of the $1.55 billion projected capital expenditures, we had spent approximately $1.37 billion on a cash basis through September 30, 2013,  excluding capitalized interest.

As of September 30, 2013, we estimate cash expenditures totaling approximately $60 million through December 31, 2013, approximately $40 million in 2014 and approximately $80 million in 2015 to fund remaining capital expenditures for the modernization and expansion efforts and certain other capital expenditures at our Molycorp Mountain Pass facility. Additionally, we expect to spend approximately $5 million to $8 million on other maintenance and expansion capital expenditures across all operating segments during the fourth quarter of 2013, some of which is discretionary.

Other cash requirements for the remainder of 2013 include the final payment of approximately $6.0 million to the noncontrolling shareholder of our majority owned Jiangyin Jia Hua Advanced Materal Resources Co. Ltd. facility in Jiangyin, China, and preferred stock dividend payments of approximately $2.8 million, if and after they are declared by our Board of Directors to be paid in cash.

Liquidity and Capital Resources

Given the combination of continued commissioning and start-up activities at our Molycorp Mountain Pass facility and the soft pricing environment of REEs, we anticipate significantly lower than previously expected revenues and cash flow from operations through the remainder of 2013. As a result, and as further detailed in the Recent Development section above, we completed an additional financing in October 2013 to secure funding for our anticipated cash requirements.

We plan to fund our current needs for capital expenditures and other cash requirements from our consolidated cash balances of $173.9 million as of September 30, 2013, the net proceeds of approximately $247.5 million from the common stock offering completed in October 2013, as well as cash generated from operations. While our cash balances as of September 30, 2013 and the net proceeds from the common stock offering completed in October 2013 are expected to satisfy our cash needs, the amount of our funding requirements continues to be dependent on (i) our cost estimates for capital expenditures being accurate, (ii) our ability to ramp up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without further delays and the successful commissioning of our chloralkali plant and our multi-stage cracking unit, which is expected to reduce our cash costs of production, (iii) market conditions improving over what the we are currently experiencing and that we will be able to sell all our production at such prices, (iv) our ability to sell our production of REO (in particular, including our ability to sell our cerium through market acceptance of SorbX™ or otherwise) and (v) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing.

As part of our cash management procedures, we continue to pursue other sources of liquidity, including potential proceeds from revolving credit facilities, and lease and loan financing for certain equipment, although we don’t have any firm commitments for such revolving credit facilities and our success in securing equipment financing has been limited.

Cash Used in Operating Activities

Net cash used in operating activities was $90.0 million during the nine months ended September 30, 2013, as compared to $47.2 million in the corresponding prior year period. This change was primarily driven by higher costs of sales incurred during the final start-up phases of the modernization and expansion efforts at our Molycorp Mountain Pass facility, and much larger interest expenses.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2013 were $338.4 million as compared to $1.26 billion in the comparative period of 2012. This decrease was attributable to our acquisition of Molycorp Canada in June 2012 combined with a slow down in capital expenditures at the Molycorp Mountain Pass facility, where the largest and more complex infrastructures erected as part of our expansion and modernization efforts are about to be completed.

Cash from Financing Activities

Net cash provided from financing activities were $374.0 million and $1.32 billion during the nine months ended September 30, 2013 and 2012, respectively. In January 2013, we raised $413.8 million, net of underwriting discount and transaction costs, through the issuance of our 5.50% convertible notes and the issuance of 43,125,000 shares of common stock. These cash inflows were partially offset by the repayment of certain bank loans of $26.0 million, the payment of preferred stock dividends of $8.5 million and other dividends we paid to one of our noncontrolling interests of $4.5 million during the nine months ended September 30, 2013. In May of 2012, we issued $650.0 million aggregate principal amount of our Senior Notes and raised $390.2 million through the issuance of common stock in a private placement to an entity that now is one of our largest stockholders.

Liquidity of Subsidiaries

Our total $173.9 million of cash and cash equivalents at September 30, 2013 is comprised of: 1) $3.6 million held by Molycorp Minerals, LLC; 2) $5.7 million held by Molycorp Silmet; 3) $5.5 million held by MMA; 4) $127.9 million held by Molycorp Canada; and 5) $31.2 million held by Molycorp Inc.

At September 30, 2013, our foreign operating subsidiaries held cash and cash equivalents in foreign countries as follows:

(In thousands)
China (including Hong Kong)	$79,388
Barbados	2,512
Canada	11,703
Japan	5,122
Germany	2,205
United Kingdom	3,333
Thailand	1,420
Korea	634
Singapore	995
Estonia	5,665
Luxembourg	61
Other	41
Total cash and cash equivalents in foreign countries	113,079

United States	60,835
Total cash and cash equivalents	$173,914

In addition to cash and cash equivalents, the primary sources of liquidity of our subsidiaries are cash provided by operations and, in the case of our activities in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At September 30, 2013, Molycorp, Inc. had a net receivable balance of $354.1 million from MCP Exchangeco Inc.; Molycorp Minerals Canada ULC had a net receivable balance from Molycorp Minerals, LLC of $100.0 million; Magnequench International Inc. had a net receivable balance of $40.0 million from Molycorp Minerals, LLC; Molycorp Minerals, LLC had a net receivable balance from Molycorp Minerals Canada ULC of $217.5 million and from Molycorp Silmet of $18.5 million. Our subsidiaries' liquidity generally is used to fund their working capital requirements, investments, capital expenditures and third-party debt service requirements.

Contractual Obligations

At September 30, 2013, we had the following contractual obligations:

	Payments Due by Period
		Less Than 1			More Than 5
Contractual Obligations	Total	Year	1 - 3 Years	4 - 5 Years	Years

	(In thousands)
Operating lease obligations (1)	$6,966	$2,667	$2,824	$437	$1,038
Purchase obligations and other commitments (2)	251,361	227,365	13,206	6,487	4,303
Employee obligations (3)	1,725	1,725	—	—	—
Asset retirement obligations (4)	34,766	1,993	7,780	393	24,600
Debt and capital lease obligations, including fixed interest payments	2,131,505	122,897	967,995	316,486	724,127
Total	$2,426,323	$356,647	$991,805	$323,803	$754,068

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)

Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.

Off-Balance Sheet Arrangements

As of September 30, 2013, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.

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

Commodity Price Risk

Our current principal product mix, including cerium, lanthanum, neodymium, praseodymium, yttrium, europium, dysprosium, terbium, zirconium oxides, gallium, indium, tantalum and niobium are commodities but are not traded on any commodity exchange. As such, direct hedging of the prices for future production cannot be undertaken. A portion of our current business is conducted in the spot market; therefore, prices can vary with the transaction and individual bids received. Our products are primarily marketed to manufacturers as component materials. Prices will vary based on the demand for the end products being produced with the mineral resources we mine and process.

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

Interest Rate Risk

Our exposure to the interest rate risk as a result of our total variable interest debt, which totaled $17.8 million at September 30, 2013, would result in an approximately $0.2 million annual increase/decrease in interest rate expense for every 100 basis point increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on its evaluation, in light of the material weakness described below that resulted in a restatement of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2013, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, in certain respects, as of September 30, 2013 to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Sufficient complement of accounting and financial reporting personnel

As of September 30, 2013, we continue to have a material weakness as we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. Refer to the Annual Report on Form 10-K/A filed on October 15, 2013 for the description of the material weakness.

Remediation plan

In response to the material weakness described above, our management, with oversight from our Audit and Ethics Committee, is dedicating appropriate resources to remediate such material weakness. Until the remediation steps set forth below are fully implemented, the material weakness described above will continue to exist.

Management has taken and is taking the following actions to remediate the material weakness related to our complement of accounting and financial reporting personnel described above:

•	Replaced the Operations Controller at our Mountain Pass operation in the second quarter of 2013;

•

Hired additional resources, in the second and third quarters of 2013, in our accounting department with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements;

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

Changes in internal control over financial reporting

There were material changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have affected the Company's internal control over financial reporting. As a result of the acquisition of Molycorp Canada in June 2012, and independently from the material weakness described above, we began the implementation of a global enterprise resource planning, or ERP, system in late 2012 to increase standardization and automation of our financial reporting processes across our largest subsidiaries. This ERP system implementation does not include the subsidiaries comprising our Chemicals and Oxides and Rare Metals segments.  As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new system to simplify and harmonize existing internal control over financial reporting. We believe the implementation of the ERP system will allow us to improve our internal control over financial reporting. During the third quarter of 2013, we completed the first ERP implementation phase at our Molycorp Mountain Pass facility, which comprises our Resources segment.

Other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2013 include the implementation of the remediation steps to the material weakness set forth above. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, we may become subject to various legal and regulatory proceedings relating to our business.

In February 2012, a purported class action lawsuit was filed in the U.S. District Court for the District of Colorado against us and certain of our current and former executive officers alleging violations of the federal securities laws. The Consolidated Class Action Complaint filed on July 31, 2012 also names most of our Board members and some of our stockholders as defendants, along with other persons and entities. That Complaint alleges 18 claims for relief arising out of alleged: (1) securities fraud in violation of the Securities Exchange Act of 1934, or the Exchange Act, during the proposed class period from February 11, 2011 through November 10, 2011; and (2) materially untrue or misleading statements in registration statements and prospectuses for our public offering of preferred stock in February 2011 and of common stock in June 2011, in violation of the Securities Act. Our motion to dismiss that Complaint was filed in October 2012 and is pending. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.

In addition, as of November 21, 2012, a consolidated stockholder derivative lawsuit filed purportedly on our behalf against us (as a nominal defendant) and certain of our directors, current and former executive officers and stockholders is pending in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed, asserting causes of action for alleged: (1) breach of fiduciary duty, including the duties of loyalty and due care; (2) breach of fiduciary duty not to trade on or misuse material non-public information; (3) unjust enrichment; and (4) aiding and abetting a breach of fiduciary duty. On our behalf, the plaintiffs in the consolidated derivative action seek, among other things, monetary damages, restitution, and an accounting. The defendants filed motions to dismiss and motions to stay that action in October 2012. Pursuant to an order dated May 15, 2013, the Delaware Court of Chancery stayed the derivative lawsuit pending final disposition of the purported class action lawsuit. In October 2013, certain plaintiffs, on our behalf, filed a motion to lift the May 15, 2013 stay order. The defendants’ brief in opposition and the motion to lift the stay order are due to be filed on or before November 25, 2013. Two additional stockholder derivative lawsuits that were filed in the U.S. District Court in Colorado have been dismissed, but the plaintiffs in those cases pursued an appeal of that ruling in the U.S. Court of Appeals for the Tenth Circuit. On August 20, 2013, the Tenth Circuit remanded these cases back to the Colorado District Court. Both we and the plaintiffs have filed their respective briefs in the remanded proceeding and the decision of the Colorado District Court is pending.

In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. The purported class action lawsuits allege claims for relief arising out of alleged securities fraud in violation of the Exchange Act during the proposed class period from August 2, 2012 through August 7, 2013. Pursuant to stipulations and orders of the court dated September 25, 2013 and September 27, 2013, among other things, the deadlines for us and our current and former executive officers to respond to the lawsuits have been stayed pending appointment of a lead plaintiff under the Private Securities Litigation Reform Act. We believe that the lawsuits are without merit, and we intend to vigorously defend ourselves against the claims.

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

ITEM 1A.    RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 18, 2013, as amended by our Annual Report on Form 10-K/A filed on April 30, 2013 and as further amended by our Annual Report on Form 10-K/A filed on October 15, 2013.

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

MOLYCORP, INC.

November 8, 2013	By:	/s/ Constantine E. Karayannopoulos
Constantine E. Karayannopoulos President and Chief Executive Officer (Principal Executive Officer)

November 8, 2013	By:	/s/ Michael F. Doolan
Michael F. Doolan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) for the quarterly period ended September 30, 2012)

3.2

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

(This page has been left blank intentionally)