Form 10-K
period 2013-12-31
Molycorp, Inc.
filed 2014-03-03
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter: $787,228,489
As of February 28, 2014, the registrant had 240,558,024 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2014 annual meeting of stockholders to be filed within 120 days after December 31, 2013.

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
Our Business
      We are a leading global rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium. With a workforce of approximately 2,580 employees at 26 locations in 11 countries, our vertical integrated business allows us to operate multiple product supply chains, serve as a supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide.
        Rare earth products are critical inputs in many existing and emerging applications including: clean energy technologies, such as hybrid and electric vehicles and wind power turbines; multiple high-tech uses, including mobile devices, fiber optics, lasers and hard disk drives; critical defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, municipal and recreational applications. Global demand for rare earth elements, or REEs, is projected by industry analysts to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses. We have made significant investments, and expect to continue to invest, in developing technologically advanced applications and proprietary applications for individual REEs.
        Our Molycorp Mountain Pass Rare Earth Facility, which we refer to as the Molycorp Mountain Pass facility, is the foundation for our vertical integration strategy, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for approximately 60 years. At the Molycorp Mountain Pass facility, we conduct rare earth minerals extraction to produce: purified unseparated light rare earth concentrates, or LREC; separated rare earth oxides, including lanthanum, cerium and neodymium/praseodymium; heavy rare earth concentrates, which include samarium, europium, gadolinium, or SEG, terbium, dysprosium and others; and a line of proprietary rare earth-based water treatment products, including SorbX™ and PhosFIX™. In 2013, we completed a number of case studies at various plants using SorbX™ to remove contaminants from water. Based on the results from these case studies, we currently are working with some of our initial customers to use their plants to demonstrate the benefits of using SorbX™ to remove contaminants, including phosphates, from wastewater. In 2013, we entered into a distribution agreement for SorbX™ for the removal of phosphates in the municipal and industrial wastewater markets, and have since sold limited quantities of SorbX™ directly to third-party customers. Beginning in 2013, we have been selling limited but consistent volumes of PhosFIX™ for recreational water applications.
        We also own several of the leading rare earth processing facilities in the world. We are a leading global producer, processor and developer of neodymium-iron-boron, or NdFeB, magnetic powders, or Neo Powders™, rare earths and zirconium-based engineered materials and applications and other rare metals and their compounds. These products are essential in many of today's high-technology applications. Neo Powders™ are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. We also manufacture a line of mixed rare earth/zirconium oxides and reclaim, refine and market high value niche metals and their compounds including gallium, indium and rhenium used in wireless, light emitting diode, or LED, flat panel display, turbine, solar and catalyst applications. Our operations include subsidiaries, joint ventures and majority owned manufacturing facilities in Jiangyin, Jiangsu Province, China; Zibo, Shandong Province, China; Tianjin, China; Hyeongok Industrial Zone in South Korea; Korat, Thailand; Sillamäe, Estonia; Stade, Germany; Sagard, Germany; Peterborough, Ontario, Canada; Tolleson, Arizona; Blanding, Utah; and Quapaw, Oklahoma. We also have created a joint venture with Daido Steel Co., Ltd., or Daido, and Mitsubishi Corporation, or Mitsubishi, in the form of a private company, Intermetallics Japan, or IMJ, to manufacture sintered NdFeB permanent rare earth magnets in Japan. Additionally, we now conduct research and product development through laboratories in Singapore and Abingdon, United Kingdom.

THE GLOBAL FOOTPRINT OF MOLYCORP'S VERTICALLY INTEGRATED SUPPLY CHAIN

Corporate Office,
Toronto, Canada
Napanee,
Canada
(discontinued
facility)
Abingdon,
U.K.
Stade,
Germany
(Joint Venture)
Sagard,
Germany
(Joint Venture)
Sillamäe, Estonia
Corporate Office,
Beijing, China
Peterborough,
Canada
Corporate Office,
Greenwood Village,
Colorado
Tianjin,China
Mountain Pass,
California
Hyeongok,
South Korea
Nakatsugawa,
Japan
(Joint Venture)
Tolleson,
Arizona
Blanding,
Utah
Quapaw,
Oklahoma
Korat,
Thailand
Singapore
Zibo,
Shandong Province,
China
Jiangyin,
Jiangsu Province,
China
LEGEND
Rare Earth Resource
Production Facilities
Research & Development
Corporate Offices

SALES & LIAISON OFFICES

- Abingdon, U.K.
- Beijing, China
- Greenwood Village, Colo.
- Pendleton, Indiana
- Osaka, Japan
- Peterborough, Canada
- Sagard, Germany
- Seoul, South Korea
- Singapore
- Tokyo, Japan
- Toronto, Canada
- Tübingen, Germany

Reportable Segments
Our business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. See Note 4 in Part II, Item 8 of this Annual Report on Form 10-K for financial information regarding our reportable segments.
The Resources segment includes our operations at the Molycorp Mountain Pass facility.
The Chemicals and Oxides segment includes: production of rare earths at our operations at Molycorp Silmet; heavy rare earths and other custom engineered materials from our facilities in Jiangyin, Jiangsu Province, China; and production of rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from our facilities in Zibo, Shandong Province, China. Rare earth and zirconium applications from products made in this segment include catalytic converters, computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.
The Magnetic Materials and Alloys segment includes: the production of Neo Powders™ through our wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand, under the Molycorp Magnequench brand. This operating segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at our Molycorp Metals & Alloys, or MMA, facility. Neo Powders™ are used in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight.
The Rare Metals segment produces, reclaims, refines and markets high value niche metals and their compounds including gallium, indium, rhenium, tantalum, and niobium. Our operating facilities in this segment are located in Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario; Sagard, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others.

Our Products
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

Custom-Engineered Materials

- Cerium
- Lanthanum
- Praseodymium
- Neodymium
- Samarium
- Europium
- Gadolinium
- Terbium
- Dysprosium
- Holmium
- Erbium
- Thulium
- Ytterbium
- Lutetium
- Yttrium

Rare Earth Magnetic Materials

- NdFeB Alloys
- SmCo Alloys
- NdFeB magnetic powders
- NdFeB magnets *(bonded and sintered)*

Rare Earth/ Zirconium Mixed Oxides

Rare earth-Zirconium mixed oxides for use in vehicle catalytic converters.

Rare Metals Products

- Tantalum
- Niobium
- Gallium
- Indium
- Rhenium

Water Purification Products

SorbX™ family of rare earth-based water purification products

Our Corporate History and Structure
Molycorp Minerals, LLC, a Delaware limited liability company formerly known as Rare Earth Acquisitions LLC, was formed on June 12, 2008 to purchase the Mountain Pass, California rare earths deposit and associated assets from Chevron Mining Inc., a subsidiary of Chevron Corporation. Prior to the acquisition, the Molycorp Mountain Pass facility was owned by Chevron Mining Inc. and, before 2005, by Unocal Corporation. Molycorp, LLC, which was the parent of Molycorp Minerals, LLC, was formed on September 9, 2009 as a Delaware limited liability company. Molycorp, Inc. was formed on March 4, 2010 as a new Delaware corporation and was not, prior to the date of the consummation of its initial public offering, conducting any material activities.
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
On April 1, 2011, we completed the acquisition of a 90.023% controlling stake in AS Silmet, which is now known as Molycorp Silmet. On October 24, 2011, we acquired the remaining 9.977% ownership interest in Molycorp Silmet. This acquisition provides us with a European base of operations and significantly increases our annual capacity to produce rare earths by approximately 3,000 mt. Molycorp Silmet began sourcing rare earth feed stocks for the manufacturing of its products from our Molycorp Mountain Pass facility in 2013. The main focus of Molycorp Silmet is on the production of rare earth oxides and rare metals, including production of neodymium oxide, a critical component in the manufacture of NdFeB permanent rare earth magnets.
On April 15, 2011, we acquired Santoku America, Inc., which is now known as MMA. This acquisition provides us with access to certain intellectual property related to the development, processing and manufacturing of neodymium and samarium magnet alloy products.
On November 28, 2011, we formed the IMJ joint venture to manufacture and sell next-generation NdFeB permanent rare earth magnets using a technology licensed from Intermetallics, Inc., a partnership between Mitsubishi, Daido and Dr. Masato Sagawa, co-inventor of the NdFeB magnet. Concurrently with the formation of this joint venture, we entered into a supply agreement with Mitsubishi (acting as the procurement agent) and Daido to sell to the joint venture certain rare earth products at the conditions set forth in the supply agreement.
On June 11, 2012, we completed the acquisition of all of the outstanding equity of Neo Material Technologies Inc., formerly referred to as Neo or Neo Materials and now Molycorp Minerals Canada ULC or Molycorp Canada. This acquisition allowed us to become a leading global producer, processor and developer of Neo Powders™, rare earths and zirconium based engineered materials and applications, and other rare metals and their compounds.
Modernization and Expansion of our Molycorp Mountain Pass Facility
Our production ramp-up at the Molycorp Mountain Pass facility has taken longer than expected, which has led to lower than anticipated production volumes, revenues and cash flows in 2013 and 2012, and delayed our realization of the benefits of our vertical integration strategy while our other operations continued to purchase raw materials from third-parties rather than accepting delivery of products from our Molycorp Mountain Pass facility. These production delays were the result of several factors typical of the start-up of complex, multi-stage mining and chemical manufacturing facilities including: certain defective engineering work that required additional engineering, procurement and construction to correct; delays in the delivery of critical parts and equipment; production bottlenecks during start-up resulting from delays in bringing the leach and multi-stage crack processes up to initial run rate capacity; and limitations on available bastnasite feedstock due to delays in bringing the mill up to initial run rate capacity and the fact that historic stockpiles were exhausted in 2012. Production at Mountain Pass from stockpiled feedstock versus newly produced feedstock can be broken down as follows: 100% of production from January 1, 2012 through June 25, 2012 was from stockpiled material; from June 26, 2012 through July 30, 2012, 91.7% came from stockpiled material and 8.3% from new material; from July 31, 2012 through September, 27, 2012, 50% came from stockpiled material and 50% from new material; and from September 28, 2012 through December 31, 2012, 100% came from new material.

All key production components of our Molycorp Mountain Pass facility are operational. The chloralkali plant completed commissioning in February 2014, and has been turned over to operations. Our chloralkali plant will help us recycle wastewater from our separation processes as well as regenerate chemical reagents needed for separations, including hydrochloric acid and caustic soda, which is expected to reduce the amount of chemical reagents supplies we must purchase. While the chloralkali plant is not required for rare earths production, it is expected to significantly drive down the unit cash production costs at our Molycorp Mountain Pass facility, which we believe will make it competitive with the lowest cost producers of rare earth products globally. Additionally, the final unit of our multi-stage cracking plant at our Molycorp Mountain Pass facility was turned over to operations during the fourth quarter of 2013. The multi-stage cracking plant is part of a multi-stage chemical process designed to increase the current rare earth recovery rates at our Molycorp Mountain Pass facility, increase production throughput, and contribute to lower unit production costs. However, we expect that it will take several months of optimization before we can fully realize anticipated benefits from the chloralkali plant and multi-stage cracking plant.

We believe that our Molycorp Mountain Pass facility will be capable of producing 19,050 mt of rare earth oxides, or REO, (including light rare earth concentrate, or LREC) per year. Actual production of REO (including LREC) at our Molycorp Mountain Pass facility has been lower than expected as a result of production interruptions while we continue to optimize operations. We produced 1,099 mt and 1,000 mt of REO (including LREC) at our Molycorp Mountain Pass facility during the third and fourth quarters of 2013, respectively. Actual production of REO (including LREC) during January 2014 was 412 mt, and we estimate that production of REO (including LREC) at our Molycorp Mountain Pass facility will be approximately 400 mt in February 2014. We are currently targeting to gradually increase our production capacity during the remainder of 2014 to an annualized production rate of REO (including LREC) of approximately 23,000 mt during the fourth quarter of 2014, although actual production during the first half of the year is expected to be below the design capacity of 19,050 mt on an annualized basis. Actual production of REO (including LREC) during 2014 will depend on internal requirements for our

Chemical and Oxides segment and our Magnetic Materials and Alloys segment and external customer demand as well as our success in ramping up and operating our Molycorp Mountain Pass facility.
Rare Earths Industry Overview
Pricing for REEs has experienced significant volatility over the past several years due to a number of factors: the recent global financial crisis; a severe contraction by China, beginning in 2010, of rare earths it allowed for export; China's continuing efforts to institute stronger environmental reforms across its rare earth industry, encourage industry consolidation, and constrict rare earth production; a build-up of stockpiles by rare earth consumers and government entities; and a general lack of certainty among rare earth customers regarding the reliability of the future supply of REEs. Current prices for all REEs, except for lanthanum and cerium, remain significantly higher than historic (pre-2010) levels, although they have fallen from the peak levels seen in 2011.

Average Free On Board ("FOB") China $/Kg of most common REEs Oxide 99%

						2013
	2008	2009	2010	2011	2012	Q1	Q2	Q3	Q4
Lanthanum	$8	$6	$23	$101	$21	$10	$8	$6	$6
Cerium	$4	$4	$21	$99	$21	$11	$8	$7	$6
Praseodymium	$27	$15	$46	$195	$112	$83	$75	$100	$120
Neodymium	$27	$15	$47	$230	$117	$76	$64	$69	$74
Terbium	$650	$350	$530	$2,300	$1,922	$1,242	$897	$815	$821
Dysprosium	$110	$100	$225	$1,450	$979	$615	$537	$508	$509
Source: IMCOA, Metal-Pages, Asian Metal. Prices have been rounded.
Regarding global rare earths demand forecasts, IMCOA is of the view that rare earths markets are poised for growth, and now estimates global demand for rare earths to grow from 115,000 mt in 2012 to 160,000 mt in 2016, which represents approximately a 9% compound annual growth rate, or CAGR. IMCOA estimates that global rare earths demand for rare earths will increase further by 2020 to an estimated range of 200,000 mt to 240,000 mt.
On the supply side, China has dominated the global supply of rare earths for the last sixteen years and, according to IMCOA, will continue to do so through at least 2016. IMCOA's estimate of global production of rare earths for 2013 is approximately 100,000 mt, with China representing approximately 82% of that total. IMCOA forecasts that global rare earths supply will increase to 182,500 mt in 2016, with China producing approximately 63% of that total.

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
As illustrated in the following table, each of our operating segment targets the needs of several value-added end-use REE markets across multiple industry sectors:

Operating Segment	Locations	Products	End Markets
Resources	•Mountain Pass, California	•LREC •Separated Rare Earth Oxides •Heavy Rare Earth Concentrate •SorbXTM	•Oil Refinery Catalyst •Glass Polishing •Automotive •Hybrid and Electric Vehicles •Water Purification •Energy Efficiency Lighting
Chemicals & Oxides	•Sillamäe, Estonia •Zibo, China •Jiangyin, China	• Rare Earth Oxides •Mixed Oxides •Zirconium Oxide	•Automotive •Hybrid and Electric Vehicles •Consumer Electronics •Communication Systems •High-End Optics •Energy Efficiency Lighting
Magnetic Materials & Alloys	•Korat, Thailand •Tianjin, China •Tolleson, Arizona	•Neo Powders™ •NdFeB Alloys •SmCo Alloys	•Computing •Automotive •Hybrid and Electric Vehicles •Aerospace •Health Care •Industrial Motors •Wind Power Generation •Battery Technologies •Consumer Electronics •Home Appliance
Rare Metals	•Sillamäe, Estonia •Peterborough, Canada •Napanee, Canada (discontinued in 2013) •Blanding, Utah •Quapaw, Oklahoma •Hyongeok, South Korea	•Niobium •Tantalum •Gallium •Indium •Rhenium	•Computing •Electronic Controls •Steel Additives •Industrial Applications •Photovoltaics •Super Alloys
Customers
We sell a variety of rare earths and rare metal materials, including ultra-high-purity and custom-engineered rare earth products, directly to customers and through distributors in multiple countries. The geographic distribution of our revenues based on our customers' locations for the years ended December 31, 2013, 2012 and 2011, was as follows:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Asia:
China	$199,021	$118,086	$421
Japan	99,952	160,942	204,262
Thailand	17,129	7,674	—
Hong Kong	8,815	4,793	—
South Korea	12,418	3,828	—
Singapore	54	212	—
North America	92,066	103,555	128,544
Europe	113,549	117,907	56,760
Other	11,386	10,699	6,844
Total	$554,390	$527,696	$396,831

See Note 4 in Part II, Item 8 of this Annual Report on Form 10-K for a breakdown of long-lived tangible assets by country at December 31, 2013 and 2012.

Product and Customers Concentrations
Resources Segment
There were no significant sales by customer and by product during 2013 and 2012 at the Resources segment relative to consolidated revenues.
In 2011, significant sales by product at the Resources segment included lanthanum products 23%, cerium products 11% and neodymium/praseodymium products 26%. Additionally, in 2011 sales to Hitachi Metals Ltd. totaled $92.2 million, or 23% of consolidated revenues.
Chemicals and Oxides Segment
The Chemicals and Oxides segment includes sales of rare earths, zirconium-based engineered materials and mixed rare earth oxides from the Molycorp Canada acquisition on June 11, 2012, and rare earths from the Molycorp Silmet acquisition on April 1, 2011. Sales of cerium products within the Chemicals and Oxides segment accounted for approximately 9% and 15% of consolidated sales in 2013 and 2012, respectively. There were no significant sales by customer in this segment in 2013, 2012 and 2011.
Magnetic Materials and Alloys Segment
Within the Magnetic Materials and Alloys segment, sales of Neo Powders™ were approximately 41% and 25% of consolidated revenues in 2013 and 2012, respectively. The Neo Powders™ were introduced into Molycorp's product mix with the Molycorp Canada acquisition.
In 2013 and for the period from June 12, 2012 to December 31, 2012, the Magnetic Materials and Alloys segment sold Neo Powders™ for $56.5 million and $32.9 million, respectively, to Daido Electronics, a subsidiary of one of IMJ’s shareholders. At December 31, 2013, we had a balance receivable from Daido Electronics of $7.5 million.
Sales of NdFeB alloys at the Magnetic Materials and Alloys segment for the year ended December 31, 2011 were approximately 11% of consolidated revenues.
Sales from the Magnetic Materials and Alloys segment to Santoku Corporation for the period from April 15, 2011 to December 31, 2011, were $48.8 million, or approximately 12% of consolidated revenues in 2011.
Rare Metals Segment
There were no significant sales by product and by customer at the Rare Metals segment in 2013, 2012 and 2011. The Rare Metals segment was formed as a result of the Molycorp Silmet and the Molycorp Canada acquisitions.
Seasonality
Sales of our rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides products from our Chemicals and Oxides segment are affected by the typical manufacturing slow down across Asia during the Chinese New Year and Spring Festival holidays. First quarter sales in the Magnetic Materials and Alloys segment are typically weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by that segment. The effort by these companies to draw down inventory levels near to their year-end closing typically results into lower shipments of products from the Magnetic Materials and Alloys segment. However, third quarter sales for Neo Powders™, the most significant product in the Magnetic Materials and Alloys segment, are typically stronger than the other periods of the year, as the supply chains increase production in order to meet an anticipated increase in demand for the Christmas holiday season later in the year. Sales of our rare earths, LREC and heavy rare earth concentrates from our Resources segment are affected by a combination of the factors described above. Additionally, in certain of our segments, particularly Magnetic Materials and Alloys, prices are set at a one quarter lag, so improvements in our results will lag any market improvements.

Sources and Availability of Raw Materials
Note: Percentages next to a rare earth feedstock material indicate the level of REO content per metric ton (mt) of rare earth feedstock purchased. Percentages next to a rare metal feedstock material indicate the level of purity in that metal. The higher the percentage of REO or rare metal purity, the greater the quality of feedstock materials. In the case of a mixed feedstock materials, the percentages indicate the relative content of the mixed material.
Resources Segment
The principal raw materials used by our Resources segment operations include rare earth ore mined on site, energy (including electricity and natural gas), hydrochloric acid, sodium hydroxide and water.
In 2012, we built a new 24 megawatt Combined Heat and Power, or CHP, plant that utilizes natural gas to provide reliable electricity and steam to our Molycorp Mountain Pass facility. As a result, natural gas costs have gradually replaced third-party electricity and reduced our energy costs at the Molycorp Mountain Pass facility.
We use large amounts of hydrochloric acid and sodium hydroxide, also known as caustic soda, as chemical reagents to process rare earths at our Molycorp Mountain Pass facility. As we expect that it will take several months to optimize the chloralkali plant in order to produce large volumes of our own hydrochloric acid and caustic soda, we currently purchase those main chemical reagents in the open market and, as a result, we could be subject to significant volatility in the cost or availability of these materials. We may not be able to pass increased prices for these chemical reagents through to our customers in the form of price increases. A significant increase in the price, or decrease in the availability, of these chemical reagents before we can largely produce them on site at our Molycorp Mountain Pass facility, could materially increase our operating costs and adversely affect some of our profit margins from quarter to quarter.
Operations at our Molycorp Mountain Pass facility also require significant quantities of water to process rare earths. In the third quarter of 2012, we started up our new water treatment plant that, when fully operational, will help us recycle process water that historically was treated as wastewater. This technology is also expected to drive down our production costs.
Chemicals and Oxides Segment
Main feedstock materials in this segment include rare earth carbonates and rare earth concentrates. Our Molycorp Jiangyin, or JAMR, facility and our Molycorp Zibo, or ZAMR, facility in China have been procuring their feedstock materials primarily from various producers over a number of years and, starting in 2013, procured a portion of their feedstock materials from our Molycorp Mountain Pass facility. Even though we believe there is an adequate supply of rare earth feedstock for our JAMR and ZAMR operations, we currently do not have long-term supply contracts with our main suppliers. In 2013 and during the period from June 12, 2012 (the day subsequent the closing of the Molycorp Canada acquisition) to December 31, 2012, our JAMR facility purchased 446 mt and 288 mt, respectively, of enriched Europium clay with an average grade of 92% in both periods per ton of rare earth oxide, or tREO, respectively, from third-party suppliers. During the same periods, our ZAMR facility procured 1,285 mt and 867 mt, respectively, of rare earth concentrate with an average grade of 43% and 59% per tREO, and 1,329 mt and 1,243 mt, respectively, of rare earth carbonate with an average grade of 44% and 44% per tREO, respectively, from third-party suppliers. In 2013, the ZAMR facility also purchased 203 mt of rare earth carbonate with an average grade of 39% per tREO from our Resources segment.
Within the Chemicals and Oxides segment, in 2013 and 2012, our Molycorp Silmet facility sourced 1,643 mt and 4,244 mt of light rare earth carbonates, respectively, with an average grade of 39% and 41% per tREO, respectively, from a third-party supplier that in total provided approximately 34% and 84% of feedstock materials used by Molycorp Silmet in 2013 and 2012, respectively. The remainder of light rare earth carbonates used by Molycorp Silmet in both periods was shipped from our Molycorp Mountain Pass facility. The third-party supplier has been consistently delivering feedstock materials to Molycorp Silmet on time over several years.
Prices for light rare earth carbonates generally follow the price trend of the light REEs, which have been very volatile during 2012 and 2013. Refer to the table above in the "Rare Earths Industry Overview" section for the average FOB China prices per kilogram of most common REEs in those periods. The volatility in China FOB prices substantially trails the volatility in China domestic prices, which are the prices our third-party feedstock material purchases are denominated in.
In addition to rare earth carbonates and rare earth concentrates, most operations comprising the Chemicals and Oxides segment utilize energy (electricity), mineral acid, nitric acid, sulphuric acid, tributylphosphate and water. We purchase these commodities in the open market through multiple suppliers and, as a result, could be subject to significant volatility in the cost or availability of these materials, which we may not be able to pass to our customers in the form of price increases for our products. A significant increase in the price, or decrease in the availability of electricity and chemical reagents in this segment could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.

Magnetic Materials and Alloys Segment

Main feedstock materials in this segment include: Neodymium, or Nd, Metal 99% and Nd Oxide 99%, Praseodymium, or Pr, Metal 99% and Pr Oxide 99%, mixed Nd 75% /Pr 25% in both 99% Metal and 99% Oxide form, Dysprosium, or Dy Metal 99%, Iron, or Fe, mixed Dy Metal 80%/ Fe 20%, Iron-Boron, or FeB, Samarium, or Sm, and Cobalt, or Co. During fiscal 2013 and 2012, respectively, we acquired the following quantity of feedstock in our Magnetic Materials and Alloys segment (all quantities are approximate; 2012 volumes include full year purchases at MMA and purchases from June 12, 2012 to December 31, 2012 at our wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand that operate under the Molycorp Magnequench brand): 486 mt and 275 mt of Nd Metal, 200 mt and 166 mt of Nd Oxide, 80 mt and 18 mt of Pr Metal, 5 mt and 16 mt of Pr Oxide, 771 mt and 360 mt of mixed Nd/Pr Metal, 8 mt and 40 mt of Nd/Pr Oxide, 0.1 mt and 0.1 mt of Dy Metal, 19 mt and 14 mt of mixed DyFe Metal, 3,803 mt and 2,247 mt of Fe, 292 mt and 149 mt of FeB, 23 mt and 1 mt of Sm, and 791 mt and 517 mt of Co. The majority of the rare earth metal feedstock, which represented approximately 20% and 16% of the total sourced feedstock material during 2013 and 2012, respectively, was purchased primarily from two third-party suppliers, which have consistently delivered our metal feedstock materials on time over a number of years. All of the oxide feedstock, or approximately 3% and 6% of the total source feedstock material purchased during 2013 and 2012, respectively, was shipped from our JAMR and ZAMR facilities in China. The oxide feedstock is generally converted into the corresponding metal form at Ganzhou Keli Rare Earth New Material Co., Ltd., an equity method investee of ours, together with two other business partners. Our suppliers of Fe, FeB, Sm and Co feedstock materials have been very reliable over the past several years.
Prices for all REEs have been very volatile during 2013 and 2012. Refer to the table above in the "Rare Earths Industry Overview" section for the average FOB China prices per kilogram of most common REEs in those periods. The volatility in China FOB prices substantially trails the volatility in China domestic prices; price volatility of feedstock materials in metal form substantially trails the price volatility of feedstock materials in oxide form. Prices for non-REE feedstock materials have also been volatile and, as a result, we experienced the following weighted average increases between the low and the high purchase prices in 2013 and 2012, respectively: Fe: 32% and 13%; FeB: 88% and 113%; Sm: 21% (2013 only); and Co: 70% and 32%. We had limited purchases of Sm in 2012, but increases between the low and the high prices for Sm were substantially higher that year.
In our Magnetic Materials and Alloys segment, we procure most of the neodymium and praseodymium and all other feedstock materials in the open market through multiple suppliers. Part of the neodymium and praseodymium feedstock is procured from our Resources segment, which is expected to source increased volumes to the Magnetic Materials and Alloys segment. As a result, we could be subject to significant volatility in the cost or availability of these raw materials and we may not be able to pass increased prices for these materials through to our customers in the form of price increases for our products. A significant increase in the price, or decrease in the availability, of these raw materials could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.
Rare Metals Segment
We are dependent on being able to secure an adequate supply of gallium, indium or rhenium bearing scrap at economic prices to maintain and grow the recycling business of our Rare Metals segment.
Quantities of indium and rhenium produced and sold in 2013 and during the period from June 12, 2012 to December 31, 2012 were immaterial. Gallium is sourced in two forms: scrap feed from various semiconductor producers and gallium metal 99.99%, or GaM, supplied primarily by our Ingal Stade joint venture. During 2013 and the period from June 12, 2012 to December 31, 2012, we purchased approximately 3.6 mt and 1.8 mt, respectively, of scrap feed gallium, and 25.7 mt and 14.5 mt, respectively, of GaM. Gallium scrap generators have been supplying scrap feedstock as long as the gallium semiconductor industry has been in business. GaM producers have been consistently supplying this metal over the years based on market demand for gallium end-use applications. Prices for gallium scrap feedstock have been relatively more stable than prices of GaM. Our average purchase price for gallium scrap in 2013 decreased by approximately 40% from our average price in 2012, whereas our average purchase price for GaM decreased by approximately 22%.
With respect to our production of tantalum and niobium, our Molycorp Silmet facility procures Iron-Niobium-Tantalite, or FeNbTa, tantalite, columbite and niobium hydroxide from various suppliers. All of Molycorp Silmet suppliers have a record of timely and reliable supply over several years. In 2013 and 2012, respectively, we purchased 410 mt and 371 mt of FeNbTa, 12 mt and 174 mt of tantalite, 138 mt and 550 mt of columbite and 28 mt and 47 mt of niobium hydroxide. We experienced increases of up to 25% and 16% between the low and the high purchase prices for FeNbTa in 2013 and 2012, respectively, up to 30% for tantalite in 2012 and none in 2013, up to 115% for columbite in 2013 and none in 2012, and up to 5% for niobium hydroxide in 2012 only.

In January 2014, our Molycorp Silmet facility received a certification by the Electronic Industry Citizenship Coalition, or EICC, that its purchases of tantalum comply with the Conflict Free Smelter, or CFS, program assessment protocol through July 2014.
Competition
Our ability to compete successfully across all of our reportable segments depends upon a number of factors including: market presence; low production costs; supply reliability; maintenance and improvement of quality; properties and purity of products; access to capital and the pricing policies of our competitors.
Once we reach higher run rates for rare earths at our Resource segment and increase other downstream productions through our Chemicals and Oxides and our Magnetic Materials and Alloys segments, the increased supply of rare earth products may lead our competitors, primarily various Chinese producers, to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations and increased competition, whether legal or illegal, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
Patents, Trademarks and Licenses
We rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earths technology. We also have a proven technology and product development group and hold a number of U.S. and foreign patents and patent applications.
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
We intend to rely on patented products and applications, such as the use of rare earths in water treatment, and related licensing agreements to establish proprietary markets for low demand REEs. These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property will be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products.
Research and Development
We invest significant resources to improve the efficiency of our rare earths processing operations, develop new applications for individual REEs, research value added rare earth and rare metal applications, and perform exploratory drilling. As of December 31, 2013, our product and process development group consisted of 79 scientists and engineers. In addition, we spent $23.2 million, $27.8 million and $7.7 million on research and development for the years ended December 31, 2013, 2012 and 2011, respectively.
Employees
As of December 31, 2013:

•	we have a combined workforce of approximately 2,580 employees, including scientists, engineers, chemists, technologists and highly skilled workers in 26 locations across 11 countries;

•
237 employees, or approximately 61% of the workforce at our Molycorp Mountain Pass facility, were represented by the United Steelworkers of America. Our contract with the United Steelworkers of America expires in March 2015; and

•
171 employees, or approximately 30% of the workforce at our Molycorp Silmet facility, were unionized employees. Our contract with the labor union in Estonia, which is automatically renewed annually unless one of the parties or both parties desire to modify the contract that was last amended in February 2012.

We have not experienced any work stoppages at our Molycorp Mountain Pass or Molycorp Silmet facilities due to labor disputes, and consider our overall employee relations to be good.
Environmental, Health and Safety Matters
Our operations are subject to numerous and detailed international, national, federal, state and local laws, regulations and permits affecting the mining and mineral processing industry, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Most of our efforts to comply with environmental laws, regulations and permits relate to our mining and processing operations at the Molycorp Mountain Pass facility. Our operations at Molycorp Silmet are subject to the environmental laws, regulations and permits applicable in Estonia, whose requirements are shaped by Estonia's membership in the European Union. We are also subject to Chinese, Canadian and Thai national and local environmental protection regulations with respect to our operations in those countries.
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
Environmental Expenditures
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. At our Molycorp Mountain Pass facility, we incurred approximately $25.9 million and $26.8 million in 2013 and 2012, respectively, and expect to incur approximately $8.9 million in 2014, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. Included in the 2013 and 2012 amounts above are approximately $21.0 million and $22.1 million, respectively, for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds. The expenditures for removal and disposal of excess wastewater were incurred to allow the facilities under construction at Molycorp Mountain Pass to become fully operational. We estimate that we will incur approximately $5.3 million for wastewater transportation and disposal costs in 2014.
The costs we anticipate to incur as part of our on-going mine reclamation activities at the Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure at Note 13 in Part II, Item 8 of this Annual Report on Form 10-K.
We incurred approximately $0.3 million and $0.3 million in 2013 and 2012, respectively, at our Molycorp Silmet facility, and we expect to spend approximately $0.4 million in 2014, for ongoing operating environmental expenditures to comply with the European Union directives and with the Estonian regulatory act governing environmental permitting and licensing. In addition to routine environmental compliance costs, we incurred approximately $0.7 million and $0.5 million in 2013 and 2012, respectively, and expect to spend approximately $0.1 million in 2014, to comply with the European Union's REACH program at Molycorp Silmet. We may have to incur environmental capital and operating costs associated with future possible modernization plans at our Molycorp Silmet facility.
Although we have not incurred any significant environmental expenditures at our other operating facilities, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans related to those operations.
Permits and Approvals
Numerous governmental permits and approvals are required for our current and future operations.

We hold conditional use and minor use permits from the County of San Bernardino, which currently allow continued operations of our Molycorp Mountain Pass facility through 2042. With the exception of certain building permits we have secured all permits necessary to allow construction and operation at our Molycorp Mountain Pass facility, including permits to operate specific facilities or operating units from the Lahontan Regional Water Quality Control Board and the Mojave Desert Air Quality Management District.
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
Our Molycorp Silmet facility has an Integrated Environmental Permit, which controls its operations in general, and Radiation Practice Licenses for the management of radioactive materials. The Integrated Environmental Permit is renewed annually or in between annual renewals when and if we expand our operations in that facility. The Radiation Practice Licenses for the facility have been renewed with an effective date of January 1, 2014.
Our MMA facility does not currently require an air permit or a wastewater discharge permit. As we expand our operations at that facility, any industrial processes that are added that require permitting will be reviewed and authorized by Maricopa County, Arizona, where the MMA facility is located.
Our Chinese joint ventures, Jiangyin Jia Hua Advanced Material Resources Co., Ltd., or Jiangyin, and Zibo Jia Hua Advanced Material Resources Co., Ltd., or Zibo, produce waste water from their solvent extraction processes. Both Jiangyin and Zibo were inspected in 2013 as part of an environmental audit and have received the Chinese Ministry of Environmental Protection's approval for compliance with applicable environmental laws. However, there is no assurance that Chinese national or local authorities will not impose additional regulations which would require additional expenditures that may have a material adverse effect on the profitability of the joint ventures.
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
The exceptional safety performance record of our Molycorp Mountain Pass facility is reflected in the following table, which compares rates for all lost time, restricted work and medical treatment incidents per 200,000 hours worked with average rates for mining operations, as determined by MSHA:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Molycorp Mountain Pass	0.86	1.33	1.66	0.00	1.76
MSHA Rates for Operators	2.95	2.83	2.73	2.68	2.59 (a)
(a) For the period January 1 - June 30, 2013.
We believe that our commitment to a safe working environment at our Molycorp Mountain Pass facility provides us with a competitive advantage in attracting and retaining employees.
Our focus on safety extends to all of our operations. In 2013, our Total Reportable Incident Rate for our operating facilities was 1.16. This compares favorably to industry averages, such as the 2012 MSHA all incident rate for Mines, Mills and Shops of 2.68 and the 2012 OSHA Total Recordable incident rate for Natural Resources and Mining of 3.8.
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
As of December 31, 2013, we had financial assurance requirements of $28.8 million related to our Molycorp Mountain Pass facility that were satisfied with surety bonds, which we have placed with California state and regional agencies.
In the second quarter of each year, we are required to provide the State of California with an updated estimate of the costs associated specifically with the mine reclamation. This estimate is reviewed and approved by the State of California, after which we are responsible for making any necessary changes to surety bonds placed with the State of California.
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
Water Usage and Pollution Control
The federal Clean Water Act and similar national, state and local laws and regulations affect surface mining and processing operations, including operations at our Molycorp Mountain Pass facility, by imposing restrictions on the discharge of pollutants, including tailings and other material, into waters. These requirements are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over the jurisdiction and permitting requirements of the federal Clean Water Act. Individual or general permits under Section 404 of the Clean Water Act are required if we discharge dredged or fill materials into jurisdictional waters of the United States. In addition, our Lahontan Regional Water Quality Control Board permit for our Molycorp Mountain Pass facility establishes treatment standards for wastewater discharges to engineered impoundments, and requires regular monitoring and reporting on the performance of the Molycorp Mountain Pass wastewater management operations. Until our chlor-alkali plant is optimized, we intend to dispose of wastewater using our existing on-site evaporation ponds and, as needed, via off-site disposal.

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
We are also subject both to Chinese national and local environmental protection regulations, which currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for discharges exceeding the standards, and provide for the closure of any facility that fails to comply with orders requiring it to cease or remedy certain activities causing environmental damage. Our Chinese joint ventures Jiangyin and Zibo produce waste water from their rare earths recovery operations. In the case of Jiangyin, its expansion in 1995 included an upgrading of its waste water processing and treatment procedures, as a result of which its waste water passes all environmental requirements. Jiangyin pays an agreed fee once a year for the discharge of waste waters. In the case of Zibo, the plant was designed to make use of waste water discharge facilities of an adjacent petrochemical complex, which has a variable monthly charge based on usage. Zibo is also obliged to pay a monthly environmental administration fee to the municipal government of Linzi. Waste water has met the requirements set by local authorities for all environmental standards. Both Jiangyin and Zibo were inspected in 2013 as part of an environmental audit and have received the Chinese Ministry of Environmental Protection's approval for compliance with applicable environmental laws. However, there is no assurance that Chinese national or local authorities will not impose additional regulations which would require additional expenditures that may have a material adverse effect on the profitability of the joint ventures.
Air Pollution Control
The federal Clean Air Act and similar national, state and local laws and regulations affect our surface mining and processing operations at our Molycorp Mountain Pass facility as well as our other domestic U.S. facilities, both directly and indirectly. We currently operate and maintain numerous air pollution control devices at our Molycorp Mountain Pass facility under permits from the California Mojave Desert Air Quality Management District. We generally must obtain permits before we install new sources of air pollution. The process may require us to perform air quality studies and to obtain emission offset credits, which can be costly and time consuming to procure. The increased emissions from the CHP plant and other combustion sources at our Molycorp Mountain Pass facility have triggered permit requirements under Title V of the Clean Air Act. In February 2013, we submitted the Title V application to the regulatory agency. In addition, the regulations of the California Air Resources Board will require us to retrofit or replace off-road, on-road and forklift vehicles to achieve fleet emission standards for nitrogen oxides and particulate matter.
Operations at our Molycorp Mountain Pass facility also emit GHG. Pursuant to existing GHG requirements, we are reporting annual GHG emissions from our operations. Furthermore, our GHG emissions at Mountain Pass are subject to California's cap-and-trade regulations. Additional GHG emission related requirements are in various stages of development. For example, the U.S. Congress is considering various legislative proposals to address climate change. In addition, EPA has issued regulations, including the "Tailoring Rule," that subject GHG emissions from stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. California is also implementing regulations pursuant to its Global Warming Solutions Act that establish a state-wide cap-and-trade program for GHG emissions. Any such regulations could require us to modify existing permits or obtain new permits, purchase emissions credits, implement additional pollution control technology, curtail operations or increase significantly our operating costs, any of which could adversely affect our business, financial condition, reputation, operating performance and product demand. However, such regulations might also present opportunities for our industry to the extent that they increase the demand for rare earth products used in clean-technology applications, such as hybrid and electric vehicles and wind power turbines. Our Molycorp Mountain Pass operations consume significant amounts of energy and, accordingly, are subject to fluctuations in energy costs. These costs may increase significantly in part as an indirect result of GHG and other air emission regulations applicable to third-party power suppliers.
The Integrated Environmental Permit issued to Molycorp Silmet regulates the discharge of air pollution in accordance with the requirements of Estonian laws and regulations. Our operations in China, Canada and Thailand are subject to the air pollution control provisions of those countries.
Hazardous and Radioactive Substances and Wastes
We generate and manage solid and hazardous waste at our operations.
In reference to operations at our Molycorp Mountain Pass facility, the federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, and analogous federal and state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the actual or threatened release of a "hazardous substance" into the environment. Persons who are or were responsible for such releases of hazardous substances under CERCLA, which can include waste generators, site owners, lessees and others, may be subject to joint and several liability for the costs of remediating such hazardous substances and for damages to natural resources. Accordingly, we may be subject to liability under CERCLA and similar federal and state laws for properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent waste materials. Pursuant to a 1998 clean up and abatement order issued by the Lahontan Regional Water Quality Control Board, we have conducted and are continuing to conduct various investigatory, monitoring and remedial activities related to contamination at and around our Molycorp Mountain Pass facility. These activities include groundwater investigations, soil remediation and the operation of groundwater monitoring and recovery wells, installation of water treatment systems and evaporation ponds. Also, prior to our acquisition of the Mountain Pass facility, leaks in a wastewater pipeline from the facility to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. However, that contamination is being remediated by Chevron Mining Inc., who retained ownership of the ponds and has completed remediation of the pipeline. Chevron Mining Inc. continues to work with the relevant state and federal agencies to complete the remediation work associated with the offsite evaporation ponds.
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
As part of the recycling of gallium, indium, and rhenium scrap into saleable metal, a significant degree of waste material is generated during the leaching and ion-exchange-barren process. We have adequate procedures in place to ensure that waste generated from these processes are appropriately contained and disposed of in a safe and responsible manner. Our Rare Metals operations in Ontario, Canada are subject to provincial regulation under the Ontario Ministry of Environment and must periodically submit documentation to validate the waste disposal process throughout the year. In 2013 and for the period from June 12, 2012 to December 31, 2012, waste disposal costs related to our operations in Ontario, Canada totaled $0.6 million and $0.8 million, respectively.
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
Other Environmental Laws
We are required to comply with numerous other international, national, federal, state and local environmental laws and regulations in addition to those previously discussed. These additional laws include, for example, the California Environmental Quality Act, the National Environmental Policy Act, the Emergency Planning and Community Right-to-Know Act, the California Accidental Release Prevention Program and various Estonian, Chinese, Thai and European Union requirements.

Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of March 3, 2014.

Name	Age	Position
Geoffrey R. Bedford	46	President and Chief Executive Officer, and Director
Michael F. Doolan	61	Executive Vice President and Chief Financial Officer
Kevin W. Johnson	57	Executive Vice President and General Counsel
Geoffrey R. Bedford was appointed President and Chief Executive Officer and a member of our Board Directors in December 2013. Previously, he served as Executive Vice President and Chief Operating Officer, which followed his role as Executive Vice President of Molycorp’s Rare Earths and Magnetics segment. Mr. Bedford served as Executive Vice President and Chief Operating Officer of Neo Material Technologies until Molycorp acquired Neo Materials in June 2012. Prior to that, he served as Executive Vice President of the Performance Materials Division of Neo Materials from 2005 to 2011, and as Executive Vice President, Finance, and Chief Financial Officer, from 1999 to 2005. Before joining Neo Materials, Mr. Bedford held successively senior financial positions with The Woodbridge Group and Champion Road Machinery. He began his professional career with Price Waterhouse and has a broad range of operating, management and financial experience. He is a Canadian Chartered Accountant holding a Bachelor of Science degree from the University of Western Ontario and a Masters of Business and Administration from Northwestern University through the Kellogg-Schulich Executive Masters of Business Administration program.
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
Kevin W. Johnson was appointed Executive Vice President and General Counsel on March 22, 2013. Previously, he was the Company's Vice President and Deputy General Counsel from July 2011 to March 2013. From January 2004 through July 2011, he was a partner of Holland & Hart LLP, a law firm with headquarters in Denver, Colorado. From 1999 to 2003, he was Of Counsel to Holland & Hart. From 1985 to 1999, he was a lawyer for The Dow Chemical Company, a specialty Chemicals company, serving in various positions in the United States and Europe. Mr. Johnson received a Bachelor of Arts degree, with honors, in History and Government from Harvard University in 1980, a Master of Science degree in Industrial Relations from the London School of Economics in 1983, and a Juris Doctor degree from the J. Reuben Clark Law School at Brigham Young University in 1984. Mr. Johnson is licensed to practice law in the State of Colorado.
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
Risks Related to Our Business
The production of rare earth products is a capital-intensive business and our ongoing modernization and expansion efforts at our Molycorp Mountain Pass facility will require the commitment of substantial resources. Any unanticipated costs or further delays associated with our ongoing modernization and expansion efforts at our Molycorp Mountain Pass facility could have a material adverse effect on our financial condition or results of operations.
We have encountered cost pressures during the modernization and expansion efforts at our Molycorp Mountain Pass facility that have led to significantly higher costs than previously expected. We previously implemented mitigation efforts to maintain costs within our estimates in response to cost pressures and continue to experience additional cost pressures. In addition, our estimated expenses may increase as consultants, personnel and equipment associated with advancing development and commercial production are added. The progress of our modernization and expansion efforts at our Molycorp Mountain Pass facility and the amounts and timing of expenditures will depend in part on the following:

•
the replacement of a significant portion of the existing process, plant and equipment that consists of aging or outdated facilities and equipment, retooling and development and the preparation of the mine pit for renewed production of ore;

•	the results of consultants' analysis and recommendations;

•	maintaining required federal, state and local permits;

•	completing infrastructure and construction work and the completion of commissioning and integration of all of the systems comprising our Molycorp Mountain Pass facility;

•	negotiating sales and off-take contracts for our planned production;

•	the execution of any joint venture agreements or similar arrangements with strategic partners; and

•	other factors, many of which are beyond our control.
Most of these activities require significant lead times and must be advanced concurrently.
In addition, we have experienced delays associated with our modernization and expansion efforts at our Molycorp Mountain Pass facility. As a result, our production in 2013 and 2012 was substantially lower than expected, which led to lower than expected production volumes, revenues and cash flows, and delayed our realization of the benefits of our vertical integration strategy while our other operations continued to purchase raw materials from third parties rather than accepting delivery of products from our Molycorp Mountain Pass facility. We expect production to continue at a lower level over the next several months. In addition, our chloralkali plant was not turned over to operations until February 2014, which has delayed our expected realization of lower production costs related to chemical reagents and process wastewater. Moreover, the final unit of our multi-stage cracking plant, which is part of a multi-stage chemical process designed to increase the facility's rare earth recovery rates, boost production throughput, and contribute to lower unit production cost, completed commissioning and became operational in late December 2013. Therefore, we have not yet realized our expected lower production costs, and any difficulties or delays in the optimization of the chloralkali plant and other plants that are expected to improve our operational efficiency at the Molycorp Mountain Pass facility would delay such cost reductions and negatively impacting cash flows. Any unanticipated costs or other further delays associated with our optimization efforts at our Molycorp Mountain Pass facility could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.
We may be unsuccessful in generating, securing and raising the necessary capital to execute our current business plan.
While we have initiated measures to mitigate certain adverse cost trends and are continuing to re-evaluate the impact of cost pressures on the budget, we will incur additional costs if our mitigation measures are not successful.

We expect to finance the remaining capital expenditures and other capital expenditures related to operations at the Molycorp Mountain Pass facility and all other operating facilities, our selling, general and administrative expenses, the execution of our business plan, as well as our working capital requirements with the net proceeds from our October 2013 equity issuance, cash on hand, anticipated cash flows from operations at certain segments (before debt service) and potential proceeds from revolving credit facilities or certain equipment financing. We have no firm commitments for any revolving credit facilities or additional equipment financing and can provide no assurances that we will be able to obtain any commitments on acceptable terms or at all. Additionally, the full funding of our current business plan continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to ramp up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of the commissioning of our chloralkali plant and further optimization of our multi-stage cracking unit, (iii) stable or improved market conditions, (iv) our ability to sell our production of rare earths (including our ability to sell our cerium through market acceptance of SorbX™ or otherwise) and (v) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing.
As part of our cash management procedures, we continue to evaluate opportunities to improve our liquidity, including potential proceeds from revolving credit facilities, and lease and loan financing for certain equipment, although we do not have any firm commitments for such revolving credit facilities.
In the event that we are unable to obtain additional financing or we are not successful in curtailing and/or deferring capital expenditures we would have a liquidity shortfall and would be unable to execute our current business plan.
The actual amount of capital required to optimize our Molycorp Mountain Pass facility may vary materially from our current estimates, in which case we would need to raise additional funds, which may delay operations and have a material adverse effect on our business and financial condition.
The anticipated funding required to optimize operations at our Molycorp Mountain Pass facility is based on certain estimates and assumptions we have made about the time and effort required to complete such activities and other factors required to optimize operations at the project. If any of these estimates or assumptions change, the actual timing and amount of capital required to optimize operations of our Molycorp Mountain Pass facility, including any future expansions, may vary materially from what we anticipate. Additional funds may be required in the event of significant departures from our current plan, unforeseen delays, cost overruns, engineering design changes or other unanticipated expenses. There can be no assurance that additional financing will be available to us, or, if available, that it can be obtained on a timely basis and on commercially acceptable terms.
There is no assurance that we will be able to successfully complete the expansion and modernization of our Molycorp Mountain Pass facility within our current timetable, that the actual costs of completion will not exceed our current estimated costs or that we will be able to secure off-take agreements for the incremental production capacity, and we cannot provide any assurance as to the actual operating costs once we have completed the capacity expansion.
Our Molycorp Mountain Pass facility is the foundation for our vertical integration strategy and is the largest, most fully developed rare earths mine outside of China. It has been producing rare earth products for approximately 60 years. Our Molycorp Mountain Pass facility has a design capacity of 19,050 mt of REO (including LREC). Actual production of REO (including LREC) at our Molycorp Mountain Pass facility has been lower than expected, as a result of production interruptions while we continue to optimize operations. We produced 1,099 mt and 1,000 mt of REO (including LREC) at our Molycorp Mountain Pass facility during the third and fourth quarters of 2013, respectively. Actual production of REO (including LREC) during January 2014 was 412 mt, and we estimate that production of REO (including LREC) at our Molycorp Mountain Pass facility will be approximately 400 mt in February 2014. We are currently targeting to gradually increase our production capacity during the remainder of 2014 to an annualized production rate of REO (including LREC) of approximately 23,000 mt during the fourth quarter of 2014, although actual production during the first half of the year is expected to be below the design capacity of 19,050 mt on an annualized basis. Actual production of REO (including LREC) during 2014 will depend on internal requirements for our Chemical and Oxides segment and our Magnetic Materials and Alloys segment and external customer demand as well as our success in ramping up and operating our Molycorp Mountain Pass facility. We recently turned over to operations our chloralkali plant and the final unit of our multi-stage cracking unit. We continue to optimize the operation of our Molycorp Mountain Pass facility. Upon optimization, we expect our Molycorp Mountain Pass facility to be able to operate at its design capacity and, depending upon the volume of rare earths production, we expect our Molycorp Mountain Pass facility to have production cash costs that are competitive with the lowest cost producers of rare earth products globally, but we can provide no assurances. Although the modernization and expansion of our Molycorp Mountain Pass facility was planned to allow a design capacity increase of up to 40,000 mt of REO (including LREC) per year, we will not expand production to the expanded 40,000 mt run rate (although we believe it will be able to produce in excess of 19,050 mt) unless market demand, product pricing, capital availability and financial returns justify such production. Our actual production rate will be influenced by customer demand and end-market conditions, among other factors.
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
We may not be able to realize the benefits of the expansion and modernization of our Molycorp Mountain Pass facility or be able to produce at the costs we are expecting. In particular, we will not be able to achieve anticipated production costs until the chloralkali plant and our multi-stage cracking unit are optimized, and any delays in such optimization will further exacerbate our higher cost structure. Any failure to successfully implement the expansion and modernization of our Molycorp Mountain Pass facility due to insufficient funding, delays or unanticipated costs, or to realize the anticipated benefits of the expansion and modernization of our Molycorp Mountain Pass facility, including securing off-take commitments for the incremental production, could have a material adverse effect on our business, financial condition and results of operations.
Our growth depends in large part on the completion of the modernization and expansion of our Molycorp Mountain Pass facility, which is our only rare earths mining facility.
Our only rare earths mining facility at this time is our Molycorp Mountain Pass facility. Our continued viability is based on successfully implementing our strategy, including completion of the expansion and modernization of our Molycorp Mountain Pass facility in accordance with our expected timeframe. The deterioration or destruction of any part of our Molycorp Mountain Pass facility may significantly hinder our ability to reach or maintain full planned run rates within the expected time frame or at all. If we are unsuccessful in reaching and maintaining full planned run rates for rare earths at our Molycorp Mountain Pass facility, within expected time frames or at all, we may not be able to build a sustainable or profitable business.
We may not be able to develop sufficient internal and external sources of demand for the rare earth products manufactured at our Molycorp Mountain Pass facility.
We are working to establish stable internal and external sources of demand for the rare earth minerals and products we manufacture through our Resources segment at our Molycorp Mountain Pass facility. We intend to allocate a portion of such rare earth minerals and products to our Chemicals and Oxides segment and our Magnetic Materials and Alloys segment as feedstock for our fully integrated downstream manufacturing facilities. We intend to enter into purchase orders and short-term sales contracts, and long-term sales contracts, with existing and new customers for planned production of rare earth minerals and products manufactured through our Resources segment and not allocated internally, but currently do not have binding contracts for a material portion of the planned production. Our ability to execute this strategy depends on the extent to which we are able to generate sufficient demand for downstream products manufactured by our Chemicals and Oxides segment and our Magnetic Metals and Alloys segment to cover the allocation of feedstock intended for these segments, and our ability to enter into contracts with existing and new customers for the unallocated portion of the rare earth minerals and products manufactured through our Resources segment.
A substantial portion of our current production from the Resources segment is cerium, which is in surplus and prices for which have declined significantly since 2011. In 2013, we completed a number of case studies at various plants using SorbX™, a cerium-based product, to remove contaminants from water. Based on the results from these case studies, we currently are working with some of our initial customers to use their plants to demonstrate the benefits of using SorbX™ to remove contaminants, including phosphates from wastewater. In 2013, we entered into a distribution agreement for SorbX™ for the removal of phosphates in the municipal and industrial wastewater markets, and have since sold limited quantities of SorbX™ directly to third-party customers. Beginning in 2013, we have been selling limited but consistent volumes of PhosFIX™, also a cerium-based product for recreational water applications.
The failure to enter into additional binding contracts, or the failure to meet the conditions necessary for customers to commence or continue purchasing under existing agreements, or the failure to allocate production of rare earth minerals and products for use in our downstream facilities in the amounts intended, may have a material adverse effect on our financial position and results of operations.
We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.
Because our primary source of revenue is the sale of rare earth minerals and products, changes in demand for, and the market price of, rare earth minerals and products could significantly affect our profitability. The value and price of our securities and our financial results may be adversely affected by declines in the prices of rare earth minerals and products. Rare earth minerals and product prices fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.
As a result of the global economic crisis, rare earth product prices declined by approximately 50% between 2008 and the end of the third quarter of 2009 before increasing during 2010 and most of 2011 and then declining since then. Pricing for REEs has experienced significant volatility over the past several years due to a number of factors: the recent global financial crisis; a severe contraction by China, beginning in 2010, of rare earths it allowed for export; China's continuing efforts to institute stronger environmental reforms across its rare earths industry, force industry consolidation, and constrict rare earths production; a build-up of stockpiles by rare earths consumers and government entities; and a general lack of certainty among rare earths customers regarding the reliability of the future supply of REEs. Although current prices for all REEs other than lanthanum and cerium remain significantly higher than historic (pre-2010) levels, sales prices for REEs, as well as demand for REEs, began to weaken in the second quarter of 2012 and continued to decline through the end of that year, with further declines in 2013. For example, average prices for lanthanum oxide and cerium oxide have decreased significantly from their peak in July 2011 due, in part, to a reduction in reported speculative buying of rare earth materials in China, to flooding in Thailand leading to slower production in Asia and to a global economic slowdown. We believe the persistent global economic weakness combined with falling prices for REEs (which generally results in a very conservative purchasing pattern by our customers) unfavorably impacted the volume of products we shipped at our Molycorp Mountain Pass, Molycorp Canada and Silmet facilities in the fourth quarter of 2012 and in fiscal 2013, and negatively affected our revenue and cash flows from operations. Protracted periods of low prices and demand for rare earth minerals and products such that we saw in 2012 and 2013 could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, rare earths production operations, impair asset values and reduce our proven and probable rare earth ore reserves.
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
Conditions in the rare earths industry have been, and may continue to be, extremely volatile, which could have a material impact on our company.
Conditions in the rare earths industry have been extremely volatile, and prices, as well as supply and demand, have been significantly impacted by a number of factors, principally changes in economic conditions and demand for rare earth materials and changes, or perceived changes, in Chinese quotas for export of rare earth materials. As a result of the global economic crisis, rare earth product prices declined by approximately 50% between 2008 and the end of the third quarter of 2009. According to Metal-Pages, from the beginning of the fourth quarter of 2009 through the end of 2011, average prices for rare earths rose by approximately 1,100%. Furthermore, over the same period, average prices for some of the most common rare earths (cerium oxide, lanthanum oxide, neodymium oxide, and praseodymium oxide) rose by more than 1,000%. Average prices for lanthanum oxide and cerium oxide decreased by approximately 50% during the second half of 2011 due, in part, to a reduction in reported speculative buying of rare earth materials in China, flooding in Thailand leading to slower production in Asia and a global economic slowdown. Prices continued to decline though 2013. If conditions in our industry remain volatile, our stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline, and this could also impair our ability to find purchasers for our products at prices acceptable to us.
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
The success of our business will depend, in part, on the establishment of new markets by us or third parties for certain rare earth products that may be in low demand. For example, cerium is, and is expected to remain, in global surplus. Although we have developed a proprietary line of cerium-based water treatment products, including SorbX™ and PhosFIX™, these products have been sold only in limited commercial quantities and have yet to be fully commercialized. In addition, although we are developing rare earth products for use in NdFeB magnets, which are used in critical existing and emerging technologies, such as hybrid and electric vehicles, wind power turbines and compact fluorescent lighting, the success of our business depends on creating new markets and successfully commercializing rare earth products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products and applications could have a material adverse effect on our financial condition or results of operations.
An increase in the global supply of rare earth products, dumping and predatory pricing by our competitors may materially adversely affect our profitability.
The pricing and demand for our products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for rare earth products. According to IMCOA, it is estimated that China accounted for approximately 86% of global rare earths production in 2012. China also dominates the manufacture of metals and NdFeB magnets from rare earths, a capacity that is not currently found in the United States. Once we reach full planned run rates for rare earths and other planned downstream products, the increased competition may lead our competitors to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
Changes in China's export policy may adversely affect our financial condition and results of operations.
In 1999, the government of China introduced an export quota system for the rare earths industry. The Chinese government heightened international supply concerns beginning in August 2009 when China's Interior Ministry first signaled that it would further restrict exports of Chinese rare earth resources. Citing the importance of the availability of REEs to internal industries and the desire to conserve resources, the Chinese government has announced export quotas, increased export tariffs and introduced a "mining quotas policy" that, in addition to imposing export quotas and export tariffs, also imposes production quotas and limits the issuance of new licenses for rare earths exploration. According to IMCOA, China's export quotas have decreased from approximately 65,000 mt of rare earth products in 2005 to approximately 30,184 mt of rare earth products in 2011. The Chinese Ministry of Foreign Commerce, or MOFCOM, increased China's export quota slightly in 2012, up to 30,996 mt of rare earth products, or approximately 3% from 2011. In 2008, China imposed export taxes of up to 25% on selected rare earths (primarily heavy separated rare earth oxides) and up to 15% for all other rare earths (primarily light rare earth oxides).
On March 13, 2012, the United States, the European Union and Japan filed a complaint with the World Trade Organization over the Chinese export policy on rare earths. If this challenge to the Chinese export policy is successful, there could be increased supply in the world market for rare earths, which could cause the price of rare earths to decrease. If the price of rare earths decreases, our financial condition and results of operations could be adversely affected.
Molycorp Canada has operations in China and its ability to export is subject to certain quotas based on its export history and export value. Historically, Molycorp Canada has been able to secure sufficient quotas to meet its demands. While export quotas have become less relevant to the business of Molycorp Canada, any restrictions to the quota grants or policy could have a material impact on the results of Molycorp Canada.
Changes in China's policy or the interpretation of China's policy on rare earths production or the import of rare earth feedstock may adversely affect our financial condition and results of operations.
Our ability to capture the expected cost reductions in the production of rare earth products at Molycorp Canada's operations in China depends on our ability to import rare earths into China produced from our Molycorp Mountain Pass facility. Restrictions by China on the production of rare earth products in China or the import of rare earths into China for the production of rare earth products would adversely affect Molycorp Canada's ability to process rare earths produced from our Molycorp Mountain Pass facility in its operations in China, and have an adverse impact on the results of Molycorp Canada.

We may not successfully establish or maintain collaborative, joint venture and licensing arrangements, or establish new ones, which could adversely affect our ability to develop and commercialize our rare earth products.
A key element of our business strategy is to utilize vertical integration through further downstream processing of our rare earths into rare earth metal alloys and finished magnets for clean-energy, high-technology and defense applications. Our acquisitions of Molycorp Silmet and MMA, our joint venture agreement with Mitsubishi and Daido, and the Molycorp Canada acquisition reflect this strategy. To implement this vertical integration strategy successfully, we may need to form other joint ventures with existing magnet producers for the final production of finished rare earth magnets. In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of downstream products on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize downstream rare earth products.
We face a variety of risks associated with acquiring and integrating new business operations that could have a significant negative impact on our business, financial condition and results of operations.
We acquired Molycorp Canada in 2012 for its proven leadership in the development, processing and distribution of technically advanced rare earth products and to achieve greater exposure to China, one of the world's largest and fastest-growing rare earths consuming market. In 2011, we acquired Molycorp Silmet in order to increase our production capacity for rare earths and rare earth metals, and acquired MMA in order to provide us with the capability to immediately begin manufacturing and selling rare earth alloys for the production of NdFeB and samarium cobalt, or SmCo, magnets, as well as a variety of other specialty alloys and products. We may in the future pursue other strategic acquisitions that we believe would expand our product offerings and capabilities or complement our business. We have limited experience making such acquisitions. Any acquisition that we make will be accompanied by the risks commonly encountered in acquisitions of businesses. The process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. We may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise. We may incur costs necessary to reorganize, expand or otherwise modify existing operations to meet future production needs, and we may also incur closure, demolition and carrying costs for portions of properties, for which we have no operational uses. We may also have difficulty maintaining uniform standards, policies and controls across the organization. The process of integrating acquired businesses may also result in a diversion of management's attention and cause an interruption of, or loss of momentum in, our activities. Additionally, any acquisition that we make may result in the assumption of material liabilities. Businesses and properties we acquire may be in an unexpected condition and may subject us to increased costs and liabilities, including environmental liabilities. The costs and liabilities associated with known risks may be greater than expected, and we may assume unknown liabilities, either of which could have a material adverse effect on our business, financial condition and results of operations. Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. As a result of these risks, the anticipated benefits of these acquisitions may not be fully realized, if at all, and the acquisitions could have a material adverse effect on our business, financial condition and results of operations.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
Following goodwill impairment charges of approximately $289.9 million and $11.0 million that we recognized in 2012 and 2013, respectively, we had goodwill of $228.8 million at December 31, 2013. The occurrence of potential indicators of impairment affecting any of our reporting units, such as a longer than anticipated soft rare earths pricing environment, loss of some end-markets for our products, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, weak growth for some of our new applications, and delays in optimizing operations at our Molycorp Mountain Pass facility that may defer our ability to enter into longer term contracts, could result in further goodwill impairment charges, which could adversely impact our net results of operations. We have suffered and continue to suffer from soft pricing environments and increased stock price volatility, and, in connection with the ordinary course preparation of our financial statements, will evaluate if we will need to record additional impairment charges as required under generally accepted accounting principles.
Our business will be adversely affected if we do not successfully implement new processing technologies and capabilities.
Our processing technologies and capabilities are key components of our competitive strengths and are expected to contribute to low operating costs and increasing the life of the ore body at our Molycorp Mountain Pass facility. In the second quarter of 2010, we began to process bastnasite concentrate from our stockpiles in an effort to significantly improve these technologies and capabilities and optimize recovery rates. Although this effort has been successful at pilot-scale level with over

95% recovery, we may not be able to scale the new technology and recovery rates to commercial levels at our Molycorp Mountain Pass facility, or may not be able to do so as planned. We are also working to optimize other steps in our production process including our multi-stage cracking unit and chloralkali facility. Any failure may affect our ability to achieve the expected benefits of the new technologies and may have a material adverse effect on our financial condition or results of operations.
Markets for Molycorp Canada's rare earths, zirconium or other minor metal-based products are highly competitive and characterized by rapid technological change. Molycorp Canada's future successes depend upon its ability to continue to provide products that achieve market acceptance. As technologies develop, substitutes may be developed for Molycorp Canada's products that may have an adverse impact on the marketability of Molycorp Canada's products. Since Molycorp Canada specializes in a limited number of products, there is a risk that their replacement by other products may have a material adverse impact on Molycorp Canada's sales.
Power shortages at our Molycorp Mountain Pass facility may temporarily delay mining and processing operations and increase costs, which may materially adversely impact our business.
Due to its position on the regional electric grid, our Molycorp Mountain Pass facility faces occasional power shortages during peak periods. Instability in electrical supply in past years has caused sporadic outages and brownouts and higher costs. Such outages and brownouts have had a negative impact on production. We have installed a natural gas powered co-generation power plant as part of our modernization and expansion of our Molycorp Mountain Pass facility to reduce energy costs at our Molycorp Mountain Pass facility as well as minimize or eliminate our reliance on the regional electric power grid. If this co-generation power plant is unable to provide sufficient power for the operation of our Molycorp Mountain Pass facility, we will remain subject to the effects of occasional power outages and brownouts and could experience temporary interruptions of mining and processing operations. We then may be unable to fill customer orders in a timely manner and may be subject to higher power costs at our Molycorp Mountain Pass facility. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue. In addition, if power to our Molycorp Mountain Pass facility is disrupted during certain phases of our rare earths extraction process, we may incur significant expenses that may adversely affect our business.
Increasing costs or limited access to raw materials may adversely affect our profitability.
We use significant amounts of hydrochloric acid and sodium hydroxide as chemicals to process rare earths. We ultimately intend to produce our own hydrochloric acid and sodium hydroxide at our Molycorp Mountain Pass facility. However, the technology we developed to internally produce hydrochloric acid and sodium hydroxide has to be further optimized in order to produce sufficient volumes of those chemical reagents. Accordingly, we still purchase hydrochloric acid and sodium hydroxide in the open market and, as a result, we could be subject to significant volatility in the cost or availability of these chemicals. We may not be able to pass increased prices for these chemicals through to our customers in the form of price increases. A significant increase in the price, or decrease in the availability, of these chemicals before we produce them on site could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.
Molycorp Canada is vulnerable to any volatility in the prices of raw materials because it does not currently have long-term supply contracts. The Chinese government is aggressively monitoring and regulating rare earth mining operations. In some cases, it is shutting down or curtailing illegal or environmentally damaging mining activities. This could have an adverse impact on rare earth raw materials supply. Although we believe there is an adequate supply of rare earths feedstock for Molycorp Canada's processing facilities, there is no assurance that the prices of such rare earths feedstock will not rise dramatically, in which case the increased cost of production may have a material adverse effect on the profit margins of Molycorp Canada. Such rises in the prices of rare earths feedstock may be offset by increasing the prices of Molycorp Canada's rare earth related products; however, there is no assurance that the market will bear such price increases and even if the market will bear such increases, the Molycorp Magnequench business will have an increased cost of production since rare earths are a primary raw material. In addition, if market prices for mixed rare earth oxides and zirconium products decline, there is no assurance that raw material prices will decline sufficiently or in tandem to offset the decline in selling prices. The above could have a material effect on Molycorp Canada's profit margins. Molycorp Canada is also dependent on being able to secure an adequate supply of gallium, indium or rhenium bearing scrap at economic prices, to maintain and grow its recycling business.
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
We must process rare earths to exacting specifications in order to provide customers with a consistently high quality product. An inability to perfect the mineral extraction process to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations.
We process rare earths to meet customer needs and specifications and to provide customers with a consistently high quality product and a purity higher than previously achieved in prior mining operations at our Molycorp Mountain Pass facility. An inability to perfect the mineral extraction process to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.
Diminished access to water may adversely affect our operations.
Processing of rare earths at our facilities requires significant amounts of water. The technology we are optimizing at our Molycorp Mountain Pass facility to significantly reduce our need for fresh water, including the proprietary production of our own hydrochloric acid and sodium hydroxide from wastewater at our own chloralkali plant, has not yet been fully optimized. Any decrease or disruption in our available water supply until this technology is successfully developed may have a material adverse effect on our operations and our financial condition or results of operations.
Inaccuracies in our estimates of rare earths reserves and resource deposits could result in lower than expected revenues and higher than expected costs.
We base our rare earths reserve and resource estimates on engineering, economic and geological data assembled and analyzed by outside firms, which are reviewed by our engineers and geologists. Ore reserve estimates, however, are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of rare earths reserves and non-reserve rare earths deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable rare earths reserves necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

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
In April 2012, we revised our reserve estimate based on a topography as of January 4, 2012. While our probable reserves increased, our proven reserves decreased significantly. We have updated our proven reserve estimates since then by deducting our annual production from our reserves. Revised market prices and our revised operating cost estimates could impact the level of economically recoverable reserves. Any inaccuracy in our estimates related to our rare earths reserves and non-reserve rare earths deposits could result in lower than expected revenues and higher than expected costs or a shortened estimated life for the mine at our Molycorp Mountain Pass facility.
Period-to-period conversion of probable rare earths ore reserves to proven ore reserves may result in increases or decreases to the total reported amount of ore reserves. Conversion, an indicator of the success in upgrading probable ore reserves to proven ore reserves, is evaluated annually. Conversion rates are affected by a number of factors, including geological variability, applicable mining methods and changes in safe mining practices, economic considerations and new regulatory requirements.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
As of December 31, 2013, 237 employees at our Molycorp Mountain Pass facility were covered by a collective bargaining agreement with the United Steelworkers of America that expires in March 2015. Also as of December 31, 2013, 171 employees at our Molycorp Silmet facility were unionized employees. A work stoppage at either or both our Molycorp Mountain Pass or

Molycorp Silmet facilities could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
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
The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

•	unusual and unexpected rock formations affecting ore or wall rock characteristics;

•	ground or slope failures;

•	the use of explosives in mining operations;

•	environmental hazards;

•	industrial accidents;

•	processing problems;

•	the use of hazardous chemicals in manufacturing operations, including at elevated pressures and temperatures;

•	periodic interruptions due to inclement or hazardous weather conditions or other acts of God; and

•	mechanical equipment failure and facility performance problems.
Although we maintain insurance to address certain risks involved in our business, such as coverage for property damage, business interruption and workers' compensation, there can be no assurance that we will be able to maintain insurance to cover these risks at economically feasible premiums. Additionally, we cannot be certain that all claims we may make under our insurance policies will be deemed to be within the scope of, or fully covered by, our policies. Furthermore, we do not maintain coverage for losses resulting from acts of terrorism. We might also become subject to liability for environmental damage or other hazards that may be uninsurable or for which we may elect not to insure because of premium costs or commercial impracticality. Additionally, these policies contain limits of coverage and exclusions that are typical of such policies generally. The payment of such premiums, or the assumption of such liabilities, may have a material adverse effect on our financial position and results of operations.
We are currently subject to litigation, including a stockholder class action litigation and derivative litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, operating results and cash flow.
From time to time, we may become subject to various legal and regulatory proceedings relating to our business.

In February 2012, a purported class action lawsuit was filed in the U.S. District Court for the District of Colorado against us and certain of our current and former executive officers alleging violations of the federal securities laws. The Consolidated Class Action Complaint filed on July 31, 2012 also names most of our Board members and some of our stockholders as defendants, along with other persons and entities. That Complaint alleges 18 claims for relief arising out of alleged: (1) securities fraud in violation of the Securities Exchange Act of 1934, or the Exchange Act, during the proposed class period from February 11, 2011 through November 10, 2011; and (2) materially untrue or misleading statements in registration statements and prospectuses for our public offering of preferred stock in February 2011 and of common stock in June 2011, in violation of the Securities Act of 1933, or the Securities Act. Our motion to dismiss that Complaint was filed in October 2012 and is pending. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.

A consolidated shareholder derivative lawsuit filed purportedly on our behalf against us (as a nominal defendant) and certain of our current and former directors, executive officers and shareholders is pending in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed, asserting causes of action for alleged: (1) breach of fiduciary duty, including the duties of loyalty and due care; (2) breach of fiduciary duty not to trade on or misuse material non-public information; (3) unjust enrichment; and (4) aiding and abetting a breach of fiduciary duty. On our behalf, the plaintiffs in the consolidated derivative action seek, among other things, monetary damages, restitution, and an accounting. The defendants filed motions to dismiss and motions to stay that action in October 2012. Pursuant to an order dated May 15, 2013, the Delaware Court of Chancery stayed the derivative lawsuit pending final disposition of the purported class action lawsuit. On October 9, 2013, certain plaintiffs, on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. All briefs in respect of this motion have been filed, and a hearing on the motion was held on February 7, 2014. Two additional shareholder derivative lawsuits that were filed in the U.S. District Court in Colorado have been dismissed, but the plaintiffs in those cases pursued an appeal of that ruling in the U.S. Court of Appeals for the Tenth Circuit. On August 20, 2013, the Tenth Circuit remanded these cases back to the Colorado District Court. Both we and the plaintiffs have filed their respective briefs in the remanded proceeding and the decision of the Colorado District Court is pending. Subsequently, a different shareholder filed purportedly on our behalf a new shareholder derivative lawsuit in the U.S. District Court in Colorado on November 20, 2013. On December 11, 2013, the Colorado District Court sua sponte consolidated the new derivative lawsuit with the two remanded lawsuits, and permitted the plaintiff in the new derivative lawsuit to file a brief in the remanded proceeding. On December 27, 2013, the plaintiff in the new derivative lawsuit filed its brief in the remanded proceeding, and filed a motion to vacate the consolidation order. The decision of the Colorado District Court on each of the remanded proceeding and the motion to vacate the consolidation order is pending. Pursuant to an order the Colorado District Court entered on January 7, 2014, the defendants need not respond to the new derivative lawsuit until the Colorado District Court decides the defendants’ motion to dismiss or stay the remanded proceeding.

In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. The purported class action lawsuits allege claims for relief arising out of alleged securities fraud in violation of the Exchange Act during the proposed class period from August 2, 2012 through August 7, 2013. Pursuant to stipulations and orders of the court dated September 25, 2013 and September 27, 2013, among other things, the deadlines for us and our current and former executive officers to respond to the lawsuits have been stayed pending appointment of a lead plaintiff under the Private Securities Litigation Reform Act. We believe that the lawsuits are without merit, and we intend to vigorously defend ourselves against these claims.

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
We sell to customers outside of the United States from our United States and international operations. The consummation of the Molycorp Canada acquisition expanded our manufacturing presence and geographic reach in Asian markets. International shipments account for a significant portion of our sales as a result of the Molycorp Canada acquisition.
There are a number of additional risks associated with international business activities, including:

•
burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements and unexpected changes in any of these factors;

•	restrictions on export quotas granted by the Chinese government for certain Molycorp Canada production;

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
Additionally, in connection with the disclosure requirements mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain of our customers have requested that we certify whether any "conflict minerals" (as such term is defined in Section 1502) used in the manufacturing of our rare earth products come from the Democratic Republic of the Congo (or an adjoining country). In January 2014, our Molycorp Silmet facility received a certification by the EICC that its purchases of tantalum comply with the CFS program assessment protocol through July 2014. During the period we were conducting the analysis of our supply chain that led to this certification, we lost tantalum sales to competitors who had already received EICC certifications. Delays in resuming tantalum sales to the customers we have lost to competitors during the analysis of our supply chain could continue to adversely affect the results of operations in our Rare Metals segment in the near future.
Molycorp Canada's international operations in China and Thailand are subject to a number of special risks including trade barriers, exchange controls and restrictions on currency conversion, political risks and risks of increased duties, taxes, tariffs and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies such as embargos. A change in policies by the Chinese or Thai governments could adversely affect Molycorp Canada's investment in its production facilities by, among other factors, changes in laws or regulations or changes in the interpretation thereof. Despite the activity and progress in developing their legal systems, neither China nor Thailand has a system of laws as comprehensive as in Canada or the United States.
Molycorp Canada's financial results are reported in U.S. dollars, which is subject to fluctuations in respect of the currencies of the countries in which Molycorp Canada operates. We expect Molycorp Canada's revenues to be earned in a number of different currencies. Accordingly, fluctuations in the exchange rates of world currencies could have a positive or negative effect on Molycorp Canada's reported results on a consolidated basis. Given the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon Molycorp Canada's future operating results. There can be no assurance that Molycorp Canada will not experience currency losses in the future, which could have a material adverse effect on Molycorp Canada's business, revenues, operating results and financial condition. In the event of a change in the value of the Chinese Renminbi relative to the U.S. dollar, there is no assurance, due to competitive pressure, of a corresponding change in selling prices of Molycorp Canada's products. Molycorp Canada exports a significant portion of its products produced in China. These exports are invoiced and paid for primarily in U.S. dollars.
At December 31, 2013, Molycorp Canada held cash, net of bank advances in China and Japan, of $126.6 million in the aggregate. Molycorp Canada does not hedge the impact of revaluation of the Renminbi or the Yen.
We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are increasingly dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, fire, power loss, telecommunications failures, computer viruses and disabling devices, security breaches, cyber attacks, natural disasters and defects in design. Damage, disruption, or failure of one or more information technology systems may result in interruptions to our operations. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third party liability. Various measures have been implemented to manage the risks related to our information technology systems, but our business, financial position or results of operations could be adversely impacted by such interruptions.
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
We have substantial debt and, as a result, we have significant debt service obligations. As of December 31, 2013, our total consolidated indebtedness was approximately $1,485.8 million (excluding capital lease obligations of $21.6 million and without giving effect to the equity component of convertible debt or any debt discount). Our substantial debt could have important consequences to you. For example, it could:

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

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have less debt;

•	make it more difficult for us to obtain goods and services on commercially reasonable terms;

•	limit management's discretion in operating our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceed may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.
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
Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights, including our proprietary rare earth production processes that are not patented. We intend to rely on patented products and applications, such as using rare earths for water treatment, and related licensing agreements to establish proprietary markets for low demand REEs. We are evaluating our current patent portfolio in order to focus our efforts on patents and patent applications that provide value to our businesses. As a result of this evaluation, we may abandon certain patents and decide not to pursue further certain patent applications.
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
In addition, Molycorp Canada's current intellectual property position is dependent primarily on the essential nature of certain fundamental patents covering bonded magnets made with NdFeB powder and Molycorp Canada's manufacturing process for NdFeB powder. The most effective of these patents expires in July 2014. While Molycorp Canada holds a wide range of additional patents and patent applications whose expiration dates extend (and in the case of patent applications, will extend, if issued) beyond 2014, none are of an equally essential nature as Molycorp Canada's fundamental patents and exclusive rights, and therefore Molycorp Canada will have increased competitive pressure as a result of the expiration of such patents. Molycorp Canada may therefore be unable to defend against new competitors entering the marketplace or maintain its existing pricing power.
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
We are subject to numerous and detailed international, national, federal, state and local environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, including the protection of endangered species, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Our operations in Europe are subject to the environmental laws and regulations applicable to European Union member countries. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, these environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. For example, GHG emission regulation is becoming more rigorous. As a result of our expansion at our Molycorp Mountain Pass facility, we are required to report annual GHG emissions from our operations and to comply with the GHG cap and trade regulations promulgated by the state of California. The U.S. Congress is considering various legislative proposals to address climate change. In addition, the U.S. Environmental Protection Agency has issued regulations, including the "Tailoring Rule," that subject GHG emissions from certain stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs, any of which could adversely affect our business, financial condition, reputation, operating performance and product demand. Any future changes in these laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business, results of operations and financial condition.
Molycorp Canada, whose operations comprise a significant portion of the Chemicals and Oxides, Magnetic Materials and Alloys and Rare Metals segments, is subject to numerous and increasingly rigorous international, national, federal, state and local laws, regulations and permits affecting the mineral processing industry, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, GHG emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, and the discharge of materials into the environment. Pursuant to certain environmental laws, regulations and permits, Molycorp Canada may be subject to claims for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. Molycorp Canada's failure to comply with these laws and regulations, or changes in such laws and regulations or the interpretation or enforcement thereof, and to obtain such permits could have a material adverse effect on Molycorp Canada's business, financial condition and results of operations. Specifically, Molycorp Canada is subject both to Chinese national and local environmental protection regulations that currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for discharges exceeding the standards, and provide for the closure of any facility which fails to comply with orders requiring it to cease or remedy certain activities causing environmental damage.
We are subject to the Occupational Safety and Health Act of 1970, the Federal Mine Safety and Health Act of 1977, the California Labor Code and regulations adopted pursuant thereto, and various regulations applicable in the other countries where we operate, which impose stringent health and safety standards on numerous aspects of our operations.
Our operations at our Molycorp Mountain Pass facility are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, and the regulations adopted by the California Occupational Safety and Health Administration, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our operations at our U.S. facilities are also subject to the Occupational Safety and Health Act of 1970. Our operations outside the U.S. are subject to local health and safety requirements.
Our failure to comply with these or other applicable safety and health standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business, financial condition or otherwise impose significant restrictions on our ability to conduct our operations.
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
We must obtain, for all our operations, a number of permits that impose strict conditions, requirements and obligations relating to various environmental and health and safety matters in connection with our current and future operations. To obtain, maintain and renew certain permits, we may be required to conduct environmental studies and collect and present data to governmental authorities pertaining to the potential impact of our current and future operations upon the environment, including the potential impact on endangered species, and to take steps to avoid or mitigate those impacts. The permitting rules, and interpretation thereof, are complex and have tended to become more stringent over time. In some cases, the public (including environmental interest groups) has rights to comment upon and submit objections to permit applications and environmental analysis prepared in connection therewith, and otherwise participate in the permitting process, including challenging the issuance of permits, validity of environmental analyses and determinations and performance of permitted activities. Accordingly, permits required for our operations may not be issued, maintained or renewed in a timely fashion or at all, may be issued or renewed with conditions that restrict our ability to conduct our operations economically, or may be subsequently revoked. Any such failure to obtain, maintain or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.
Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business and results of operations.
We are generally obligated to restore property after it has been mined in accordance with regulatory standards and our approved reclamation plan at our Molycorp Mountain Pass facility, which is the only Molycorp operating facility where mining takes place. We are required under federal, state and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The failure to acquire, maintain or renew such assurances, as required by federal, state and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such failure could result from a variety of factors, including:

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
The market price of our common stock has been, and is likely to continue to be, highly volatile and may be influenced by many factors, some of which are beyond our control, including:

•	the extremely volatile rare earths industry;

•	our quarterly or annual earnings or those of other companies in our industry;

•	loss of a large customer;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure to comply with accounting standards applicable to us or to maintain effective internal control over financial reporting;

•	general economic conditions;

•	the failure of securities analysts to cover our stock or changes in financial estimates by analysts;

•	future sales of our common stock; and

•	other factors described in this "Risk Factors" section.
Our common stock price has been particularly affected by the volatility in the rare earths industry, as the high and the low sales price of our common stock in the period since we went public in July 2010 through January 2014 has ranged from a low of $4.51 to a high of $79.16. If conditions in our industry remain volatile, our common stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline.
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
Future sales, or availability for sale, of shares of common stock by stockholders could depress the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, the exchange into shares of our common stock of the exchangeable shares issued by MCP Exchangeco Inc., a Canadian subsidiary of ours, or the conversion into shares of our common stock of shares of our mandatory convertible preferred stock, our 3.25% Convertible Senior Notes due 2016, our 6.00% Convertible Senior Notes due 2017, or our 5.50% Convertible Senior Notes due 2018 which we refer to together as our "convertible notes," or the perception that any such exchange or conversion could occur, could depress the market price of our common stock. As of December 31, 2013, we had 240,380,094 shares of our common stock outstanding. All of these shares are freely tradable, except for any shares held by our "affiliates" as defined in Rule 144 under the Securities Act. Additionally, as of December 31, 2013, up to 4,140,000 and 61,800,252 shares of our common stock, subject, in each case, to anti-dilution, make-whole and other adjustments, will be issuable upon conversion of shares of the mandatory convertible preferred stock and the conversion of our convertible notes, respectively, and up to 148,391 shares of our common stock will be issuable upon exchange of the exchangeable shares (which are exchangeable for shares of our common stock on a one-for-one basis). The common stock issuable upon conversion of the mandatory preferred stock or our convertible notes will be freely tradeable.
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
In addition, the 2,055,435 shares reserved for future issuance under our Molycorp, Inc. 2010 Equity and Performance Incentive Plan, as of December 31, 2013, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.
The availability of shares of our common stock for sale in the future could reduce the market price of our common stock.
In the future, we may issue additional securities to raise capital. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock in addition to our mandatory convertible preferred stock and the convertible notes. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock. In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.
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
Our ability to use our net operating loss carryforwards in the United States may be subject to limitation due to significant changes in the ownership of our common stock.
As of December 31, 2013, we had U.S. federal net operating loss carryforwards of approximately $290.7 million. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other tax attributes to offset its post-change income may be limited. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of our common stock. It is possible that past and future transactions involving our common stock will cause an ownership change to occur that would limit our ability to use any net operating loss carryforwards and other tax attributes.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
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
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware. Section 203 prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless the business combination was approved in advance by our board of directors, results in the stockholder holding more than 85% of our outstanding common stock or is approved by the holders of at least 66 2/3 % of our outstanding common stock not held by the stockholder engaging in the transaction.
Any provision of our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our board of directors can issue, without stockholder approval, preferred stock with voting and conversion rights and convertible debt that could adversely affect the voting power of the holders of common stock.
Our board of directors can issue, without stockholder approval, preferred stock with voting and conversion rights and convertible debt that could adversely affect the voting power of the holders of common stock and reduce the likelihood that such holders will receive dividend payments or payments upon liquidation, including shares of our mandatory convertible preferred stock and our convertible notes. Such issuance could have the effect of decreasing the market price of the common stock. The issuance of preferred stock and/or convertible debt or even the ability to issue preferred stock and/or convertible debt could also have the effect of delaying, deterring or preventing a change of control or other corporate action.
Our convertible notes may adversely affect the market price of our common stock.
The market price of our common stock is likely to be influenced by our convertible notes. For example, the market price of our common stock could become more volatile and could be depressed by:

•
investors' anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of our convertible notes as well as our mandatory convertible preferred stock, which converted into 4,140,000 shares of common stock as of March 1, 2014;

•	possible sales of our common stock by investors who view our convertible notes as a more attractive means of equity participation in us than owning shares of our common stock; and

•	hedging or arbitrage trading activity that may develop involving our convertible notes and our common stock.
Our board of directors and management have broad discretion over the use of our cash reserves and might not apply this cash in ways that increase the value of your investment.
Our board of directors and management have broad discretion to use our cash reserves, and you will be relying on their judgment regarding the application of this cash. Our board of directors and management might not apply the cash in ways that increase the value of your investment. Until we use the cash, we plan to invest it, and these investments may not yield a favorable rate of return. If we do not invest or apply the cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
We identified a material weakness in our internal control over financial reporting which, if not satisfactorily remediated, could result in material misstatements in our consolidated financial statements.
As previously disclosed, in light of a material weakness, that resulted in a restatement of our unaudited condensed consolidated financial statements for the three months ended March 31, 2013, we re-evaluated our conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2012. During our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, we identified certain deficiencies that were not considered to be a material weakness, either individually or in the aggregate as of December 31, 2012. Given the subsequent identification of a material weakness for the quarter ended March 31, 2013, we considered certain internal control deficiencies identified as of December 31, 2012 to be a material weakness when considered in the aggregate. Some of those internal control deficiencies were still under remediation as of December 31, 2013. Therefore, the previously identified material weakness could result in material misstatements in our consolidated financial statements in future periods if not remediated. Specifically, as of December 31, 2013 and 2012, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements. This limited our ability, in certain areas, to ensure the necessary consistent communication, reinforcement, and application of accounting policies to make appropriate accounting adjustments and disclosure decisions and resulted in ineffective review of certain reconciliations and journal entries and errors in recording transactions in the financial records.
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
In response to our conclusion that we had a material weakness in our internal control over financial reporting, we have commenced remediation actions, which included hiring additional accounting and financial reporting personnel, including an Operations Controller at our Molycorp Mountain Pass facility, and devoting significant resources to improving our system of processes and internal controls. Specifically, we hired additional personnel in our accounting department, increased the number of review layers for all key accounting reconciliations and analytical procedures and are in the process of re-training the accounting staff at our Molycorp Mountain Pass facility on the performance of controls for the preparation, execution and review of the calculation of inventory and costs of sales, and controls that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed and increased involvement and oversight from our corporate office. We are also seeking to hire additional personnel. If our actions are not effective in correcting the material weakness and we continue to experience material weaknesses, investors could lose confidence in our financial reporting, particularly if such weaknesses result in a restatement of our financial results, and our stock price could decline.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
Molycorp Mountain Pass
Background
Molybdenum Corporation of America began rare earths mining operations at the Molycorp Mountain Pass facility in 1952. Rare earths production at the Molycorp Mountain Pass facility, as well as milling and separation processes, continued under Unocal Corporation, which purchased Molybdenum Corporation of America in 1977, until 1998. In 1998, most rare earths separation operations were suspended, primarily due to leaks in a wastewater pipeline that transported waste salt water to evaporation ponds on the Ivanpah dry lake bed. Mining and milling operations continued until 2002 when those operations were also placed on standby due to softening prices for rare earths, a lack of additional tailings disposal capacity and delays in obtaining permits required for the new paste tailings storage facility. Unocal Corporation thereafter sold or otherwise disposed of substantially all of the mining equipment at the Molycorp Mountain Pass facility (e.g., loaders, haul trucks, etc.) prior to being acquired by Chevron Corporation in 2005. Rare earths separation operations resumed in 2007 when Chevron Mining Inc., a wholly-owned subsidiary of Chevron Corporation, reactivated a portion of the plant using stockpiled rare earth concentrates as a feedstock. Since 2007, the operation has produced a range of rare earth products, including products containing lanthanum, cerium, neodymium and praseodymium. On September 30, 2008, we acquired the Mountain Pass, California rare earths deposit and associated assets from Chevron Mining Inc. through Rare Earth Acquisitions LLC (which was later renamed Molycorp Minerals, LLC). The acquisition by us excluded certain assets and liabilities, including certain liabilities related to environmental and employment matters, that were retained by Chevron Corporation. Active mining at Mountain Pass recommenced in December of 2010, for the first time since 2002.
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
Our Molycorp Mountain Pass facility is located approximately 60 miles southwest of Las Vegas, Nevada near Mountain Pass, San Bernardino County, California. The facility straddles Interstate 15 and may be accessed by existing hard-surface roads, which we use to transport products to our customers using commercial vehicles. The facility consists of approximately 2,222 acres of fee land, of which approximately 809 acres are currently in use (e.g., existing buildings, infrastructure or active disturbance). The lands surrounding our Molycorp Mountain Pass facility are mostly public lands managed by the Bureau of Land Management and the National Park Service. In addition to the 2,222 acres we hold in fee, we also hold 527 unpatented lode and mineral mining claims and mill sites under the provisions of The Mining Law of 1872. We acquired mineral rights for our permitted mine operations at our Molycorp Mountain Pass facility with the purchase of the Mountain Pass, California rare earths deposit and associated assets from Chevron Mining Inc. in 2008. Our mineral rights, surface rights and mining claims are currently not subject to royalties or encumbrances, although we are responsible for making annual maintenance and tax payments on our unpatented mill sites and on our mining claims, and we pay taxes on our fee land. These mining claims and mill sites could provide land for mining, ancillary facilities and expansion capacity around our Molycorp Mountain Pass facility.
We hold conditional use and minor use permits from the County of San Bernardino, which currently allow continued operations of our Molycorp Mountain Pass facility through 2042. With the exception of certain building permits, we have secured all permits necessary to allow construction and operations at our Molycorp Mountain Pass facility, including permits to operate specific facilities or operating units from the Lahontan Regional Water Quality Control Board and the Mojave Desert Air Quality Management District.
Rare Earths Reserves and Non-Reserve Deposits
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
Mineralization occurs entirely within the carbonatitic portion of the currently drilled geologic sections, although grade distribution internal to this mineralized zone is variable. Higher grade zones (>10% REO by weight) tend to occur in lenses parallel to the hanging wall/foot wall contacts, both down dip and along strike. Continuity of mineralization internal to the carbonatite zone is well defined both along strike and down dip.
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
"Reserves" are defined by the SEC Industry Guide 7 as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. SEC Industry Guide 7 divides reserves between "proven reserves" and "probable reserves," which are defined as follows:

•	"proven reserves" are reserves for which:

◦	quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and

◦	the sites for inspection sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

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
Results
We and SRK Consulting estimated proven reserves as of January 2012 of 26.3 million pounds of REO contained in 0.156 million tons of ore, with an average ore grade of 8.45%, and probable reserves of 2.91 billion pounds of REO contained in 18.267 million tons of ore, with an average ore grade of 7.98%, in each case using a cut-off grade of 5.0% REO, at our Molycorp Mountain Pass mine. This compares with a previous 2010 estimate of proven reserves of 88.0 million pounds of REO contained in 0.480 million tons of ore, with an average ore grade of 9.38%, and probable reserves of 2.12 billion pounds of REO contained in 13.1 million tons of ore, with an average ore grade of 8.20%, in each case using a cut-off grade of 5.0%. The reduction in the proven reserves estimation and the increase in the probable reserves estimation, from the 2010 to the 2012 study is primarily due to the use of additional drilling data combined with the advantage of performing the new study from a deeper observation point at the bottom of the mine pit. The January 2012 reserve estimation of our Molycorp Mountain Pass facility includes an expanded pit boundary. The expansion of the ultimate pit boundary and the associated increase in the size of the overburden stockpiles will require the modification of our existing mining permits after 2021. Based on our estimated reserves and design annual production capacity of approximately 19,050 mt of REO, our expected mine life is in excess of 30 years. SRK Consulting made the following assumptions to arrive to the January 2012 estimates:

•	full mining recovery;

•	mine reserves are diluted;

•	historic cut-off grade of 5.0% REO;

•	metallurgical recovery factor of 65% for the mill facility and 90% for the chemical plant, and 94.1% oxide recovery;

•	January 4, 2012 surface topography for volume control of reserves;

•	historic three-year average commodity prices;

•	strip ratio 12.25%; and

•	rounded values to the nearest significant number.
Pricing values shown in the following table were used by SRK Consulting in the estimate of our reserves. The prices reflect a combination of three-year trailing averages for REO and metals based on information from (i) Metal-Pages, (ii) IMCOA and Roskill market studies from 2009 and (iii) alloy pricing formulas.

Rare Earth Products	Price(1)
(US$/kg)
Non-Metal Products
Lanthanum oxide	6.60
Cerium oxide for glass applications	4.09
Cerium oxide for water filters	13.20
SorbXTM	9.90
Europium oxide	473.00
Metal Products
Lanthanum	13.20
Praseodymium	37.99
Neodymium	37.99
Metal Alloys
NdFeB	35.20
Samarium cobalt	50.60
_______________________________________________________________________________

(1)	Prices for certain rare earth products have increased from those used by SRK Consulting in its engineering study.

The prices set forth in the following table, are primarily based on information from Metal-Pages and alloy pricing formulas as of December 31, 2013.

Rare Earth Products	December 31, 2013 Price
	(US$/kg)
Lanthanum Oxide	6.00
Cerium Oxide (Glass Products)	6.00
Europium Oxide	975.00
Lanthanum Metal	11.00
Neodymium Metal	87.00
Praseodymium Metal	155.00
NdFeB Alloy	60.00	(a)
Samarium Cobalt Alloy	37.00	(a)
_______________________________________________________________________________

(a)	Molycorp average market price estimates.
Although SRK Consulting assumed pricing levels consistent with those estimated by Roskill, a 38% decrease in average REE prices from such levels, holding all other variables constant, would not materially reduce reserve estimates.
There are numerous uncertainties inherent in estimating quantities and qualities of REO reserves and non-reserve REO deposits and costs to mine recoverable reserves, including many factors beyond our control. We will regularly evaluate our REO reserve and non-reserve REO estimates. This will typically be done in conjunction with expanded, phased drilling programs. Cores are analyzed by geologists to determine mineral types and to identify geological anomalies. Samples along the length of the core are logged and analyzed for total rare earths content, rare earths distribution and mineralogy. This data is entered into a master database and statistically analyzed. The resulting information is used to enhance the mine plan. We also gain information from blast hole cuttings. The estimates of REO reserves and non-reserve REO deposits as to both quantity and quality will also be updated to reflect new drilling or other data received. Estimates of economically recoverable REO reserves, however, necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

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

The following table reconciles our proven and probable reserves in 2012 and 2013:

	Proven + Probable Reserves (1)
	Tons (in thousands)	Average Grade
January 4, 2012	18,423	7.98%
Production	(106)	8.10%
December 31, 2012 (2)	18,317	7.99%
Production	(231)	8.07%
December 31, 2013 (2)	18,086	8.03%
(1) In dry tons
(2) Molycorp's reconciliation

Annual Production Data

For fiscal 2011, our annual production derived exclusively from the historical stockpile of bastnasite. From January 1, 2012 through June 25, 2012, 100% of production was also from historical stockpiled material; from June 26, 2012 through July 30, 2012, 91.7% came from stockpiled material and 8.3% from new material; from July 31, 2012 through September, 27, 2012, 50% came from stockpiled material and 50% from new material; and from September 28, 2012 through December 31, 2012, 100% came from new material.

The legacy neodymium-from-bastnasite processing plant at our Molycorp Mountain Pass facility had a leach recovery rate of 56% in fiscal 2012 and 57% in fiscal 2011. The new flotation plant, which was commissioned in the second quarter of 2012, had a recovery rate of approximately 47% in fiscal 2012 and 50.2% in fiscal 2013. The 2012 recovery rate represents start-up conditions.

The following table presents statistics for our mining through flotation processes for fiscal 2012 and 2013. Tonnages are accurate to within + or - 5% for all stockpile surveys and belt scale totalizers. We did not produce any concentrate in fiscal 2011.

	Tons (in thousands)	Average Grade
Legacy ore stockpile - 12/31/11	36	6.34%
Ore mined	106	8.10%
Ore milled	(88)	7.64%
Ore stockpiles - 12/31/12	54	7.40%
Ore mined	231	8.07%
Ore milled	(234)	7.92%
Ore stockpiles - 12/31/13	51	8.03%

Concentrate production 2012	6	50.34%
Concentrate stockpile - 12/31/12	2	49.06%
Concentrate production 2013	10	55.34%
Concentrate stockpile - 12/31/13	4	55.34%

In addition to our internal production, during 2011, we purchased 20 mt of rare earth Mischmetal, 40 mt of Lanthanum Oxide and 34 mt of Cerium Oxide from third-party producers. For fiscal 2012 and 2013, we did not purchase any rare earth products from third-party producers.

Molycorp Silmet
Our Molycorp Silmet facility consists of various manufacturing, research and administration buildings located on 67 acres of land in Estonia, approximately 200 kilometers from Tallinn, the Estonian capital. At Molycorp Silmet, we transform REEs into rare earth products and have a longstanding experience in the manufacturing of niobium and tantalum rare metal products. As of December 31, 2013, we have the capacity to produce up to 3,000 mt of rare earth products and up to 700 mt of rare metals per year. The main equipment we utilized for our production at Molycorp Silmet include electron beam furnaces, vacuum induction melting furnaces, shaft furnaces for aluminothermy reduction, rotary tube furnaces, REO and rare metals solvent extraction lines, and various precipitation tanks. Molycorp Silmet is certified in ISO 9001:2000, ISO 14001:2004 and OHSAS 18001. In January 2014, our Molycorp Silmet facility received a certification by the EICC that its purchases of tantalum comply with the CFS program assessment protocol through July 2014.
MMA
The MMA facility includes various manufacturing, research, and administration buildings situated on seven acres of land in Tolleson, Arizona, which is just south of Interstate 10 about 15 miles west of Phoenix, Arizona's Sky Harbor Airport. At our MMA facility, we utilize vacuum induction melting furnaces to produce a wide variety of rare earth alloys, complex custom-made alloys, and non-rare earth products containing exotic alloys, such as Ni-based and Co-based superalloys and experimental binary and ternary alloys for universities and governmental agencies. Our MMA facility has the installed capacity to produce approximately 1,350 tons of ingot cast alloys and 750 tons of strip cast alloys per year. MMA is ISO 9001:2008 and OHSAS 18001 certified.
Molycorp Magnequench
We own two production facilities under the Molycorp Magnequench brand located in Tianjin, China, and Korat, Thailand.
Molycorp Magnequench (Tianjin) Co., Ltd., or MQTJ, is a 145,000 sq. ft. magnetic powder manufacturing facility and a 60,000 sq. ft. alloy production plant located approximately 90 km. south-east of Beijing. The magnetic powder manufacturing facility utilizes 12 proprietary, highly sophisticated meltspinning machines, or jet casters. The MQTJ facility is ISO/TS16949:2009, ISO 9001:2008, ISO 14001:2004, OHSAS18001:2007 and QC080000:2005 certified.
Molycorp Magnequench (Korat) Co. Ltd., or MQK, is a 43,000 sq. ft. magnetic powder and alloy manufacturing facility located approximately 250 km. northeast of Bangkok. In 2006, the facility changed its name from Advanced Magnetic Materials (Thailand) Co., Ltd. , or AMMT, to Magnequench (Korat) Co., Ltd. Prior to the AMR-Magnequench merger in 2005, this facility manufactured magnetic powders using a process that was similar but not identical to that used by MQTJ. Subsequent to the AMR-Magnequench merger, it was determined that this facility be retrofitted to produce magnetic powder of the same specifications as MQTJ. The retrofit, involving the replacement of existing jet casters at MQK with Magnequench jet casters, was completed in early 2007 and commercial production commenced. The MQK facility is ISO 9001:2008, ISO 14001:2004 +Cor 1:2009, OHSAS18001:2007 and Underwriters Laboratories, or UL, Product RoHS certified. MQK plans to be certified for IECQ HSPM QC 080000:2005 in 2014 and ISO/TS16949:2009 in 2015.
Molycorp Zibo
Our ZAMR facility is a rare earths and zirconium processing plant located approximately 21 kilometers from the center of Zibo, an industrial center in Shandong Province, China. The plant site consists of 18 buildings on 15 acres. ZAMR refines a light mixed rare earth carbonates and/or chloride feed and produces light rare earths of high purity. ZAMR also produces a line of high quality zirconium products and mixed oxides. ZAMR has received certifications in: ISO9001:2008, ISO14001:2004 and OHSAS18001:2007.
Molycorp Jiangyin
The JAMR facility is a rare earths processing plant, located approximately 150 kilometers from Shanghai, in the city of Jiangyin, Jiangsu Province, China. The plant consists of 25 buildings on approximately 20 acres. JAMR refines ion adsorption clay concentrates to produce a range of heavy rare earth products which are sold to customers in high-tech industries in international and Chinese markets, which manufacture products such as permanent magnets, electronic components, display phosphors and optical glass. JAMR received certifications for ISO 9001:2008, ISO14001:2004 and OHSAS18001:2007.
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
Molycorp Gallium Compounds
Located in Quapaw, Oklahoma, the plant site consists of two buildings on five acres of land. Gallium Compounds is recognized worldwide as a leading manufacturer of gallium and tri-chloride. We own 80 percent of this production facility with the remaining 20 percent owned by the founders of Gallium Compounds.
Molycorp Hyeongok
Located in the Hyeongok Industrial Zone, this is our gallium tri-chloride production facility located in the Republic of Korea. This manufacturing facility is strategically situated in the heartland of Korea’s booming LED industry. This plant supplies Asian markets as well as serve as a back-up for the plant located in Quapaw, Oklahoma. We own 80 percent of this production facility with the remaining 20 percent owned by the founders of Gallium Compounds.
Corporate Offices
We lease the office space for our corporate offices in Greenwood Village, Colorado, Toronto - Ontario, Canada and Beijing, China. Those leases expire in November 2016, August 2015 and July 2015, respectively, all subject to renewal options.

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

A consolidated shareholder derivative lawsuit filed purportedly on our behalf against us (as a nominal defendant) and certain of our current and former directors, executive officers and shareholders is pending in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed, asserting causes of action for alleged: (1) breach of fiduciary duty, including the duties of loyalty and due care; (2) breach of fiduciary duty not to trade on or misuse material non-public information; (3) unjust enrichment; and (4) aiding and abetting a breach of fiduciary duty. On our behalf, the plaintiffs in the consolidated derivative action seek, among other things, monetary damages, restitution, and an accounting. The defendants filed motions to dismiss and motions to stay that action in October 2012. Pursuant to an order dated May 15, 2013, the Delaware Court of Chancery stayed the derivative lawsuit pending final disposition of the purported class action lawsuit. On October 9, 2013, certain plaintiffs, on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. All briefs in respect of this motion have been filed, and a hearing on the motion was held on February 7, 2014. Two additional shareholder derivative lawsuits that were filed in the U.S. District Court in Colorado have been dismissed, but the plaintiffs in those cases pursued an appeal of that ruling in the U.S. Court of Appeals for the Tenth Circuit. On August 20, 2013, the Tenth Circuit remanded these cases back to the Colorado District Court. Both we and the plaintiffs have filed their respective briefs in the remanded proceeding and the decision of the Colorado District Court is pending. Subsequently, a different shareholder filed purportedly on our behalf a new shareholder derivative lawsuit in the U.S. District Court in Colorado on November 20, 2013. On December 11, 2013, the Colorado District Court sua sponte consolidated the new derivative lawsuit with the two remanded lawsuits, and permitted the plaintiff in the new derivative lawsuit to file a brief in the remanded proceeding. On December 27, 2013, the plaintiff in the new derivative lawsuit filed its brief in the remanded proceeding, and filed a motion to vacate the consolidation order. The decision of the Colorado District Court on each of the remanded proceeding and the motion to vacate the consolidation order is pending. Pursuant to an order the Colorado District Court entered on January 7, 2014, the defendants need not respond to the new derivative lawsuit until the Colorado District Court decides the defendants’ motion to dismiss or stay the remanded proceeding.

In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. The purported class action lawsuits allege claims for relief arising out of alleged securities fraud in violation of the Exchange Act during the proposed class period from August 2, 2012 through August 7, 2013. Pursuant to stipulations and orders of the court dated September 25, 2013 and September 27, 2013, among other things, the deadlines for us and our current and former executive officers to respond to the lawsuits have been stayed pending appointment of a lead plaintiff under the Private Securities Litigation Reform Act. We believe that the lawsuits are without merit, and we intend to vigorously defend ourselves against these claims.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Price Range
Our common stock is listed on The New York Stock Exchange under the symbol "MCP." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The New York Stock Exchange.

	Low	High
Year ending December 31, 2013
Fourth Quarter	$4.51	$7.59
Third Quarter	$5.66	$8.06
Second Quarter	$4.70	$7.92
First Quarter	$5.07	$11.81
Year ending December 31, 2012
Fourth Quarter	$5.75	$11.89
Third Quarter	$9.40	$23.20
Second Quarter	$19.11	$35.79
First Quarter	$24.20	$35.20
Holders of Record
As of February 28, 2014, there were approximately 287 holders of record of our common stock. This number does not include the shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one record holder.
Dividends
Since our inception, we have not paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings, after paying the final dividend on our outstanding preferred stock on March 1, 2014, to finance the development of our business. We do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board and will depend upon then-existing conditions, including our operating results and our financial condition, capital requirements, contractual restrictions (including pursuant to the agreements governing our existing and future debt), business prospects and other factors that our Board may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data was derived from Molycorp, Inc.'s audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. This selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, and our "Financial Statements and Supplementary Data" in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
Summary Statement of Operations Data	2013	2012 (a)	2011 (b)	2010	2009
	(In thousands of dollars, except for share and per share data)
Revenues	554,390	527,696	396,831	35,157	7,093
Gross (loss) profit	(67,168)	18,822	218,941	666	(14,692)
Operating (loss) income	(356,691)	(466,149)	152,866	(51,178)	(28,574)
Net (loss) income attributable to Molycorp stockholders	(374,383)	(481,169)	117,526	(50,774)	(28,587)
Weighted average shares outstanding (Common stock) (c):
Basic	174,528,717	107,064,892	83,454,221	62,332,054	39,526,568
Diluted	174,528,717	107,064,892	85,220,017	62,332,054	39,526,568
(Loss) income per share of common stock (d):
Basic	(2.21)	(4.60)	1.29	(0.81)	(0.72)
Diluted	(2.21)	(4.60)	1.27	(0.81)	(0.72)

	December 31,
Summary Balance Sheet Data	2013	2012	2011	2010	2009
	(In thousands of dollars)
Property, plant and equipment, net	1,762,874	1,544,304	561,628	93,966	66,352
Intangible assets, net and goodwill	559,617	690,680	6,504	639	704
Total assets	3,006,802	2,992,535	1,255,125	479,560	97,666
Debt and capital lease obligations	1,380,278	1,228,436	198,061	—	—

	Year Ended December 31,
Other Financial Data	2013	2012	2011	2010	2009
	(In thousands of dollars)
Capital expenditures (e)	379,312	791,469	302,180	33,129	7,285
_________________________________________________________________________

(a)	Includes the consolidation of Molycorp Canada from June 11, 2012 and excludes operating results from the Napanee facility, which is treated as a discontinued operation for comparative purposes.

(b)	Includes the consolidation of Molycorp Silmet from April 1, 2011, and the consolidation of MMA from April 15, 2011.

(c)
Weighted average shares outstanding gives retroactive effect to the Corporate Reorganization, the conversion of all of our Class A common stock and Class B common stock into shares of common stock and the consummation of our initial public offering, and the 38.23435373-for-one stock split we completed on July 9, 2010 as if such events had occurred on June 12, 2008.

(d)
For the years ended December 31, 2013, 2012 and 2011, the dividends on the convertible preferred stock were subtracted from net (loss) income attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share. Additionally, diluted earnings per share reflect other adjustments under the "if-converted method". See Note 17 in Item 8 of this Annual Report on Form 10-K for further details.

(e)	As reflected in cash flows from investing activities in our consolidated statements of cash flows.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs and involves risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those discussed below, under the headings "Risk Factors" and "Special Note Regarding Forward-Looking Statements". In this Annual Report on Form 10-K, unless the context requires otherwise, references to "Molycorp," "we," "our" or "us" refer to Molycorp, Inc. and its consolidated subsidiaries.
Overview
 We are a leading global rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium. With a workforce of approximately 2,580 employees at 26 locations in 11 countries, our vertical integrated business allows us to operate multiple product supply chains, serve as a supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide.

Our business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. See Note 4 in Item 8 of this Annual Report on Form 10-K for financial information regarding our reportable segments.
The Resources segment includes our operations at the Molycorp Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for approximately 60 years. At the Molycorp Mountain Pass facility, we conduct rare earth minerals extraction to produce: purified unseparated light rare earth concentrates, or LREC; separated rare earth oxides, including lanthanum, cerium and neodymium/praseodymium; heavy rare earth concentrates, which include samarium, europium, gadolinium, or SEG, terbium, dysprosium and others; and a line of proprietary rare earth-based water treatment products, including SorbX™ and PhosFIX™. In 2013, we completed a number of case studies at various plants using SorbX™ to remove contaminants from water. Based on the results from these case studies, we currently are working with some of our initial customers to use their plants to demonstrate the benefits of using SorbX™ to remove contaminants, including phosphates from wastewater. In 2013, we entered into a distribution agreement for SorbX™ for the removal of phosphates in the municipal and industrial wastewater markets, and have since sold limited quantities of SorbX™ directly to third-party customers. Beginning in 2013, we have been selling limited but consistent volumes of PhosFIX™ for recreational water applications.
The Chemicals and Oxides segment includes: production of rare earths at our operations at Molycorp Silmet; separated heavy rare earth oxides and other custom engineered materials from our facilities in Jiangyin, Jiangsu Province, China; and production of rare earths, salts of rare earth elements, or REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from our facilities in Zibo, Shandong Province, China. Rare earths and zirconium applications from products made in this segment include catalytic converters, computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.

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

The Rare Metals segment produces, reclaims, refines and markets high value niche metals and their compounds that include gallium, indium, rhenium, tantalum, and niobium. Operations in this segment include the following: Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario, Canada; Sagard, Germany; Stade, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others. In July 2013, we committed to a plan to discontinue operations at our Napanee, Ontario - Canada by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. We expect to complete the disposal of the Napanee facility in the first quarter of 2014. See Note 27 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.

Material Changes in Results of Operations
The comparability of our operating results during 2013, 2012 and 2011 is significantly affected by the Molycorp Canada acquisition on June 11, 2012, the Molycorp Silmet acquisition on April 1, 2011 and the MMA acquisition on April 15, 2011.
Modernization and Expansion of our Molycorp Mountain Pass Facility
All key production components of our Molycorp Mountain Pass facility are operational and the final unit of our multi-stage cracking plant was turned over to operations during the fourth quarter of 2013. The multi-stage cracking plant is part of a multi-stage chemical process designed to increase the current rare earths recovery rates at our Molycorp Mountain Pass facility, increase production throughput, and contribute to lower unit production costs. Additionally, the chloralkali plant completed commissioning in February 2014, and has been turned over to operations. Our chloralkali plant will help us recycle wastewater from our separation processes as well as regenerate chemical reagents needed for separations, including hydrochloric acid and caustic soda, which is expected to reduce the amount of chemical reagents supplies we must purchase. While the chloralkali plant is not required for rare earths production, it is expected to significantly drive down the unit cash production costs at our Molycorp Mountain Pass facility, which we believe will make it competitive with the lowest cost producers of rare earth products globally, although there can be no assurances. We expect that it will take several months of optimization before we fully realize anticipated benefits from both our multi-stage cracking plant and chloralkali plant .

In addition to directly supplying customer demand, our Molycorp Mountain Pass facility provides rare earths feedstock for our value-added processing plants in Sillamäe, Estonia; Zibo, China; Jiangyin, China; and Tolleson, Arizona. Those facilities produce advanced materials that are custom engineered for a variety of global rare earths markets. We expect our Molycorp Mountain Pass facility to provide increased volumes of rare earths feedstock for the planned production of our Sillamäe and Zibo facilities in 2014.

Neodymium/praseodymium produced at our Molycorp Mountain Pass facility is expected to be sold directly to magnetic material customers, IMJ, MMA and our downstream operations under the Molycorp Magnequench brand at our wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand.

Factors Affecting our Results of Operations
Sales
The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive and electronics industries, China REEs export quotas and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content. Sales of our rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides products from our Chemicals and Oxides segments are affected by the typical manufacturing slow down across Asia during the Chinese New Year and Spring Festival holidays. First quarter sales in the Magnetic Materials and Alloys segment are typically weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by that segment. The effort by these companies to draw down inventory levels near to their year-end closing typically results into lower shipments of products from the Magnetic Materials and Alloys segment. However, third quarter sales for Neo Powders™, the most significant product in the Magnetic Materials and Alloys segment, are typically stronger than the other periods of the year, as the supply chains increase production in order to meet an anticipated increase in demand for the Christmas holiday season later in the year. Sales of our rare earths, including LREC and heavy rare earth concentrates from our Resources segment are affected by a combination of the factors described above. Additionally, in certain of our segments, particularly Magnetic Materials and Alloys, prices are set at a one quarter lag, so improvements in our results will lag any market improvements.
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
Our most significant variable costs are chemical reagents, raw materials, electricity and natural gas. In early September 2012, our on-site CHP plant began feeding low-cost, high efficiency electrical power and steam to plants and buildings across the Molycorp Mountain Pass facility. As a result, natural gas costs have gradually replaced third-party electricity and reduced our energy costs at the Molycorp Mountain Pass facility. Our chloralkali plant, which completed commissioning in February 2014 and has been turned over to operations, will help us recycle wastewater from our separation processes as well as regenerate chemical reagents needed for separations, including hydrochloric acid and caustic soda, which is expected to reduce the amount of chemical reagents supplies we must purchase.
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
Research and Development
We incur expenses to improve the efficiency of our rare earths processing operations, develop new applications for individual REEs, research value added rare metals applications and perform exploratory drilling. These expenses, which we anticipate to continue to increase, consist primarily of salaries, outside labor, material and equipment. The acquisition of Molycorp Canada bolstered our research and development activities with the addition of labs in Singapore and the United Kingdom and process development capabilities at most of the production facilities.
Interest Expenses
We are incurring significantly higher interest costs as a result of issuing additional indebtedness to partially finance the Molycorp Canada acquisition, including the repayment of Molycorp Canada's indebtedness, and to fund capital expenditures at our Molycorp Mountain Pass facility. The majority of our interest costs was capitalized during 2012. Although a large portion of our interest costs was still capitalized in 2013, we expect the interest capitalization will substantially decrease in 2014 when all of the processing plants at our Molycorp Mountain Pass facility will complete commissioning and operate as intended.
Income Taxes
We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that valuation allowances of $107.4 million and $20.6 million were required as of December 31, 2013 and 2012, respectively. No valuation allowance was required as of December 31, 2011.
We are a Subchapter C corporation and, therefore, are subject to federal and state income taxes on our taxable income. For the years ended December 31, 2013, 2012, and 2011 our effective income tax rate was 16.4%, 10.3% and 19.5%, respectively. Our December 31, 2013 effective income tax rate was impacted primarily by the valuation allowance required in both the U.S. and Canada, and the difference in tax rates between the U.S. and foreign jurisdictions.

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
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. At our Molycorp Mountain Pass facility, we incurred approximately $25.9 million and $26.8 million in 2013 and 2012, respectively, and expect to incur approximately $8.9 million in 2014, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. Included in the 2013 and 2012 amounts above are approximately $21.0 million and $22.1 million, respectively, for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds. The expenditures for removal and disposal of excess wastewater were incurred to allow the facilities under construction at Molycorp Mountain Pass to become fully operational. We estimate that we will incur approximately $5.3 million for wastewater transportation and disposal costs in 2014.
The costs we anticipate to incur as part of our on-going mine reclamation activities at the Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure at Note 13, Item 8 of this Annual Report on Form 10-K.
We incurred approximately $0.3 million and $0.3 million in 2013 and 2012, respectively, at our Molycorp Silmet facility, and we expect to spend approximately $0.4 million in 2014, for ongoing operating environmental expenditures to comply with the European Union directives and with the Estonian regulatory act governing environmental permitting and licensing. In addition to routine environmental compliance costs, we incurred approximately $0.7 million and $0.5 million in 2013 and 2012, respectively, and expect to spend approximately $0.1 million in 2014, to comply with the European Union's REACH program at Molycorp Silmet. We may have to incur environmental capital and operating costs associated with future possible modernization plans at our Molycorp Silmet facility.
Our Rare Metals operations in Ontario, Canada are subject to provincial regulation under the Ontario Ministry of Environment and must periodically submit documentation to validate the waste disposal process throughout the year. In 2013 and for the period from June 12, 2012 to December 31, 2012, waste disposal costs related to our operations in Ontario, Canada totaled $0.6 million and $0.8 million, respectively.
Although we have not incurred any significant environmental expenditures at our other operating facilities, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans related to those operations.
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
Foreign Currency Fluctuations
See "Foreign Currency Risk" under Item 7A of this Annual Report on Form 10-K.

Discussion and Analysis of our Reportable Segments
The following analysis presents operating results on a gross basis (i.e., before intercompany eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations.

In July 2013, we committed to a plan to discontinue operations at our Napanee, Ontario - Canada by the end of 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. In December of 2013, we received a firm offer to purchase the Napanee facility, and we closed the sale of the facility on March 3, 2014. Therefore, the operating results of the Napanee facility were included in discontinued operations for the year ended December 31, 2013. The presentation of 2012 financial data for the Rare Metals segment has been revised for comparative purposes. See Note 28 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details on the loss from discontinued operations.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Year ended December 31, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands of dollars)
External	33,621	181,815	252,713	86,241		—	554,390
Intersegment	26,040	37,256	—	—		(63,296)	—
Total revenues	59,661	219,071	252,713	86,241		(63,296)	554,390
Depreciation, amortization and accretion	(46,318)	(22,754)	(27,812)	(8,652)	(228)	—	(105,764)
Operating loss (e)	(223,702)	(87,889)	23,087	(21,108)	(46,126)	(953)	(356,691)
Loss before income taxes and equity earnings	(231,944)	(87,848)	62,107	(18,326)	(155,312)	(953)	(432,276)
Total assets at December 31, 2013	1,791,421	485,642	590,516	82,538	1,547,267	(1,490,582)	3,006,802
Capital expenditures (c)	231,027	6,961	3,700	7,549	250	—	249,487

Year ended December 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals (d)	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands of dollars)
External	88,870	181,849	179,335	77,642		—	527,696
Intersegment	7,256	25,717				(32,973)	—
Total revenues	96,126	207,566	179,335	77,642		(32,973)	527,696
Depreciation, amortization and accretion	(13,991)	(13,110)	(19,737)	(5,837)	(133)	—	(52,808)
Operating loss (e)	(70,220)	(191,059)	(125,543)	(18,671)	(85,459)	24,803	(466,149)
Loss before income taxes and equity earnings	(70,469)	(190,094)	(126,981)	(18,181)	(143,269)	24,803	(524,191)
Total assets at December 31, 2012	1,802,842	639,847	593,197	117,961	575,964	(737,276)	2,992,535
Capital expenditures (c)	814,054	10,910	5,614	10,750	1,733	—	843,061

(a)
Corporate and other loss before income taxes and equity earnings includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total Corporate and other assets is comprised primarily of cash and cash equivalents.

(b)
The net elimination in operating results includes costs of sales eliminations of $62,343 and $57,776 for the years ended December 31, 2013 and 2012, respectively, which consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(c)	On an accrual basis excluding capitalized interest.

(d)	Excludes operating results from the Napanee facility, which is treated as a discontinued operation for comparative purposes.

(e)	Includes impairment of goodwill and other long-lived assets in some segments. See notes 7 and 9 in Item 8 below for details.

Resources

For the year ended December 31, 2013, sales from our Resources segment were $59.7 million on product volume of 3,926 mt at an average sales price, or ASP, of $15.20 per kilogram, as compared to sales of $96.1 million on product volume of 2,661 mt at an ASP of $36.12 per kilogram in 2012.

Production volumes from the Resources segment did not reflect optimal run rates in 2013 and 2012, and we did not realize meaningful market penetration for SorbX™ or other cerium-based products from our Molycorp Mountain Pass facility, which negatively impacted sales volumes in this segment. In addition, high level of inventory in the markets we serve combined with illegal mining and export of rare earth materials from China, unfavorably impacted the volume and realized prices of the rare earths we produced at our Molycorp Mountain Pass facility in 2013 and 2012. Falling prices for our products generally results in a very conservative purchasing pattern by our customers. For example, prices for cerium oxide 99%, lanthanum oxide 99% and neodymium/praseodymium oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 83%, 85% and 40%, respectively, from the first quarter of 2012 to the fourth quarter of 2013.

Aggregate production volume at our Resources segment was 3,473 mt for the year ended December 31, 2013, as compared to 2,336 mt in 2012. Actual production of REO (including LREC) at our Molycorp Mountain Pass facility has been lower than expected, as a result of production interruptions while we continue to optimize operations. We produced 1,099 mt and 1,034 mt of REO (including LREC) at our Molycorp Mountain Pass facility during the third and fourth quarters of 2013, respectively. Actual production of REO (including LREC) during January 2014 was 412 mt, and we estimate that production of REO (including LREC) at our Molycorp Mountain Pass facility will be approximately 400 mt in February 2014. We are currently targeting to gradually increase our production capacity during the remainder of 2014 to an annualized production rate of REO (including LREC) of approximately 23,000 mt during the fourth quarter of 2014, although actual production during the first half of the year is expected to be below the design capacity of 19,050 mt on an annualized basis. Actual production of REO (including LREC) during 2014 will depend on internal requirements for our Chemical and Oxides segment and our Magnetic Materials and Alloys segment and external customer demand as well as our success in ramping up and operating our Molycorp Mountain Pass facility.

As a result of the lower than anticipated production volumes described above, combined with period over period labor cost increases and abnormal consumption of the primary chemical reagents used for our production during the commissioning and testing phase of our new separation processes, for year ended December 31, 2013 we expensed $81.9 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels during these periods. This compares to expensing of abnormal production-related costs of $8.6 million in 2012.

Even though the costs of the main chemical reagents used in our rare earths separation processes at Resources have decreased, on average and in the aggregate, by approximately 24% year over year, in 2013 our consumption of those main chemical reagents was significantly higher than a theoretical normal production level, which led to an estimated excess spend of approximately $4.00 per kilogram of rare earths produced in 2013.

Due to the delay in commissioning and testing of the chloralkali plant at our Molycorp Mountain Pass facility in 2013, we have also incurred excess wastewater transportation expenses that have temporarily increased our average production cost by approximately $6.00 per kilogram. However, as compared to the prior year, our average wastewater transportation expenses have already decreased by approximately 36% on a per kilogram of rare earths produced basis, and we expect to further decrease these expenses starting in 2014 when our chloralkali plant will allow us to recycle water used in the rare earths separation process, as well as regenerate chemical reagents needed for the rare earths separation at the Resources segment. The anticipated incremental, but not absolute, sourcing of chemical reagents from within our Molycorp Mountain Pass facility, combined with the substantial elimination of our need to transport wastewater at an offsite facility in the near future, are expected to gradually contribute to lowering our cash cost of production over the next few quarters.

Operating income for the year ended December 31, 2013 was further reduced at the Resources segment by $50.6 million of finished goods and work-in-process inventory write-down to net realizable value, as compared to $44.7 million in 2012, as well as write-downs of stockpile inventory totaling $20.0 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively. The deterioration in REEs prices described above, combined with a lower inventory turnover caused by the current conservative purchasing pattern of our customers and the delays associated with our modernization and expansion efforts at our Molycorp Mountain Pass facility, led to higher inventory write-downs in 2013.

In addition, as part of our periodic test of recoverability of long-lived depreciable and amortizable assets, in the fourth quarter of 2013, we identified and wrote-off certain fixed assets at our Molycorp Mountain Pass facility with a net book value of approximately $14.2 million, which included equipment no longer in use and assets related to certain expansion projects that we have placed on hold indefinitely. The Resources segment also recognized a loss of $16.2 million associated with the write-off of certain exploration rights we had acquired in 2012 to explore properties that we believed contained mineral deposits that could have been economically extracted. Finally, as part of the transition of the Molycorp Mountain Pass operations from the legacy facilities to the new facilities, we determined that a portion of the ore deposit was located beneath a legacy flotation plant at the Resources segment. To facilitate the expansion of the mine, we substantially demolished that plant in 2013 and incurred costs in excess of its original estimate that led to a settlement loss on the related asset retirement obligation of approximately $1.8 million.

Chemicals and Oxides

Chemicals and Oxides' sales volume in the first quarter of each year is particularly affected by the typical manufacturing slow down across Asia during the Chinese New Year and Spring Festival holidays. Comparative results for the Chemicals and Oxides segment were affected by the addition to our product mix of rare earth oxides, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Molycorp Canada acquisition on June 11, 2012.

Chemicals and Oxides' sales were $219.1 million on volume of 6,588 mt at an ASP of $33.25 per kilogram for the year ended December 31, 2013, as compared to sales of $207.6 million on volume of 4,631 mt at an ASP of $44.82 per kilogram in 2012. The Molycorp Canada acquisition accounted for approximately 86% of the Chemicals and Oxides' 2013 revenues at an ASP of $42.92 per kilogram, and approximately 78% of the segment's 2012 revenues at an ASP of $56.93 per kilogram.

Sales volumes for our Chemicals and Oxides segment were significantly lower than anticipated as a result of a sluggish demand from most customers who continued to destock their existing inventory levels combined with a reduced demand for the rare earths produced by our Chinese facilities because of illegal mining, processing and export of REEs in China. While the Chinese government has announced measures to crack down on the illegal mining, processing and export of REEs, we expect that these illegal operations will continue to negatively impact our volumes in our Chemicals and Oxides segment. Although certain markets served by this segment have shown signs of improvements in 2013, demand for multi-layer ceramic capacitor, glass polishing and phosphor applications remained weak. Rare earth products demand for automotive catalyst and fluid cracking catalyst applications, as well as automotive and smaller battery applications, continued to improve during 2013 relative to 2012.

Chemicals and Oxides' operating income for the year ended December 31, 2013 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be higher by $1.1 million had we not stepped-up the inventory value at the time of acquisition. In addition, during 2013 we recognized write-downs of inventory to net realizable value of $18.8 million and expensed $3.3 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels.

Net results at the Chemicals and Oxides segment were also unfavorably affected by a charge to write-off of certain obsolete long-lived tangible assets with a net book value of $1.4 million, and a charge of $67.2 million related to the impairment of rare earths quotas. In December 2013, we determined there were no longer any identifiable cash flows associated with our Chinese export quotas because the Chinese government has recently turned to other means for controlling its domestic rare earth industry and, therefore, no more premiums will be received for the use of any Chinese export quota at our Zibo and Jiangyin facilities.

As part of the recoverability of goodwill test we performed in December 2013, we determined that the fair value of the Chemicals and Oxides segment and the Molycorp Silmet facility, a reporting unit included in the Chemical and Oxide segment but test independently for purposes of this test, exceeded their respective carrying values. The Chemicals and Oxides segment may require a step 2 impairment test should the segment's EBITDA decline between 6% and 13%. The Molycorp Silmet facility's EBITDA would have to decline between 20% and 25% for the reporting unit to require a step 2 impairment test.

In 2012, the Chemicals and Oxides segment's operating income was negatively affected also by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $22.8 million higher had we not stepped-up the inventory value at the time of acquisition. We also recognized a write-down of inventory to net realizable value for $22.0 million, and expensed $1.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in that prior period. In the fourth quarter of 2012, we also recognized an impairment of goodwill of $161.1 million in this segment. Circumstances that negatively affected our fair value estimate of the reporting units in the Chemicals and Oxides segment where goodwill was impaired included: longer-than-anticipated soft rare earths pricing environment; loss of some end markets due to 2011 rare earths high prices not returning to lower levels as quickly as anticipated; and delays in ramping up our Molycorp Mountain Pass facility that deferred our ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition. The reporting units impacted by this impairment charge were acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details on the goodwill impairment.

Magnetic Materials and Alloys

Comparative results for the Magnetic Materials and Alloys segment were affected by the inclusion of Neo Powders™ from the Molycorp Canada acquisition on June 11, 2012. Applications such as motors used in hard disk drives, optical disc drives and office automation products represent the base markets for the Neo Powders™. A faster growing portion of Neo Powder™ sales is in recently developed applications for the automotive and home appliance industries, among others. Third quarter sales for Neo Powders™ are typically stronger than the other periods of the year, as the supply chains increase production in order to meet an anticipated increase in demand for the Christmas holiday season later in the year.

Magnetic Materials and Alloys' revenues were $252.7 million on volume of 5,884 mt at an ASP of $42.95 per kilogram for the year ended December 31, 2013, as compared to sales of $179.3 million on volume of 3,115 mt at an ASP of $57.57 per kilogram in 2012. Sales of Neo Powders™ in Magnetic Materials and Alloys accounted for approximately 90% of the segment's 2013 revenues at an ASP of $38.86 per kilogram, as compared to approximately 76% of the segment's 2012 revenues at an ASP of $44.94 per kilogram.

Magnetic Materials and Alloys' operating income for the year ended December 31, 2013 was negatively affected by the write-down of inventory to net realizable value of $1.2 million, and by $1.3 million of expenses for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in this segment. The inventory adjustment was partially offset by the release of inventory that was stepped-down in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales in 2013 to be $0.1 million lower had we not stepped-down the inventory value at the time of acquisition.

Additionally, this segment recorded a charge of $10.2 million to write-off a patent due to updated forecast of margins on products produced using this patent that is scheduled to expire in 2014. As part of the recoverability of goodwill test we performed in December 2013, we determined that the fair value of the Magnetic Materials and Alloys segment approximated its carrying value.

In 2012, the write-down of inventory to net realizable value in the Magnetic Materials and Alloys was $10.9 million, whereas expenses for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in 2012 were $1.3 million. The inventory adjustment in 2012 was partially offset by the release of $1.3 million of inventory that was stepped-down in value in conjunction with the Molycorp Canada acquisition. Additionally, the 2012 operating income in the Magnetic Materials and Alloys segment included an impairment of goodwill of approximately $112.7 million and an impairment of other intangible assets of $6.0 million. Stalled growth for some new bonded magnet applications negatively affected our fair value estimate of the reporting unit in the Magnetic Materials and Alloys segment where goodwill was impaired in the fourth quarter of 2012. Lower margins forecast associated with certain patents expiration in 2014 led to the impairment of other intangible assets in the same reporting unit affected by the write-down of goodwill also in the fourth quarter of 2012. The reporting unit impacted by both impairment charges was acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details on the impairment of goodwill and other intangible assets.

Rare Metals

Comparative results for the Rare Metals segment were affected by the addition to our product mix of gallium, indium and rhenium from the Molycorp Canada acquisition on June 11, 2012.

Rare Metals' revenues were $86.2 million on volume of 333 mt at an ASP of $264.13 per kilogram for the year ended December 31, 2013, as compared to sales of $77.6 million on volume of 366 mt at an ASP of $215.45 per kilogram in 2012. The Molycorp Canada acquisition accounted for approximately 62% of the segment's 2013 revenues at an ASP of $393.34 per kilogram, as compared to approximately 38% of the segment's 2012 revenues at an ASP of $392.17 per kilogram. The continued adoption of LED applications, which require the use of some rare metals we produce, is allowing the Rare Metals segment to benefit from the diversification that our Chemicals and Oxides segment is experiencing relative to certain rare earth phosphor markets.

Rare Metals' operating income in 2013 was also negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $2.1 million higher had we not stepped-up the inventory value at the time of acquisition. In addition, during 2013 we recognized write-down of inventory to net realizable value for $9.7 million, and expensed $1.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels.

As part of the recoverability of goodwill test we performed in December 2013, we determined that the Buss & Buss facility's fair value was less than its carrying value. As a result, we performed an additional step to determine the implied fair value of the facility's goodwill and recognized an impairment charge of approximately $11.0 million in the Rare Metals segment to account for the excess of such implied goodwill over its carrying value. The main factors leading to this impairment charge included reduced cash flows projections for the Buss & Buss business combined with an increase in the reporting unit's working capital, which stemmed, primarily, from the revaluation of its inventory. Excluding the Buss & Buss facility, the Rare Metals segment's fair value exceeded its carrying value by approximately 36% at December 31, 2013.

In 2012, the Rare Metals segment's operating income was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $3.3 million higher had we not stepped-up the inventory value at the time of acquisition. In 2012, we also recognized a write-down of inventory to net realizable value for $3.4 million, and expensed $0.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in that prior period.

Additionally, the 2012 operating income in the Rare Metals segment included an impairment of goodwill of $16.1 million and an impairment of long-lived tangible assets of $2.0 million. The goodwill impairment was primarily driven by the longer than anticipated soft pricing environment for the rare metals businesses acquired as part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details.
In July 2013, we committed to a plan to discontinue operations at our Napanee, Ontario - Canada by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. In December of 2013, we received a firm offer to purchase the Napanee facility, and we expect to complete its disposal during the first quarter of 2014, subject to customary closing conditions. The facility, which consists of two buildings and on approximately two acres and hydrometallurgical recovery equipment, specializes on the recycling of rhenium bearing scrap. See further details on the loss from discontinued operations in Note 27 in Item 8 of this Annual Report on Form 10-K.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses, including stock-based compensation, were $107.2 million and $113.4 million for the years ended December 31, 2013 and 2012, respectively. In 2013 we took a number of actions in our organization as part of our continuing effort to contain costs and increase the efficiency of our operations. As a result, we reduced a portion of our workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million in our Corporate segment. As of December 31, 2013, we paid $1.9 million of these severance benefits and expect to pay the remaining benefits by March 31, 2014. These actions, in combination with other cost saving initiatives we implemented during 2013, explains the decrease in our consolidated selling, general and administrative expenses period-over-period despite the Molycorp Canada acquisition and the severance and benefit costs we recognized in the year.

Corporate Development

Corporate development expenses were $0.2 million and $19.8 million for the years ended December 31, 2013 and 2012, respectively. We incurred the majority of due diligence and other transaction costs related to the Molycorp Canada acquisition during the first half of 2012.

Depreciation, Amortization and Accretion

Consolidated depreciation and amortization expenses related to production were $67.7 million and $30.6 million for the years ended December 31, 2013 and 2012, respectively. These period-over-period increases were primarily related to the addition of fixed assets acquired as part of the Molycorp Canada acquisition, and fixed assets that we constructed and placed into service at our Molycorp Mountain Pass facility starting in the fourth quarter of 2012.

Consolidated depreciation, amortization and accretion expenses unrelated to production were $38.0 million and $22.2 million for the years ended December 31, 2013 and 2012, respectively. This increase was mainly due to the addition of approximately $480.0 million in amortizable intangible assets in connection with the Molycorp Canada acquisition.

Research and Development

Consolidated research and development expenses were $23.2 million and $27.8 million for the years ended December 31, 2013 and 2012, respectively. With the addition of laboratories in Singapore and the United Kingdom as a result of the Molycorp Canada acquisition, we bolstered our efforts to improve the efficiency of our rare earths processing operations, to develop new applications for individual REEs and research value added rare metals applications. These expenses consist primarily of salaries, outside labor, material and equipment.

Interest Expense

The significant increase in our short-term and long-term indebtedness from May 2012 to January 2013 led to the higher interest cost in 2013 and the second half of 2012. Approximately 53% of aggregate interest cost on our long-term debt was capitalized in 2013, when the monthly average balance of our assets under construction was approximately $775.0 million over a monthly average long-term indebtedness balance of $1,451.0 million. This compares to approximately 86% of aggregate interest cost on our long-term debt being capitalized in 2012, with a monthly average balance of our assets under construction of approximately $818.0 million over a monthly average long-term indebtedness balance of $767.0 million. Because the monthly average balance of our assets under construction was greater than the monthly average long-term indebtedness balance, particularly during the first half of 2012, the capitalizable interest exceeded the actual interest cost in that period and, therefore, the interest capitalized was limited to the actual interest cost.

Foreign exchange gain

We had a net foreign currency transaction gain of $0.4 million during 2013, as compared to a net foreign currency transaction gain of $2.9 million in 2012, which were related primarily to the revaluation in Euro of U.S. dollar monetary balances owed by Molycorp Silmet.

Other Income (Expense)

Other expense in 2013 included primarily an impairment charge of $8.0 million related to our investment in Boulder Wind Power, Inc. Series B convertible preferred stock, an impairment charge of $1.4 million associated with the write-off of our ownership interest in Atlantic Metals & Alloys, LLC, and a loss of approximately $0.8 million on sale of certain fixed assets at the Molycorp Mountain Pass facility. These expenses were partially offset by the reversal of a legal provision for approximately $1.1 million recognized upon settlement of a dispute related to purchases of certain rare earth products by one of our European subsidiaries and by the receipt of proceeds from an insurance claim of $1.4 million related to certain defective equipment at our Molycorp Mountain Pass facility.

In 2012 we recognized a loss of $37.6 million in other expense related to a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada.

Capital Expenditures

Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $249.5 million and $843.0 million for the years ended December 31, 2013 and 2012, respectively. The majority of these capitalized costs related to the modernization and expansion of our Molycorp Mountain Pass facility.

Related Party Transactions

We supply Neo Powders™ to Toda Magnequench Magnetic Materials Co. Ltd., or TMT, an equity method investee, to produce rare earth magnetic compounds. We then purchase these compounds back from TMT in its normal course of business. Additionally, Ganzhou Keli Rare Earth New Material Co., Ltd., or Keli, another equity method investee, processes rare earth oxides into metals for inclusion in the Neo Powders™.

In 2013 and for the period from June 12, 2012 to December 31, 2012, we sold $4.5 million and $1.6 million, respectively, of Neo Powders™ to TMT and purchased $2.1 million and $2.8 million, respectively, worth of compounds from TMT.

We purchased metals and received services from Keli for a total of $61.3 million and $32.6 million in 2013 and for the period from June 12, 2012 to December 31, 2012, respectively.

Ingal Stade GmbH, or Ingal Stade, an equity method investee, sells gallium to our facilities in Canada and the U.S. In 2013 and for the period from June 12, 2012 to December 31, 2012, we purchased gallium metal from Ingal Stade of approximately $4.9 million and $3.3 million, respectively.

We provide recycling services to Plansee, Holding AG, or Plansee, a privately held Austrian company that is wholly-owned by an Austrian trust, of which one of the Board's directors and other members of his family are beneficiaries. The director with an interest in Plansee joined the Board in August 2013. We received $0.3 million from Plansee for certain recycling services for the period from August 1, 2013 to December 31, 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Year ended December 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals (d)	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands of dollars)
External	88,870	181,849	179,335	77,642		—	527,696
Intersegment	7,256	25,717				(32,973)	—
Total revenues	96,126	207,566	179,335	77,642		(32,973)	527,696
Depreciation, amortization and accretion	(13,991)	(13,110)	(19,737)	(5,837)	(133)	—	(52,808)
Operating loss (e)	(70,220)	(191,059)	(125,543)	(18,671)	(85,459)	24,803	(466,149)
Loss before income taxes and equity earnings	(70,469)	(190,094)	(126,981)	(18,181)	(143,269)	24,803	(524,191)
Total assets at December 31, 2012	1,802,842	639,847	593,197	117,961	575,964	(737,276)	2,992,535
Capital expenditures (c)	814,054	10,910	5,614	10,750	1,733	—	843,061

Year ended December 31, 2011	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands of dollars)
External	253,563	40,216	56,772	46,280		—	396,831
Intersegment	55,155	13,902	—	—		(69,057)	—
Total revenues	308,718	54,118	56,772	46,280		(69,057)	396,831
Depreciation, amortization and accretion	(10,553)	(1,958)	(236)	(2,449)	(31)	—	(15,227)
Operating income (loss)	218,549	8,700	2,331	2,131	(51,402)	(27,443)	152,866
Income (loss) before income taxes	218,391	5,785	2,336	(634)	(51,525)	(27,443)	146,910
Total assets at December 31, 2011	824,712	46,368	30,061	71,634	426,080	(143,730)	1,255,125
Capital expenditures (c)	401,047	8,170	—	—	—	—	409,217

(a)
Corporate and other loss before income taxes and equity earnings includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total Corporate and other assets is comprised primarily of cash and cash equivalents.

(b)
The net elimination in operating results includes costs of sales eliminations of $57,776 and $41,614 for the years ended December 31, 2012 and 2011, respectively, which consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(c)	On an accrual basis excluding capitalized interest.

(d)	Excludes operating results from the Napanee facility, which is treated as a discontinued operation for comparative purposes.

(e)	Includes impairment of goodwill and other long-lived assets in some segments. See notes 7 and 9 in Item 8 below for details.

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
Variable production costs in this segment were unfavorably affected by rising prices of chemicals and other raw materials used in our production in 2012, primarily during the separation process. However, in the fourth quarter of 2012, we began to see an important decrease in the costs of chemicals and other raw materials. Given the lower level of production attained in 2012, as compared to 2011, labor cost increases during 2012 also had a negative effect on the results of operations for this segment. As of December 31, 2012, we had a total of 389 employees at our Molycorp Mountain Pass facility, as compared to 242 employees as of December 31, 2011. Staffing increases were directly related to the ramp up in employees needed to run larger production facilities while they were coming online. In addition, the annual wage increase required under our union contract took effect in January 2012 for approximately 61% of our employees at Mountain Pass.
Chemicals and Oxides
Comparative results for the Chemicals and Oxides segment were affected by the addition to our product mix of rare earth oxides, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Molycorp Canada acquisition on June 11, 2012, and rare earths production from our operations in Sillamäe, Estonia as a result of our acquisition of Molycorp Silmet on April 1, 2011.
Chemicals and Oxides' sales were $207.6 million on product volume of 4,631 mt for the year ended December 31, 2012. This compares to revenues of $54.1 million on volume of 1,177 mt in fiscal 2011. ASP was $44.82 per kilogram and $45.00 per kilogram for the years ended December 31, 2012 and 2011, respectively.
Main drivers of the year-over-year decrease in ASP were the change in product mix combined with the same REEs market factors that affected realized prices in our Resources segment. Given the global economic environment in 2012, customers in all market segments we serve had been monitoring closely and, in some instances, reduced their inventory levels, particularly in the optical lens and glass polishing end-use markets. Demand in the rare earths phosphor market also remained weak due to inventories build-up as well as continuing market and technology shift to LED applications. However, starting in the third quarter of 2012, we saw signs that our major customers were getting back to desired inventory levels, especially in some markets. For example, rare earths demand for automotive catalyst and fluid cracking catalyst applications as well as automotive and smaller battery applications was positive during the latter part of 2012. As a result, we planned to add capacity to the Chemicals and Oxides segment in 2013 in order to support anticipated growth in those areas where we continued to qualify new products with all our major customers. Our recently acquired operations in Jiangyin, China and Zibo, China, which represent a significant portion of this segment's activity, remain focused on high purity and sophisticated downstream rare earth products.
The segment's operating income in 2012 was negatively affected also by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $22.8 million higher had we not stepped-up the inventory value at the time of acquisition. In addition, during fiscal 2012 we recognized write-down of inventory to net realizable value for $22.0 million, and expensed $1.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. Inventory valuation adjustments in 2011 totaled $13.0 million, of which $10.2 million related to the release of inventory that was stepped-up in value in conjunction the Molycorp Silmet acquisition in April 2011, and $2.8 million to the write-down of inventory to net realizable value. Of the $2.8 million write-down, $0.7 million related to inventory that was purchased from the Resources segment in 2011 and, as a result, was eliminated in consolidation. Operating income for the Chemicals and Oxides in 2012 was also unfavorably affected by the higher amortization of intangible assets acquired in connection with the Molycorp Canada acquisition.
Additionally, 2012 operating income in the Chemicals and Oxides segment included an impairment of goodwill of $161.1 million. Circumstances that negatively affected our fair value estimate of the reporting units in the Chemicals and Oxides segment where goodwill was impaired included: longer-than-anticipated soft rare earths pricing environment; loss of some end-markets due to 2011 rare earths high prices not returning to lower levels as quickly as anticipated; and delays in ramping up our Molycorp Mountain Pass facility that deferred our ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition. The reporting units impacted by this impairment charge were acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details on the goodwill impairment.

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
Additionally, 2012 operating income in the Magnetic Materials and Alloys segment included an impairment of goodwill of approximately $112.7 million and an impairment of other intangible assets of $6.0 million. Stalled growth for some new bonded magnet applications due to a peak in neodymium prices in 2011 primarily affected our fair value estimate of the reporting unit in the Magnetic Materials and Alloys segment where goodwill was impaired. Lower margins forecast associated with certain patents expiration in 2014 lead to the impairment of other intangible assets in the same reporting unit affected by the goodwill write-down. The reporting unit impacted by both impairment charges was acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details on these impairment charges.
Rare Metals
Comparative results for the Rare Metals segment were affected by the addition to our product mix of gallium, indium and rhenium from the Molycorp Canada acquisition on June 11, 2012, and niobium and tantalum from our acquisition of Molycorp Silmet on April 1, 2011. This segment did not have sales prior to April 1, 2011.
Revenues from our Rare Metals segment were $77.6 million for the year ended December 31, 2012, as compared to $46.3 million in fiscal 2011. For the years ended December 31, 2012 and 2011, Rare Metals sold 366 mt and 260 mt of products, respectively, at an ASP of $215.45 per kilogram and $178.00 per kilogram, respectively. The change in product mix for this segment contributed primarily to the ASP increase from 2011 to 2012.
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

Selling, General and Administrative Expenses
Our consolidated selling, general and administrative expenses, including stock-based compensation, were $113.4 million and $50.8 million for the years ended December 31, 2012 and 2011, respectively. A large portion of the year-over-year increase was attributable to higher personnel and related costs stemming from our recent acquisition of Molycorp Canada, higher information technology costs associated with on-going improvements and expansion of our Enterprise Resource Planning system, and larger start-up costs related to the construction of our Molycorp Mountain Pass facility.
Corporate Development
Corporate development expenses were $19.8 million for the year ended December 31, 2012, as compared to $5.9 million in fiscal 2011. This significant increase from the prior year was primarily related to the costs we incurred in connection with the Molycorp Canada acquisition.
Depreciation, Amortization and Accretion
Consolidated depreciation and amortization expenses related to production were $30.6 million in fiscal 2012, as compared to $13.5 million for the year ended December 31, 2011. This year-over-year increase was primarily related to the addition of fixed assets acquired as part of the Molycorp Canada acquisition, and fixed assets that we constructed and put into service at our Molycorp Mountain Pass facility during 2012.
Consolidated depreciation, amortization and accretion expenses unrelated to production were $22.2 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively. Such a large annual increase was mainly due to the addition of approximately $482.2 million in amortizable intangible assets in connection with the Molycorp Canada acquisition.
Research and Development
Consolidated research and development expenses were $27.8 million for fiscal 2012, as compared to $7.7 million for the year ended December 31, 2011. The period over period increase was attributable primarily to our efforts to improve the efficiency of our rare earths processing operations, to develop new applications for individual REEs, research value added rare metals applications, and perform exploratory drilling. These expenses, which we anticipate to continue to increase in the future, albeit at a lower pace, consist primarily of salaries, outside labor, material and equipment.
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
For the period from June 12, 2012 to December 31, 2012, we purchased $2.8 million of compounds from TMT, and we sold $1.6 million of Neo Powders™ to TMT. During the same period, we purchased metals and received services from Keli amounting to $32.6 million, and we purchased $3.3 million of gallium metal from Ingal Stade (an equity method investee acquired as part of Molycorp Canada).
Liquidity and Capital Resources
We expect to use our cash balances of $314.3 million as of December 31, 2013, as well as cash generated from operations, to fund capital expenditures, debt service and other cash requirements. Capital expenditures for our Molycorp Mountain Pass facility are expected to total approximately $65 million in 2014 and $50 million in 2015. Additionally, we expect to spend approximately $20 million to $25 million on maintenance and expansion capital expenditures across all other operating segments in 2014. While our cash balances as of December 31, 2013 are expected to be sufficient to satisfy our cash needs throughout 2014, the amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to ramp up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of the commissioning of our chloralkali plant and further optimization of our multi-stage cracking unit, (iii) stable or improved market conditions, (iv) our ability to sell our production of rare earths (including our ability to sell our cerium through market acceptance of SorbX™ or otherwise) and (v) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing.

As part of our cash management procedures, we continue to evaluate opportunities to improve our liquidity, including potential proceeds from revolving credit facilities, and lease and loan financing for certain equipment, although we do not have any firm commitments for such revolving credit facilities.

Cash Used in Operating Activities
Net cash used in operating activities was $154.4 million during the year ended December 31, 2013, as compared to $89.6 million in 2012. This change was primarily driven by lower sales volumes and realized prices across all of our operating segments, combined with higher costs of sales and operating expenses incurred mainly during the final start-up phases of the modernization and expansion efforts at our Molycorp Mountain Pass facility.
Cash Used in Investing Activities
Net cash used in investing activities were $377.3 million in 2013, as compared to $1.4 billion for the year ended December 31, 2012. This large decrease was attributable primarily to our acquisition of Molycorp Canada in 2012 combined with as slow down in the capital expenditures at our Molycorp Mountain Pass facility, where all key production components were mechanically complete by the end of 2013.

Cash from Financing Activities
Net cash provided from financing activities were $617.3 million in 2013, as compared to $1.3 billion for the year ended December 31, 2012. In October 2013, we issued 51,750,000 shares of our common stock raising approximately $247.5 million after deducting underwriting discounts, commissions and issuance costs. In January 2013, we raised a total of $413.8 million, net of underwriting discounts, commissions and transaction costs, through the issuance of our 5.50% convertible notes and the issuance of 43,125,000 shares of our common stock. These cash inflows were partially offset by the repayment of certain bank loans of $26.8 million, the payment of preferred stock dividends of $11.4 million and $4.5 million of other distributions we paid to one of our noncontrolling interests during 2013.
Financing activities in 2012 included the issuance of $650.0 million aggregate principal amount of our senior notes, Molymet's $390.2 million investment in our common stock, the issuance of $414.0 million aggregate principal amount of our 6.00% convertible notes, the issuance of 13,800,000 shares of common stock, and bank advances of $14.7 million. These financing activities were partially offset by the repayment of $227.5 million aggregate principal amount of the debentures acquired as part of the Molycorp Canada acquisition, including interest, $11.4 million of preferred stock dividends that we paid in 2012, $6.0 million of distributions paid to noncontrolling interests and $1.2 million of other short-term debt repayments.
Liquidity of Subsidiaries
Our total $314.3 million of cash and cash equivalents at December 31, 2013 is comprised of: 1) $1.3 million held by Molycorp Minerals, LLC; 2) $7.0 million held by Molycorp Silmet; 3) $5.2 million held by MMA; 4) $131.7 million held by Molycorp Canada; and 5) $169.1 million held by Molycorp Inc.
At December 31, 2013, our foreign operating subsidiaries held cash and cash equivalents in foreign countries as follows:

(In thousands)
China (including Hong Kong)	$57,255
Barbados	25,320
Canada	23,428
Japan	1,861
Germany	1,298
United Kingdom	2,416
Thailand	1,234
Korea	718
Singapore	950
Estonia	7,050
Luxembourg	43
Other	22
Total cash and cash equivalents in foreign countries	121,595

United States	192,722
Total cash and cash equivalents	$314,317
Approximately 31% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
In addition to cash and cash equivalents, the primary sources of liquidity of our domestic and foreign subsidiaries are cash provided by operations and, in the case of our activities in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At December 31, 2013, Magnequench International Inc. had a net receivable balance of $42.5 million from Molycorp Minerals, LLC and $13.0 million from Molycorp, Inc.; Molycorp Minerals, LLC had a net receivable balance from Molycorp Silmet of $18.5 million (all amounts including accrued interest). Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, investments, capital expenditures and third-party debt service requirements.

Contractual Obligations
At December 31, 2013, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$6,283	$2,583	$2,263	$442	$995
Purchase obligations and other commitments (2)	238,945	216,249	12,813	6,239	3,644
Employee obligations (3)	2,100	2,100	—	—	—
Asset retirement obligations (4)	33,716	513	3,792	4,064	25,347
Debt and capital lease obligations, including fixed interest payments	2,094,279	122,027	967,498	313,688	691,066
Total	$2,375,323	$343,472	$986,366	$324,433	$721,052

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.

Off-Balance Sheet Arrangements
As of December 31, 2013, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Critical Accounting Estimates
Business Combinations
We account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the we hold in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. In measuring fair value, we use estimates about future cash flows and discount rates. The assumptions and estimates with respect to determining the fair value of property, plant and equipment acquired generally require a high degree of judgment, and include estimates of plant utilization, product prices and discount rates. Changes in any of the assumptions or estimates used in determining the fair value of acquired assets and liabilities could significantly impact the amounts assigned to assets, liabilities and goodwill in the purchase price allocation.
Recoverability of Goodwill
On an annual basis and at interim periods when circumstances require, we test the recoverability of goodwill utilizing a two-step impairment analysis. Under this analysis, we initially compare the fair value of each identified reporting unit with the reporting unit's carrying value. Our reporting units are determined either at the operating segment level or a component one level below the operating segment that constitutes a business for which we generally review production and financial results. To the extent that a reporting unit's fair value is less than its carrying value, we perform an additional step to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is calculated by first allocating the reporting unit's fair value to its assets and liabilities, excluding goodwill, and then computing the excess of the reporting unit's fair value to the carrying value of goodwill. To the extent that the carrying value of goodwill exceeds its implied fair value, we would recognize an impairment loss. The valuation methodology utilized to determine the fair value of our reporting units is based on a discounted cash flow model, or income approach, in which expected future net cash flows, excluding any financing costs or dividends, are discounted to present value using an appropriate after-tax weighted average cost of capital, or discount factor. The income approach is dependent upon a number of significant estimates about future performance including sales volumes, expected sales prices, production costs, income taxes, capital expenditures, working capital changes, foreign exchange rates and the after-tax weighted average cost of capital. All of the assumptions we use in our evaluation of recoverability of goodwill relate to future events and circumstances. The actual results may vary and may cause significant adjustments to our assets in future periods. In most cases, determining the applicable discount rate involves estimating the appropriate adjustment to market risk and the appropriate adjustment to asset-specific risk factors.
At December 31, 2013, we concluded that the fair value of the Chemicals and Oxides segment and the Molycorp Silmet facility exceeded their respective carrying values; the fair value of the Magnetic Materials and Alloys segment approximated its carrying value; the Rare Metals segment, excluding the Buss & Buss facility, had a fair value in excess of its carrying value, but the Buss & Buss facility's fair value was less than its carrying value. As a result, we performed an additional step to determine the implied fair value of the Buss & Buss facility's goodwill and recognized an impairment charge of approximately $11.0 million in the Rare Metals segment to account for the excess of such implied goodwill over its carrying value. The main factors leading to this impairment charge included reduced cash flows projections for the Buss & Buss business combined with an increase in the reporting unit's working capital, which stemmed, primarily, from the revaluation of its inventory.
In the fourth quarter of 2012, we had recognized a goodwill impairment charge of approximately $289.9 million. Circumstances that negatively affected our fair value estimate of the reporting units where goodwill was impaired at that time included: the depressed pricing environment for certain rare earths and rare metals, delays in the development of products by the Company's customers that utilize rare earths and rare metals, and delays in ramping up the Molycorp Mountain Pass facility, which impaired the Company's ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition.
The goodwill impaired in 2013 and 2012 was substantially derived from the Molycorp Canada acquisition. The future occurrence of potential indicators of impairment affecting any of our reporting units could result in further goodwill impairment charges, which could adversely impact our net results of operations.
Recoverability of Long-Lived Depreciable/Amortizable Assets
Long-lived assets such as property, plant, and equipment, mineral properties and intangible assets that are depreciated or amortized, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is considered to exist if the total undiscounted future cash flows expected from the use of the asset or group of assets are less than its carrying amount. An impairment loss, if any, is recorded for the excess of the asset's or group of assets' carrying value over its fair value, as determined by a valuation technique appropriate to the given circumstances. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on our financial position and results of operations.
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
The recoverability of the carrying value of our mineral properties is dependent upon the successful development and commercial production of our mineral deposit and the related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. The determination of our proven and probable reserves is based on extensive drilling, sampling, mine modeling, and the economic feasibility of accessing the reserves. Assessing the economic feasibility requires certain estimates, including the prices of rare earth materials to be produced and processing recovery rates, as well as operating and capital costs. The estimates are based on information available at the time the reserves are calculated.
In the fourth quarter of 2013, we recognized impairment charges related to property, plant, and equipment totaling $16.3 million, net of depreciation. The majority of these assets related to certain equipment that was no longer in use and certain expansion projects that have been placed on hold indefinitely at our Resources segment. In the same period, we recognized a charge of $16.2 million to write-off the carrying value of certain exploration rights we had acquired in the fourth quarter of 2012, and recognized a charge of $67.2 million to impair our rare earths quotes. See Note 7, Note 8 and Note 9 in Part II, Item 8 of this Annual Report on Form 10-K for further details on these impairment charges.
In the fourth quarter of 2012 we recognized an impairment charge of $6.0 million related to some patents that were recorded under the Magnetic Materials and Alloys segment, and a total $5.9 million impairment of long-lived tangible assets, $3.8 million of which related to the Resources segment and $2.0 million to the Rare Metals segment. Circumstances leading to the impairment of the patents in 2012, which were acquired as part of the Molycorp Canada acquisition, included lower margins forecast due to their expiration in 2014. The impairment of long-lived tangible assets was associated with our decision to replace rather than refurbish those assets.
Although we believe the undiscounted future cash flows expected from the use of all other depreciable and amortizable long-lived assets we tested for recoverability were in excess of the carrying amounts of those assets at December 31, 2013, future events could cause us to conclude otherwise.
Inventory
Inventory consists of raw materials, work in process, finished goods, stockpiles of bastnasite concentrate and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value, and includes all expenses directly attributable to the manufacturing process as well as portions of production overheads, which are based on normal operating capacity. Inventory expected to be used and sold beyond a twelve-month period is classified as a non-current asset in the consolidated balance sheets. Inventory expected to be sold in the next twelve-month period is classified as a current asset in the consolidated balance sheet.
Write-downs of inventory to estimated net realizable value are charged to costs of sales. Many factors influence the market prices for our rare earth products and, in the absence of established prices contained in customer contracts, we use Metal-Pages and Asian Metal as an independent pricing sources to evaluate market prices for rare earths at the end of each quarter. Metal-Pages and Asian Metal are widely recognized pricing sources within our industry, which collects and summarizes data from rare earth producers in China and Europe. We make appropriate modifications to the Metal-Pages and Asian Metal prices, when applicable, to account for differences between the rare earths grade of our inventory and the grade assumed in the corresponding publisher's price.
We evaluate the carrying value of finished goods and materials and supplies inventory each quarter giving consideration to slow-moving items, obsolescence, excessive levels and other factors and recognize related write-downs as necessary. Finished goods inventory that may not meet customer specifications or current market demand, and quantities that exceed a two year supply, generally require write-downs to estimated net realizable value.
We evaluate our rare earth stockpiled concentrates each quarter and recognize write-downs as necessary to adjust the carrying value to estimated net realizable value. Our analysis utilizes current market prices from Metal-Pages and Asian Metal and estimated costs to complete the processing of our concentrates into separated rare earth oxides. Costs associated with the processing of concentrates through our facilities are based on internal and external engineering estimates and primarily include labor and benefits, utilities, chemicals, operating supplies, maintenance, depreciation and amortization and plant overhead expenses.
Although adequate write-downs of inventory have been made in our consolidated financial statements, our core business is subject to changes in foreign policies and internationally accepted metal prices, which may cause selling prices to change rapidly and lead to further write-downs of inventory.
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
Mineral Properties and Development Costs
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. We deplete mineral properties using the units of production method over estimated proven and probable reserves. Proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined, and are estimated based on information available at the time the reserves are calculated. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of recovery of rare earths will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Reserve estimates may require revisions based on actual production experience. Market price fluctuations of rare earths, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. We began depleting mineral properties in 2012 using the units of production method over estimated proven and probable reserves.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standard Board, or FASB, issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). Based on this update, an entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. This guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The adoption of this updated guidance is not expected to have any material impact on our financial statements and related disclosures.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). The amendments specify that a cumulative translation adjustment, or CTA, should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The amendments are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The adoption of this updated guidance is not expected to have any material impact on our financial statements and related disclosures.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income, or AOCI. Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period (e.g., pension amounts that are capitalized in inventory), companies must cross-reference in a note to other required disclosures. This update was effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this updated guidance did not have any impact on our financial statements and related disclosures.

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
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•	the potential need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital;

•	our ability to optimize our Molycorp Mountain Pass facility to produce rare earths and other planned downstream products at planned production rates;

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

•	uncertainties regarding global supply and demand for rare earths materials;

•	uncertainties regarding the results of our exploratory drilling programs;

•	our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships;

•	uncertainties related to Molycorp Canada's competitive position in the manufacture of NdFeB powders resulting from the expiration of certain key patents;

•	our sintered NdFeB rare earths magnet joint venture’s ability to successfully manufacture magnets within its expected timeframe;

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

•	uncertainties associated with unanticipated geological conditions related to mining; and

•	the outcome of the stockholder class action litigation and derivative litigation, including any actions taken by government agencies in connection therewith.

See "Item 1A. Risk Factors" in this Annual Report on Form 10-K for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements because such statements speak only as to the date when made. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as otherwise required by applicable law.
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

Interest Rate Risk

Our exposure to the interest rate risk as a result of our total variable interest debt, which totaled $16.8 million at December 31, 2013, would result in an approximately $0.2 million annual increase/decrease in interest rate expense for every 100 basis point increase/decrease in the underlying interest rate. We are not significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Molycorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Molycorp, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) not maintaining a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with their financial reporting requirements and (ii) not designing and maintaining effective controls over restricted access, automated controls and change management activities within a recently implemented ERP system, and certain personnel having the ability to prepare and post journal entries without independent review by someone other than the preparer existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's annual report on internal control over financial reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 3, 2014

MOLYCORP, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	At December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$314,317	$227,790
Trade accounts receivable, net (Note 2)	61,757	52,430
Inventory (Note 5)	171,783	287,376
Deferred charges (Note 15)	1,046	9,412
Deferred tax assets (Note 15)	1,456	9,789
Income tax receivable	787	25,087
Prepaid expenses and other current assets	25,921	21,794
Total current assets	577,067	633,678
Non-current assets:
Deposits (Note 6)	25,997	26,769
Property, plant and equipment, net (Note 7)	1,762,874	1,544,304
Inventory (Note 5)	25,329	26,096
Intangible assets, net (Note 9)	330,867	450,938
Deferred tax assets (Note 15)	109	—
Investments	48,875	64,036
Goodwill (Note 9)	228,750	239,742
Other non-current assets	6,934	6,972
Total non-current assets	2,429,735	2,358,857
Total assets	$3,006,802	$2,992,535

	At December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$84,449	$241,994
Accrued expenses (Note 12)	48,501	59,013
Income tax payable	1,946	15,267
Deferred tax liabilities (Note 15)	1,500	—
Debt and capital lease obligations (Note 14)	16,362	39,604
Other current liabilities	617	3,539
Total current liabilities	153,375	359,417
Non-current liabilities:
Asset retirement obligation (Note 13)	16,966	18,586
Deferred tax liabilities (Note 15)	85,481	160,675
Debt and capital lease obligations (Note 14)	1,363,916	1,188,832
Derivative liability (Note 24)	6,089	7,816
Pension liabilities (Note 25)	2,044	3,292
Other non-current liabilities	1,869	2,659
Total non-current liabilities	1,476,365	1,381,860
Total liabilities	$1,629,740	$1,741,277
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at December 31, 2013 (Note 16)	241	139
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013 (Note 16)	2	2
Additional paid-in capital	2,194,405	1,691,429
Accumulated other comprehensive loss	(6,451)	(9,433)
Accumulated deficit	(840,474)	(466,091)
Total Molycorp stockholders’ equity	1,347,723	1,216,046
Noncontrolling interests	29,339	35,212
Total stockholders’ equity	1,377,062	1,251,258
Total liabilities and stockholders’ equity	$3,006,802	$2,992,535

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues	$554,390	$527,696	$396,831
Costs of sales:
Costs excluding depreciation and amortization	(553,831)	(478,253)	(164,351)
Depreciation and amortization	(67,727)	(30,621)	(13,539)
Gross (loss) profit	(67,168)	18,822	218,941
Operating expenses:
Selling, general and administrative	(107,169)	(113,437)	(50,757)
Corporate development	(247)	(19,796)	(5,912)
Depreciation, amortization and accretion	(38,037)	(22,187)	(1,688)
Research and development	(23,172)	(27,796)	(7,718)
Impairment of goodwill and other long-lived assets	(120,898)	(301,755)	—
Operating (loss) income	(356,691)	(466,149)	152,866
Other (expense) income:
Other income (expense)	(7,525)	(38,798)	(153)
Foreign exchange gain (loss), net	(376)	2,872	(5,415)
Interest expense, net of capitalized interest	(67,684)	(22,116)	(388)
	(75,585)	(58,042)	(5,956)
(Loss) income from continuing operations before income taxes and equity earnings	(432,276)	(524,191)	146,910
Income tax benefit (expense)	70,943	54,075	(28,576)
Equity in results of affiliates	(9,169)	(3,490)	—
(Loss) income from continuing operations	(370,502)	(473,606)	118,334
Loss from discontinued operations, net of tax	(6,427)	(1,737)	—
Net (loss) income	(376,929)	(475,343)	118,334
Net loss (income) attributable to noncontrolling interests	2,546	(5,826)	(808)
Net (loss) income attributable to Molycorp stockholders	$(374,383)	$(481,169)	$117,526

Net (loss) income	$(376,929)	$(475,343)	$118,334
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,623	248	(8,481)
Actuarial gain (loss)	1,359	(1,200)	—
Comprehensive (loss) income	$(373,947)	$(476,295)	$109,853
Comprehensive (loss) income attributable to:
Molycorp stockholders	(376,493)	(470,469)	109,468
Noncontrolling interests	2,546	(5,826)	385
	$(373,947)	$(476,295)	$109,853
(Loss) income per share of common stock (Note 17):
Basic:
Continuing operations	$(2.17)	$(4.58)	$1.29
Discontinued operations	(0.04)	(0.02)	—
	$(2.21)	$(4.60)	$1.29
Diluted:
Continuing operations	$(2.17)	$(4.58)	$1.27
Discontinued operations	(0.04)	(0.02)	—
	$(2.21)	$(4.60)	$1.27
See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2010	82,291,200	$82	—	$—	$539,866	$—	$(93,435)	$446,513	$—	$446,513
Sale of Series A mandatory convertible preferred stock at $100.00 per share, net of underwriting fees and other offering costs	—	—	2,070,000	2	199,640	—	—	199,642	—	199,642
Stock-based compensation (Note 18)	11,424	—	—	—	4,671	—	—	4,671	—	4,671
Issuance of shares for interest in Molycorp Silmet	1,593,419	2	—	—	72,653	—	—	72,655	8,820	81,475
Component of 3.25% convertible notes (Note 14)	—	—	—	—	36,227	—	—	36,227	—	36,227
Deferred taxes on component of convertible debt	—	—	—	—	(14,138)	—	—	(14,138)	—	(14,138)
Net income	—	—	—	—	—	—	117,526	117,526	808	118,334
Preferred dividends	—	—	—	—	—	—	(9,013)	(9,013)	—	(9,013)
Other comprehensive loss	—	—	—	—	—	(8,058)	—	(8,058)	(423)	(8,481)
Acquisition of noncontrolling interests in Silmet	—	—	—	—	(372)	(423)	—	(795)	(9,205)	(10,000)
Balance at December 31, 2011	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230
Stock-based compensation (Note 18)	3,740	—	—	—	3,434	—	—	3,434	—	3,434
Issuance of shares to Molymet, net of stock issuance costs (Note 16)	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Issuance of shares for interest in Molycorp Canada (Note 16)	13,885,622	14	—	—	284,130	—	—	284,144	50,743	334,887
Issuance of shares for acquisition of exploration rights (Note 8)	788,410	1	—	—	7,999	—	—	8,000	—	8,000
Component of 6.00% convertible notes (Note 14)	—	—	—	—	68,695	—	—	68,695	—	68,695
Deferred taxes on component of convertible debt	—	—	—	—	(27,106)	—	—	(27,106)	—	(27,106)
Issuance of shares for conversion of Debentures (Note 14)	99,723	—	—	—	4,527	—	—	4,527	—	4,527
Issuance of Primary Shares (Note 16)	13,800,000	14	—	—	132,116	—	—	132,130	—	132,130
Issuance of Borrowed Shares (Note 16)	13,800,000	14	—	—	11	—	—	25	—	25
Net (loss) income	—	—	—	—	—	—	(481,169)	(481,169)	5,826	(475,343)
Preferred dividends	—	—	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5,977)	(5,977)
Acquisition of noncontrolling interests in JAMR	—	—	—	—	380	—	—	380	(15,380)	(15,000)
Other comprehensive loss	—	—	—	—	—	(952)	—	(952)	—	(952)
Balance at December 31, 2012	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2012	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258
Stock-based compensation (Note 18)	43,803	$—	—	$—	$5,392	$—	$—	$5,392	$—	$5,392
Component of 5.50% convertible notes (Note 14)	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares (Note 16)	18,616	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures (Note 14)	2,471	—	—	—	18	—	—	18	—	18
Issuance of 2013 Primary Shares (Note 16)	43,125,000	43	—	—	248,129	—	—	248,172	—	248,172
Issuance of 2013 Borrowed Shares (Note 16)	6,666,666	7	—	—	—	—	—	7	—	7
Issuance of shares (Note 16)	51,750,000	52	—	—	247,515	—	—	247,567	—	247,567
Net (loss) income	—	—	—	—	—	—	(374,383)	(374,383)	(2,546)	(376,929)
Preferred dividends	—	—	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Other	—	—	—	—	—	—	—	—	1,219	1,219
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4,546)	(4,546)
Other comprehensive income	—	—	—	—	—	2,982	—	2,982	—	2,982
Balance at December 31, 2013	240,380,094	$241	2,070,000	$2	$2,194,405	$(6,451)	$(840,474)	$1,347,723	$29,339	$1,377,062

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(376,929)	$(475,343)	$118,334
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization and accretion	105,764	52,808	15,227
Deferred income tax (benefit) expense	(68,290)	(23,563)	2,924
Inventory write-downs	100,346	83,039	3,776
Release of inventory step-up value	3,068	24,729	10,200
Impairment of goodwill and other long-lived assets	120,898	301,755	—
Impairment of cost-method investment	9,411	—	—
Stock-based compensation	5,392	3,434	4,671
Allowance for doubtful accounts	—	2,556	—
Foreign exchange (gain) loss	(454)	1,988	5,415
Equity in results of affiliates	9,169	3,490	—
Other operating activities	1,993	(4,648)	2,607
Net change in operating assets and liabilities (Note 22)	(64,719)	(59,880)	(120,189)
Net cash (used in) provided by operating activities	(154,351)	(89,635)	42,965
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(591,011)	(30,023)
Investment in joint ventures	(3,423)	(33,044)	—
Deposits	—	(3,999)	2,897
Cash paid to acquire non-marketable securities	—	—	(20,000)
Capital expenditures	(379,312)	(791,469)	(302,180)
Acquisition of exploration rights	—	(8,167)	—
Other investing activities	5,477	4,761	(84)
Net cash used in investing activities	(377,258)	(1,422,929)	(349,390)
Cash flows from financing activities:
Issuance of shares to Molymet	—	390,093	—
Repayments of short-term borrowings—related party	—	—	(3,150)
Repayments of debt	(26,823)	(228,708)	(4,428)
Net proceeds from sale of preferred stock	—	—	199,642
Net proceeds from sale of common stock	495,717	132,130	—
Issuance of 5.50% Convertible Notes	165,600	—	—
Issuance of 10% Senior Secured Notes	—	635,373	—
Issuance of 6.00% Convertible Notes	—	395,712	—
Issuance of 3.25% Convertible Notes	—	—	223,100
Payments of preferred dividends	(11,385)	(11,385)	(9,015)
Distribution paid to noncontrolling interests	(4,546)	(5,977)	—
Proceeds from debt	—	14,699	5,131
Other financing activities	(1,297)	(1,554)	—
Net cash provided by financing activities	617,266	1,320,383	411,280
Effect of exchange rate changes on cash	870	1,116	(2,430)
Net change in cash and cash equivalents	86,527	(191,065)	102,425
Cash and cash equivalents at beginning of the period	227,790	418,855	316,430
Cash and cash equivalents at end of period	$314,317	$227,790	$418,855

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Notes to Consolidated Financial Statements
December 31, 2013

(1)	Company Background

Molycorp, Inc. (“Molycorp” or the “Company”) is a leading global rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium.

The Company employs approximately 2,580 individuals at 26 locations in 11 countries. Molycorp's vertical integration allows it to operate multiple product supply chains, serve as a highly reliable supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide.

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

Significant estimates made by management in the accompanying financial statements include: the collectability of accounts receivable; the realizability of inventory; the useful lives and recoverability of long-lived assets such as property, plant and equipment, capital leases, intangible assets, including goodwill, and investments; the determination of uncertain tax positions; the fair values of assets acquired and liabilities assumed in business combinations; and the adequacy of the asset retirement obligation.
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

Prior period amounts of "Other comprehensive income (loss)" in the consolidated statements of operations and comprehensive income, and certain prior period adjustments to reconcile net (loss) income to net cash from operating activities in the consolidated statements of cash flows have been reclassified to conform to the current period presentation. Such reclassifications did not affect results of operations.

The Company exited development stage status in the second quarter of 2012. At that time, its planned principal operations at the Molycorp Mountain Pass Rare Earth Facility (the "Molycorp Mountain Pass facility") had effectively commenced with the transition to production from recently-mined rare earth ore. The Company's revenues began to significantly increase as a result of the acquisition of Molycorp Canada (see Note 11).
Revenues and Costs of Sales
Revenues are recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have been transferred to the customer, which is generally when title passes, the selling price is fixed or determinable, and collection is reasonably assured. Title generally passes to the customer upon shipment of product from the Company’s facilities. Prices are generally set at the time of, or prior to, shipment. Transportation and distribution costs are incurred only on sales for which the Company is responsible for delivering the product.
Costs of sales include costs of production and write downs of inventory to net realizable value. Primary production costs include labor, raw materials, depreciation, supplies, maintenance costs and plant overhead.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair values.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. At December 31, 2013 and 2012, the allowance for doubtful accounts was $2.6 million.
Inventory
Inventory consists of stockpiles of crushed ore, bastnasite concentrate, raw materials, work in process, finished goods and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable value, and includes all expenses directly attributable to the manufacturing process as well as production overheads based on normal operating capacity. The Company evaluates the carrying value of inventory each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary. Write-downs of inventory to estimated net realizable value are charged to costs of sales. Inventory expected to be used and sold beyond a twelve-month period is classified as a non-current asset in the consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment obtained in business acquisitions are recorded at their estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment, and improvements that extend the useful life or functionality of the asset are recorded at their cost of acquisition or construction. Depreciation on plant and equipment is provided using the straight-line method over their estimated useful lives (buildings and improvements - generally 4 to 40 years; plant and equipment - 2 to 15 years). Maintenance costs are expensed as incurred.
Construction in progress includes costs directly attributable to the construction or development of long-term tangible assets. These costs may include: labor and employee benefits associated with the construction of the asset; site preparation; permitting; engineering; installation and assembly; procurement; insurance; legal; commissioning; and interest on borrowings to finance the construction of the asset. Depreciation is not recorded on the related assets until they are placed in service or ready for their intended use.
Gains or losses arising on the disposal of property, plant and equipment are determined as the difference between the proceeds from disposal and the carrying amount of the asset, and are included in other income (expense) in the consolidated statements of operations and comprehensive income.
Mineral Properties and Development Costs
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. The Company depletes mineral properties using the units of production method over estimated proven and probable reserves. Proven and probable reserves are based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined, and are estimated based on information available at the time the reserves are calculated. Proven and probable reserves are based on estimates, and no assurance can be given that the indicated levels of rare earths will be realized or that production costs and estimated future development costs will not exceed the net realizable value of the products. Reserve estimates may require revisions based on actual production experience. Market price fluctuations of rare earths, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves. Depletion expense is an inventoriable cost.
Intangible Assets
Intangible assets consist primarily of customer relationships, Chinese rare earths quotas, patents, Chinese land use rights and both indefinite-lived and finite-lived trade names. The Chinese rare earths quotes were written off in December 2013. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives. Useful lives of the Company's finite-lived intangible assets currently range from 2 to 16 years for customer relationships, patents and trade name, and 50 years for Chinese land use rights.
Recoverability of Long-Lived Depreciable/Amortizable Assets
Long-lived assets such as property, plant, and equipment, mineral properties and intangible assets that are depreciated or amortized, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment is considered to exist if the total undiscounted future cash flows expected from the use of the asset or asset group are less than its carrying amount. An impairment loss, if any, is recorded for the excess of the asset's or asset group's carrying value over its fair value, as determined by a valuation technique appropriate to the given circumstances.
Recoverability of Goodwill
The Company assigns goodwill arising from acquired companies to the reporting units that are expected to benefit from the acquisition. On an annual basis or in interim periods when circumstances require, the Company tests the recoverability of its goodwill utilizing a two-step impairment analysis. Under this analysis, the Company initially compares the fair value of each identified reporting unit with the reporting unit's carrying value. The Company's reporting units are determined either at the operating segment level or a component one level below the operating segment that constitutes a business for which the operating segment's management generally reviews production and financial results. To the extent that a reporting unit's fair value is less than its carrying value, the Company performs an additional step to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is calculated by first allocating the reporting unit's fair value to its assets and liabilities, excluding goodwill, and then comparing the excess of the reporting unit's fair value to the carrying value of goodwill. To the extent that the carrying value of goodwill exceeds its implied fair value, the Company would recognize an impairment loss. The valuation methodology utilized to determine the fair value of the Company's reporting units is based on a discounted cash flow model, or income approach, in which expected future net cash flows, excluding any financing costs or dividends, are discounted using an appropriate discount rate. The income approach is dependent upon a number of significant management estimates about future performance including expected sales volumes, sales prices, production costs, income taxes, capital expenditures, working capital changes, foreign exchange rates and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of the Company's reporting units. Discount factors are determined individually for each reporting unit to reflect its respective risk profile as assessed by the Company's management.
Investments
Investments in non-marketable equity securities of entities in which the Company has the ability to exercise significant influence over the entity's operating and financial policies are accounted for by the equity method. The Company recognizes its proportionate share of the entity’s income or loss each period with such amounts included in "Equity in results of affiliate" in the consolidated statements of operations and comprehensive income. Equity method investments are reviewed periodically for other-than-temporary decline in value. Investments in non-marketable equity securities of entities for which the Company does not have the ability to exercise significant influence over the entity’s operations and financial policies are accounted for by the cost method. Cost method investments are carried at cost and are subject to other-than-temporary impairment assessments.
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition. The Company expenses all costs as incurred related to an acquisition under “Corporate development” in the consolidated statement of operations and comprehensive income.
Asset Retirement Obligation
The Company accounts for reclamation costs, along with other costs related to the closure of the Molycorp Mountain Pass facility, in accordance with ASC 410-20, Asset Retirement Obligations, which requires the Company to recognize asset retirement obligations at estimated fair value in the period in which the obligation is incurred. Events that trigger the recognition of asset retirement obligations include land disturbance and construction of properties for which there is a legal obligation to restore the property to its original state. The liability is initially measured at fair value using a discounted cash flow model, and is subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. A corresponding asset retirement cost is capitalized as part of the carrying amount of the related long-lived assets and is depreciated over the assets’ remaining useful lives.
Income Taxes
The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on both our historical and anticipated earnings levels. The Company reviews its deferred tax assets each reporting period to determine if adjustments to the valuation allowance are necessary.
The Company records its deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income for the period in which the deferred tax assets or liabilities are expected to be realized. The statutory income tax rates that are applied to the current and deferred income tax calculations differ by the jurisdictions in which the Company conducts business. Changes in such income tax rates and apportionment laws may result in changes in the Company’s deferred income tax assets, liabilities and related expense in the period of enactment.
Foreign Currency
The functional currency of the majority of the Company's operations is the U.S. dollar. Assets and liabilities recorded in functional currencies other than U.S. dollars are translated at the spot rate in effect at the applicable reporting date; revenues and expenses in foreign currencies are translated at actual exchange rates for significant transactions or at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of "Accumulated other comprehensive income (loss)" in the consolidated balance sheets. The effect of exchange rates on cash balances held in foreign currencies are separately reported in the Company’s consolidated statements of cash flows.
Transactions denominated in currencies other than the applicable functional currency are recorded based on exchange rates at the time such transactions occur. Changes in exchange rates associated with amounts recorded in the Company’s consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in "Foreign exchange gains (losses), net" in the consolidated statements of operations and comprehensive income.
Comprehensive Income (Loss)
The Company presents comprehensive income (loss) in two separate, but consecutive statements. In addition to Net income (loss), Comprehensive income (loss) includes foreign currency translation adjustments and actuarial gains and losses.
Earnings (Loss) per Share
Basic earnings per share is computed by dividing the Company’s net income (loss) attributable to its stockholders, reduced by cumulative undeclared and paid dividends on preferred stock, by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used. Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock, are deemed options for purposes of computing diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. Also under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share.
Research and Development
Research and development costs, which consist primarily of salaries, outside labor, material and equipment, are expensed as incurred.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board ("FASB") issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). Based on this update, an entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. This guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The amendments should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The adoption of this updated guidance is not expected to have any material impact on the Company's financial statements and related disclosures.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). The amendments specify that a cumulative translation adjustment ("CTA") should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The amendments are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The adoption of this updated guidance is not expected to have any material impact on the Company's financial statements and related disclosures.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. For items not reclassified to net income in their entirety in the period (e.g., pension amounts that are capitalized in inventory), companies must cross-reference in a note to other required disclosures. This update was effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this updated guidance did not have any impact on the Company's financial statements and related disclosures.

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

(3)	Liquidity and Capital Requirements
The Company expects to use its cash balances of $314.3 million as of December 31, 2013, as well as cash generated from operations, to fund capital expenditures, debt service and other cash requirements. Capital expenditures for the Molycorp Mountain Pass facility are expected to total approximately $65 million in 2014 and $50 million in 2015. Additionally, the Company expects to spend approximately $20 million to $25 million on maintenance and expansion capital expenditures across all other operating segments in 2014. While the Company's cash balances as of December 31, 2013 are expected to be sufficient to satisfy its cash needs throughout 2014, the amount of the Company's cash requirements continues to be dependent on (i) the accuracy of its cost estimates for capital expenditures, (ii) its ability to ramp up run rates at its Molycorp Mountain Pass facility pursuant to its expectations without further delays, and to achieve lower cash costs of production as a result of the commissioning of its chloralkali plant and further optimization of our multi-stage cracking unit, (iii) stable or improved market conditions, (iv) its ability to sell its production of rare earths (including its ability to sell its cerium through market acceptance of SorbX™ or otherwise) and (v) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, the Company's estimates could prove incorrect and it may need additional financing.
As part of the its cash management procedures, management continues to evaluate opportunities to improve the Company's liquidity, including potential proceeds from revolving credit facilities, and lease and loan financing for certain equipment, although the Company's does not have any firm commitments for such revolving credit facilities.

(4)	Segment Information
The Company's operations are organized into the following four reportable segments: Resources; Chemicals and Oxides; Magnetic Materials and Alloys; and Rare Metals.

The Resources segment includes the Company's Molycorp Mountain Pass facility where it conducts rare earth minerals extraction to produce: purified unseparated rare earth concentrates; separated rare earth oxides, including lanthanum, cerium and neodymium/praseodymium; heavy rare earth concentrates, which include samarium, europium, gadolinium (“SEG”), terbium, dysprosium, and others; and SorbX™, a line of proprietary rare earth-based water treatment products.

The Chemicals and Oxides segment includes: the production of rare earths at the Company's operations in Sillamäe, Estonia ("Molycorp Silmet"); heavy rare earth oxides from the Company's facilities in Jiangyin, Jiangsu Province, China; and separated rare earth oxides, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from the Company's facilities in Zibo, Shandong Province, China. Rare earths products and zirconium-based engineered products are primarily supplied to the automotive catalyst, electronics, ceramic, clean technology and glass industries.

The Magnetic Materials and Alloys segment includes: the production of neodymium-iron-boron ("NdFeB") magnet powders ("Neo Powders™") through wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand, under the Molycorp Magnequench brand. Neo Powders™ are used to make bonded magnets for a variety of electronic and mechanical products such as micro motors, precision motors, sensors and other applications requiring high levels of magnetic strength, flexibility, small size and reduced weight. This segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at Molycorp Metals and Alloys ("MMA") in Tolleson, Arizona.

The Rare Metals segment includes the production of gallium, indium, tantalum and rhenium from operations in Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario; Sagard, Germany; and Hyeongok Industrial Zone in South Korea. This segment also includes tantalum and niobium from the Company's operations in Sillamäe, Estonia. Rare metals are primarily used in the wireless, light-emitting diode, flat panel display, turbine, solar and catalyst industries. In July 2013, the Company committed to a plan to discontinue operations at its Napanee, Ontario - Canada facility by the end of fiscal 2013 due to a declining demand for rhenium, combined with unfavorable operating costs in this particular recycling sector. Therefore, the operating results of the Napanee facility were included in discontinued operations for the year ended December 31, 2013, and the prior period presentation of financial data for the Rare Metals segment has been revised for comparative purposes. See Note 27 for further details.

The accounting polices used in the preparation of the segment financial information below are the same as those used in the preparation of the consolidated financial statements. Intersegment sales and transfers are based on prices applicable to similar arms-length transactions with third parties at the time of the sale.

Year ended December 31, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands of dollars)
External	33,621	181,815	252,713	86,241		—	554,390
Intersegment	26,040	37,256	—	—		(63,296)	—
Total revenues	59,661	219,071	252,713	86,241		(63,296)	554,390
Depreciation, amortization and accretion	(46,318)	(22,754)	(27,812)	(8,652)	(228)	—	(105,764)
Operating loss (e)	(223,702)	(87,889)	23,087	(21,108)	(46,126)	(953)	(356,691)
Loss before income taxes and equity earnings	(231,944)	(87,848)	62,107	(18,326)	(155,312)	(953)	(432,276)
Total assets at December 31, 2013	1,791,421	485,642	590,516	82,538	1,547,267	(1,490,582)	3,006,802
Capital expenditures (c)	231,027	6,961	3,700	7,549	250	—	249,487

Year ended December 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals (d)	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands of dollars)
External	88,870	181,849	179,335	77,642		—	527,696
Intersegment	7,256	25,717				(32,973)	—
Total revenues	96,126	207,566	179,335	77,642		(32,973)	527,696
Depreciation, amortization and accretion	(13,991)	(13,110)	(19,737)	(5,837)	(133)	—	(52,808)
Operating loss (e)	(70,220)	(191,059)	(125,543)	(18,671)	(85,459)	24,803	(466,149)
Loss before income taxes and equity earnings	(70,469)	(190,094)	(126,981)	(18,181)	(143,269)	24,803	(524,191)
Total assets at December 31, 2012	1,802,842	639,847	593,197	117,961	575,964	(737,276)	2,992,535
Capital expenditures (c)	814,054	10,910	5,614	10,750	1,733	—	843,061

Year ended December 31, 2011	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
Revenues:	(In thousands of dollars)
External	253,563	40,216	56,772	46,280		—	396,831
Intersegment	55,155	13,902	—	—		(69,057)	—
Total revenues	308,718	54,118	56,772	46,280		(69,057)	396,831
Depreciation, amortization and accretion	(10,553)	(1,958)	(236)	(2,449)	(31)	—	(15,227)
Operating income (loss)	218,549	8,700	2,331	2,131	(51,402)	(27,443)	152,866
Income (loss) before income taxes	218,391	5,785	2,336	(634)	(51,525)	(27,443)	146,910
Total assets at December 31, 2011	824,712	46,368	30,061	71,634	426,080	(143,730)	1,255,125
Capital expenditures (c)	401,047	8,170	—	—	—	—	409,217

(a)
Corporate and other loss before income taxes and equity earnings includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense. Total Corporate and other assets is comprised primarily of cash and cash equivalents.

(b)
The net elimination in operating results includes costs of sales eliminations of $62,343, $57,776 and $41,614 for the years ended December 31, 2013, 2012 and 2011, respectively, which consist of intercompany gross profits as well as eliminations of lower of cost or market adjustments related to intercompany inventory. The total assets elimination is comprised primarily of intercompany investments and intercompany accounts receivable and profits in inventory.

(c)	On an accrual basis excluding capitalized interest.

(d)	Excludes operating results from the Napanee facility, which is treated as a discontinued operation for comparative purposes.

(e)	Includes impairment of goodwill and other long-lived assets in some segments. See notes 7 and 9 below for details.

The geographic distribution of the Company’s revenues based on customers' locations for the years ended December 31, 2013, 2012 and 2011, was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Asia:
China	$199,021	$118,086	$421
Japan	99,952	160,942	204,262
Thailand	17,129	7,674	—
Hong Kong	8,815	4,793	—
South Korea	12,418	3,828	—
Singapore	54	212	—
North America	92,066	103,555	128,544
Europe	113,549	117,907	56,760
Other	11,386	10,699	6,844
Total	$554,390	$527,696	$396,831

Long-lived tangible assets by geographic location at December 31, 2013 and 2012 were as follows:

	At December 31,
	2013	2012
	(In thousands)
North America	$1,627,892	$1,391,690
Europe	73,674	75,495
China	53,131	52,914
Thailand	6,213	5,902
Other Asia	1,913	18,221
Other	51	82
Total	$1,762,874	$1,544,304

(5)	Inventory
At December 31, 2013 and 2012, inventory consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Current:
Concentrate stockpiles	$24	$6,393
Raw materials	42,627	95,248
Work in process	41,962	55,229
Finished goods	65,662	114,903
Materials and supplies	21,508	15,603
Total current	$171,783	$287,376
Long-term:
Concentrate stockpiles	$4	$4
Raw materials	25,325	26,092
Total long-term	$25,329	$26,096

Assessment of normal production levels
For the years ended December 31, 2013, 2012 and 2011, the Company determined that $88.1 million, $12.0 million and $4.3 million, respectively, of production costs would have been inventoriable had the Company been operating at normal production levels. These costs were excluded from inventory and included in costs of sales as incurred.
Write-downs of inventory
The Company recognized write-downs of $100.3 million, $80.9 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, to reduce inventories to the lower of cost or market. The Company also recognized write-downs of stockpile inventory totaling $2.1 million and $2.3 million in 2012 and 2011, respectively, due to adjustments to the estimated REO content.

(6)	Deposits
The Company had $26.0 million and $26.8 million in deposits reported as non-current assets at December 31, 2013 and 2012, respectively, which consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Escrow arrangement with Kern River Gas Transmission Company ("Kern River")	$20,612	$20,612
Construction insurance program	1,504	1,504
Collateral placed against the surety bonds issued to California state and regional agencies for the closure and reclamation obligations at the Molycorp Mountain Pass facility, and other deposits	3,881	4,653
Total	$25,997	$26,769

(7)	Property, Plant and Equipment, net
The Company capitalized expenditures of $320.7 million, $902.3 million and $416.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, the majority of which related to the expansion and modernization efforts, and certain other capital projects, at the Molycorp Mountain Pass facility. These amounts include capitalized interest of $71.2 million, $59.3 million and $7.5 million, respectively. Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $60.3 million, $20.9 million and $14.0 million, respectively. Amortization of assets under capital leases, which started in 2012, was $2.3 million in 2013 and $0.9 million in 2012 and is included with depreciation expense.
At December 31, 2013 and 2012, property, plant and equipment consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Land	$12,822	$12,475
Land improvements (15 to 30 years)	327,029	63,269
Buildings and improvements (4 to 40 years)	418,510	237,379
Plant and equipment (2 to 15 years)	288,603	194,934
Vehicles (7 years)	2,986	2,842
Computer software (5 years)	12,424	9,528
Furniture and fixtures (5 years)	1,044	1,116
Construction in progress (a)	755,107	1,011,541
Natural gas delivery facility under capital lease (10 years)	15,658	15,658
Mining equipment under capital lease (7 years)	7,370	—
Mineral properties (Note 8)	23,999	24,327
Exploration rights (Note 8)	—	16,166
Property, plant and equipment at cost	1,865,552	1,589,235
Less accumulated depreciation	(102,678)	(44,931)
Property, plant and equipment, net	$1,762,874	$1,544,304

(a)	Primarily related to expenditures at the Molycorp Mountain Pass facility.
In 2013 and 2012, the Company recognized impairment charges relating to property and equipment of $16.3 million and $5.9 million, respectively.
In the fourth quarter of 2013, the Company identified certain equipment in the Resources segment that was no longer in use or related to expansion projects that have been placed on hold indefinitely. Those assets had a net book value of approximately $14.2 million and were written off with a related charge included in "Impairment of goodwill and other long-lived assets" in the consolidated statement of operations and comprehensive income. The remaining impairment charges recognized in 2013 related to obsolete assets identified in other segments.
In the fourth quarter of 2012 the Company recognized impairment charges for equipment totaling $3.8 million at the Resources segment and $2.0 million at the Molycorp Silmet facility (Rare Metals segment).

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

Exploration rights represent rights acquired to explore properties that are believed to contain mineral deposits. During the fourth quarter of 2012, the Company completed the acquisition of exploration rights for total consideration of $16.2 million, consisting of 788,410 shares of the Company's common stock at $10.147 per share and a cash payment of $8.2 million. At December 31, 2013, the Company determined that the underlying mineral deposits could not be economically extracted and wrote-off the related $16.2 million carrying value, with a related charge included in "Impairment of goodwill and other long-lived assets" in the consolidated statement of operations and comprehensive income.

(9)	Goodwill and Intangible Assets
Goodwill

The Company tested the recoverability of its goodwill at December 31, 2013 and 2012. For purposes of this analysis, the Company determined that: the Resources segment, which has no goodwill, constitutes a reporting unit; the Molycorp Silmet facility, which is included in the Chemicals and Oxides segment in relation to the production of rare earths and in the Rare Metals segment in relation to the manufacturing of tantalum and niobium, constitutes a reporting unit; the MMA facility, which is part of the Magnetic Materials and Alloys segment, constituted a reporting unit in 2012, but it was integrated in the Magnetic Materials and Alloys segment in 2013; the Chemicals and Oxides segment, exclusive of the production of rare earths from the Molycorp Silmet facility, constitutes a reporting unit; and the Rare Metals segment, exclusive of both tantalum and niobium production from the Molycorp Silmet facility and the Buss & Buss facility, which are individual reporting units, constitutes a reporting unit.

At December 31, 2013, the Company concluded that the fair value of the Chemicals and Oxides segment and the Molycorp Silmet facility exceeded their respective carrying values; the fair value of the Magnetic Materials and Alloys segment approximated its carrying value; the Rare Metals segment, excluding the Buss & Buss facility, had a fair value in excess of its carrying value, but the Buss & Buss facility's fair value was less than its carrying value. As a result, the Company performed an additional step to determine the implied fair value of the Buss & Buss facility's goodwill and recognized an impairment charge of approximately $11.0 million in the Rare Metals segment to account for the excess of such implied goodwill over its carrying value. The main factors leading to this impairment charge included reduced cash flows projections for the Buss & Buss business combined with an increase in the reporting unit's working capital, which stemmed, primarily, from the revaluation of its inventory.

At December 31, 2012, the Company concluded that the Molycorp Silmet facility's fair value exceeded its carrying value; however, for the other reporting units that included goodwill, the estimated fair value did not exceed their respective carrying values. As a result, the Company completed step two of the impairment test and determined that the certain goodwill was impaired for the Chemicals and Oxides, Magnetic Materials and Alloys and Rare Metals segments. The Company initially recorded a goodwill impairment charge of approximately $258.3 million that was primarily associated with the reporting units created as a result of the Molycorp Canada acquisition. Inputs used to fair value the Company's reporting units are considered Level 3 inputs of the fair value hierarchy.

In connection with the final allocation of the consideration transferred as a result of the Molycorp Canada acquisition, which was completed in the second quarter of 2013, the Company increased the initial carrying amount of goodwill by $31.6 million, but recognized an immediate offsetting impairment charge of $31.6 million that completely offset the incremental goodwill. This additional goodwill impairment was recognized retroactively in the fourth quarter of 2012.

Circumstances that negatively affected the Company's estimate of fair value of its reporting units in 2012 included: the depressed pricing environment for certain rare earths and rare metals, delays in the development of products by the Company's customers that utilize rare earths and rare metals, and delays in ramping up the Molycorp Mountain Pass facility, which impaired the Company's ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition.

Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2013, 2012 and 2011, were as follows:

	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Total
	(In thousands)
December 31, 2010	$—	$—	$—	$—
Goodwill acquired	728	1,977	727	3,432
December 31, 2011	728	1,977	727	3,432
Goodwill acquired	285,633	213,525	27,046	526,204
Impairment	(161,132)	(112,694)	(16,068)	(289,894)
December 31, 2012	125,229	102,808	11,705	239,742
Impairment	—	—	(10,992)	(10,992)
December 31, 2013	$125,229	$102,808	$713	$228,750
The increase in goodwill in 2012 related to the acquisition of Molycorp Canada. The increase in goodwill in the Chemicals and Oxides and Rare Metals segments in 2011 related to the acquisition of Molycorp Silmet, while the increase in the Magnetic Materials and Alloys segment related to the MMA acquisition.
Intangible Assets
At December 31, 2013 and 2012, intangible assets consisted of the following:

	Customer relationships	Rare earths quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount	(In thousands)
December 31, 2012	$344,774	$78,300	$33,252	$15,586	$3,568	$4,420	$479,900
Additions	48	—	—	—	—	—	48
Foreign currency translation adjustment	(242)	—	—	—	—	—	(242)
Impairment	—	(78,300)	(33,100)	—	—	—	(111,400)
December 31, 2013	$344,580	$—	$152	$15,586	$3,568	$4,420	$368,306

Accumulated Amortization
December 31, 2012	$14,095	$4,035	$9,365	$1,152	$66	$249	$28,962
Amortization	22,145	7,018	13,554	65	161	613	43,556
Adjustments	(260)	—	—	(874)	—	—	(1,134)
Impairment	—	(11,053)	(22,892)	—	—	—	(33,945)
December 31, 2013	35,980	—	27	343	227	862	37,439
Net book value	$308,600	$—	$125	$15,243	$3,341	$3,558	$330,867

	Customer relationships	Rare earths quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount	(In thousands)
December 31, 2011	$2,669	$—	$—	$786	$—	$—	$3,455
Additions	342,105	78,300	39,252	14,800	3,568	4,420	482,445
Impairment	—	—	(6,000)	—	—	—	(6,000)
December 31, 2012	$344,774	$78,300	$33,252	$15,586	$3,568	$4,420	$479,900

Accumulated Amortization
December 31, 2011	$170	$—	$—	$213	$—	$—	$383
Amortization	13,925	4,035	9,365	939	66	249	28,579
December 31, 2012	14,095	4,035	9,365	1,152	66	249	28,962
Net book value	$330,679	$74,265	$23,887	$14,434	$3,502	$4,171	$450,938
    In December 2013, the Company determined there was no longer value associated with its Chinese rare earths export quotas because the Chinese government had recently turned to other means for controlling its domestic rare earth industry and, therefore, the Company's Zibo and Jiangyin facilities in the Chemicals and Oxides segment would no longer be able to benefit from the related export premiums. As a result, the Company recognized a charge of $67.2 million for the rare earths quotas. Additionally, the Company recorded a charge of $10.2 million to write-off a patent in the Magnetic Materials and Alloys segment due to updated forecast of margins on products produced using this patent that is scheduled to expire in 2014. Both impairment charges described above were included in "Impairment of goodwill and other long-lived assets" in the consolidated statement of operations and comprehensive income.
The increases in intangible assets in 2012 were associated with the Molycorp Canada acquisition. In the fourth quarter of 2012, the Company recorded a $6.0 million impairment charge relating to certain patents in the Magnetic Materials and Alloys segment due to updated lower forecast of margins on products produced using patents that were scheduled to expire in 2014. The trade names acquired in 2012 are the Company's only indefinite-lived intangible assets.
Amortization expense on intangible assets in 2011 was $0.2 million. Amortization expense for the next five years and thereafter is expected to be as follows:

(In thousands)
2014	$23,816
2015	23,789
2016	23,740
2017	23,740
2018	23,576
Thereafter	197,406

(10)	Investments
The following table provides a reconciliation of the carrying value of the Company's investments at December 31, 2013 and 2012:

	Investment at cost	Equity Method Investments
	Boulder Wind Power, Inc.	IMJ	Keli	Ingal Stade	Other investments at cost		Total
	(In thousands)
December 31, 2011	$20,000	$—	$—	$—	$—		$20,000
Additions	—	27,598	12,200	4,900	2,828		47,526
Equity loss	n/a	(2,405)	(1,200)	115	n/a		(3,490)
December 31, 2012	20,000	25,193	11,000	5,015	2,828		64,036
Additions	—	3,419	—	—	—		3,419
Equity loss	n/a	(6,529)	(2,600)	(40)	n/a		(9,169)
Impairment	(8,000)	—	—	—	(1,411)	(a)	(9,411)
December 31, 2013	$12,000	$22,083	$8,400	$4,975	$1,417		$48,875
(a) The impairment charge in 2013 relates to the equity interest in Atlantic Metals & Alloys, LLC.
Boulder Wind Power, Inc.
On September 13, 2011, the Company invested $20.0 million into Boulder Wind Power, Inc. Series B convertible preferred stock, which is accounted for at cost. At December 31, 2013, the Company reassessed the carrying value of this investment and determined that it should be written down to $12.0 million. The estimated valuation, resulting in an impairment charge of $8.0 million recognized in "Other (expense) income" in the consolidated statement of operations and comprehensive income, was based on a market approach using Level 3 inputs in the fair value hierarchy based on management’s judgment.
Intermetallics Japan Joint Venture ("IMJ")
In January 2012, Molycorp, Daido Steel Co., Ltd. (“Daido”) and Mitsubishi Corporation (“Mitsubishi”) entered into a definitive shareholders agreement for the purpose of funding IMJ to manufacture sintered NdFeB permanent rare earth magnets. The capital contribution ratio of IMJ is 30.0% by Molycorp, 35.5% by Daido and 34.5% by Mitsubishi. During the first quarter of 2013, Molycorp contributed $3.4 million in cash to complete the acquisition of its proportional ownership in IMJ. Total contributions by Molycorp to IMJ from the signing of the definitive shareholders agreement were $31.0 million. Molycorp accounts for this investment under the equity method because it has the ability to exercise significant influence over the operating and financial policies of IMJ, as evidenced by Molycorp’s ownership share and its proportional voting rights and representation in the Board of Directors of IMJ.
Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”)
The Company acquired a 25% equity interest in Keli for $12.2 million on June 11, 2012. Keli is a Chinese business that converts REO into metals for use in Neo Powders™.
Ingal Stade GmbH (“Ingal Stade”)
On June 11, 2012, the Company acquired a 50% ownership interest in Ingal Stade for $4.9 million, a German joint venture involved in the extraction of gallium metal from alumina smelter bayer liquor with purity level of 5N (99.999%) or higher.

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
The consideration paid to Molycorp Canada's former shareholders was comprised of approximately $908.2 million in cash, exclusive of realized losses on the contingent forward contract to purchase $870.0 million Canadian dollars, accounted for as a separate transaction apart from the business combination, as further discussed in Note 24. Additionally, 13,545,426 shares of Molycorp common stock and 507,203 Exchangeable Shares were issued and collectively valued at $284.1 million based on the closing price of the Company's common stock on the acquisition date in accordance with the relevant accounting guidance. The Exchangeable Shares have no par value.
A preliminary allocation of the consideration transferred to the net assets of Molycorp Canada was made as of June 11, 2012. During the second quarter of 2013, the Company further adjusted the preliminary values assigned to certain assets and liabilities of Molycorp Canada in order to reflect additional information obtained since June 11, 2012. As a result of the additional goodwill recognized during the final allocation of the consideration transferred to the net assets of Molycorp Canada, the goodwill impairment the Company recognized in the fourth quarter of 2012 has increased by $31.6 million to $287.9 million. The measurement period adjustments described in the table below have been reflected in the opening balance sheet; however, since these adjustments did not have a significant impact on the Company's consolidated statements of operations and comprehensive income or cash flows in any period, those statements were not retrospectively adjusted.

The following table summarizes the purchase consideration as well as the estimated fair value of the assets acquired and liabilities assumed in the Molycorp Canada acquisition:

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
The following unaudited pro forma financial information provides what the Company's consolidated revenues, net income (loss) and basic earnings per share would have been had the acquisition closed on January 1, 2011:

(In thousands, except per share amounts)	Revenues	Net income (loss)	Net income (loss) attributable to Molycorp	EPS Basic
Unaudited pro forma January 1, 2012 to December 31, 2012 (combined entity)	$863,728	$(463,716)	$(473,249)	$(4.53)
Unaudited pro forma January 1, 2011 to December 31, 2011 (combined entity)	$1,196,876	$241,903	$231,772	$2.66
The unaudited pro forma revenues, earnings and earnings per share amounts have been adjusted to: a) eliminate the effect of sales and costs that occurred previous to the business combination between the Company and Molycorp Canada; b) reflect the incremental depreciation and amortization expense as a result of the allocation of the purchase price to certain depreciable and amortizable assets with useful lives ranging from two to 30 years; c) the tax effect of unaudited pro forma adjustments using Molycorp's federal, state and international statutory tax rates based on the applicable tax jurisdictions; and d) the estimated increase in interest expense associated with the issuance of the Company's Senior Notes (as defined below) the proceeds from which were used to finance a portion of the purchase consideration. The unaudited pro forma earnings of the combined entity for the year ended December 31, 2012 were also adjusted to exclude $115.2 million of non-recurring costs. The weighted average number of shares outstanding utilized in the basic income (loss) per share calculations have been adjusted to reflect the common shares issued to Molibdenos y Metales S.A. ("Molymet") the proceeds from which were used to finance a portion of the purchase consideration.
For the year ended December 31, 2012, the Company recognized approximately $62.0 million of transaction costs related to the Molycorp Canada acquisition in the consolidated statement of operations and comprehensive income as follows:

(In thousands)
Corporate development
Legal, accounting and advisory fees	$16,498
Other expenses:
Contingent forward contract loss	$37,589
Interest expense:
Bridge loan fee	$7,937
Increase of Equity Interest in JAMR
During the fourth quarter of 2012, the Company acquired an additional 5% of its majority owned Jiangyin Jia Hua Advanced Material Resources Co. Ltd. ("JAMR") bringing its equity interest in JAMR to 95%. The investment in JAMR originally was part of the Molycorp Canada acquisition. The purchase price for the additional equity interest in JAMR was $15.0 million, of which $5.4 million was paid in cash on the date of closing and the remaining $9.6 million, plus accrued interest of $0.2 million, which was paid in cash at end of 2013.
Molycorp Silmet and MMA
The following table summarizes purchase consideration as well as the estimated fair value of the assets acquired and liabilities assumed for the acquisition of 90.023% controlling interest in Molycorp Silmet on April 1, 2011 and of MMA on April 15, 2011 (in thousands):

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
Goodwill associated with the Molycorp Silmet acquisition arose primarily because of the acquired workforce. Goodwill associated with the MMA acquisition arose primarily because of the requirement to record a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed. The fair value of the noncontrolling interest in Molycorp Silmet as of April 1, 2011 was valued using a combination of the market approach and income approach. As a result of its annual impairment test, the Company wrote-off the goodwill related to the MMA acquisition as of December 31, 2012.
The following unaudited pro forma financial information provides what the Company's consolidated revenues, net income (loss) and basic earnings per share would have been had the acquisition closed on January 1, 2011:

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
MMA
On April 15, 2011, Molycorp completed the acquisition from Santoku Corporation (“Santoku”) of all the issued and outstanding shares of capital stock of MMA in an all-cash transaction for $17.5 million. The acquisition provided Molycorp with access to certain intellectual property relative to the development, processing and manufacturing of neodymium and samarium magnet alloy products. As part of the stock purchase agreement, Santoku will provide consulting services to Molycorp for the purpose of maintaining and enhancing the quality of MMA’s products. Molycorp and Santoku also entered into five-year marketing and distribution agreements for the sale and distribution of neodymium and samarium magnet alloy products produced by each party. Additionally, the parties entered into a rare earth products purchase and supply agreement through which MMA will supply Santoku with certain rare earth alloys for a two-year period at prices equal to the feedstock cost plus the applicable product premium as such terms are defined in the agreement.

(12)	Accrued Expenses
Accrued expenses at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Defined contribution plan	$1,921	$1,400
Professional fees	135	4,971
Accrued payroll and related benefits	5,739	7,532
Sales and use tax	3,354	7,187
Bonus accrual	4,449	3,503
Interest payable	18,158	15,253
Advance from customer	600	1,753
Withholding taxes	2,563	2,929
Amount payable to noncontrolling interest	352	9,640
Other accrued expenses	11,230	4,845
Total accrued expenses	$48,501	$59,013

(13)	Asset Retirement Obligation
The following table presents the activity in the Company’s asset retirement obligation ("ARO") for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$22,125	$15,541
Obligations settled	(3,849)	(2,954)
Accretion expense	1,328	1,299
Revisions in estimated cash flows	(3,793)	7,872
Loss on settlement	1,772	367
Balance at end of period	$17,583	$22,125
The balances above for the years ended December 31, 2013 and 2012 include a short-term portion of $0.6 million and $3.5 million, respectively, which were recorded under other current liabilities. Depreciation expense associated with the ARO was $2.5 million, $2.0 million and $1.0 million in 2013, 2012 and 2011, respectively.
In the fourth quarter of 2013, the Company updated the timing of the closure plan for the Molycorp Mountain Pass facility from 2035 to 2042. In addition, the Company updated the timing of certain reclamation efforts. As a result of these changes, the Company reduced its ARO by $3.8 million.
As part of the transition of the Molycorp Mountain Pass operations from the legacy facilities to the new facilities, the Company determined that a portion of the ore deposit was located beneath a legacy flotation plant. To facilitate the expansion of the mine, the Company substantially demolished that plant in 2013 and incurred costs in excess of its original estimate that led to a large portion of the settlement loss of $1.8 million recognized in 2013. Demolition of the legacy flotation plant is expected to be completed by the first quarter of 2014.
During 2012, the Company increased its ARO by approximately $7.9 million, including $3.8 million related to the addition of new processing facilities at the Molycorp Mountain Pass facility and $4.1 million related to revised estimates for the demolition and reclamation of the old mill and mineral recovery areas at the facility.

The Company is required to provide the applicable governmental agencies with financial assurances relating to its closure and reclamation obligations. At December 31, 2013, the Company had financial assurance requirements of $28.8 million, which were satisfied with surety bonds placed with California state and regional agencies.

(14)	Debt and Capital Lease Obligations
The following tables provide a summary of the current and non-current portions of the debt outstanding at December 31, 2013 and 2012:

	December 31,
	2013		2012
	Current	Non-Current	Current	Non-Current
	(In thousands)
Bank loans due May 2014 - September 2017	$14,128	$2,699	$39,252	$4,118
3.25% Convertible Notes, net of discount, due June 2016	—	207,028	—	198,689
6.00% Convertible Notes, net of discount, due September 2017	—	346,708	—	331,977
5.00% Debentures, net of discount, due December 2017	—	2,493	—	2,774
5.50% Convertible Notes, net of discount, due February 2018	—	148,198	—	—
10% Senior Secured Notes, net of discount, due June 2020	—	637,435	—	636,111
Total debt	14,128	1,344,561	39,252	1,173,669

Capital lease obligations	2,234	19,355	352	15,163
Total debt and capital lease obligations	$16,362	$1,363,916	$39,604	$1,188,832
Weighted average interest rate on the bank loans was 3.59% and 3.57% at December 31, 2013 and 2012, respectively. The total amount of unused lines of credit was $23.7 million at December 31, 2013.

Scheduled minimum debt repayments, excluding capital lease obligations, are $14.1 million in 2014, $1.5 million in 2015, $230.9 million in 2016, $414.4 million in 2017, $175.0 million in 2018 and $650.0 million thereafter.

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes		10% Senior Notes
	At December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
Principal amount	$230,000	$230,000	$414,000	$414,000	$172,500	n/a	$650,000	$650,000
Unamortized debt discount	(22,972)	(31,311)	(67,292)	(82,023)	(24,302)	n/a	(12,565)	(13,889)
Net carrying amount	$207,028	$198,689	$346,708	$331,977	$148,198	n/a	$637,435	$636,111
Interest cost (a)	$15,839	$15,312	$39,779	$17,457	$13,107	n/a	$66,323	$40,070

(a) Interest cost includes the coupon interest, accretion of the initial equity component of the convertible notes described below (3.25% - $36,227; 6.00% - $68,695; and 5.50% - $21,815), accretion of the underwriting discounts and amortization of the issuance costs allocated to the liability component.

2013 Debt Issuance

On January 30, 2013, the Company issued $150.0 million aggregate principal amount of its 5.50% Convertible Senior Notes due 2018 (the “5.50% Convertible Notes”) in a registered public offering. Certain officers, directors and other related parties of the Company purchased $20.5 million of this aggregate principal amount. On March 1, 2013, the underwriters of such offering purchased an additional $22.5 million aggregate principal amount of the 5.50% Convertible Notes. After deducting the underwriting discounts and commissions, net proceeds from the issuance of the 5.50% Convertible Notes were $165.6 million.

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

The Company separately accounts for the liability and equity components of convertible debt instruments, such as the 5.50% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the Company's economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 5.50% Convertible Notes. The equity component of $21.8 million is included in additional paid-in capital in the consolidated balance sheet and is treated as original issue discount for purposes of accounting for the liability component. Transaction costs related to the issuance of the 5.50% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs (recognized as interest expense over the life of the 5.50% Convertible Notes using the effective interest method) and equity issuance costs (charged against equity), respectively.

2012 Debt Issuances and Assumed Liabilities

6.00% Convertible Notes
On August 22, 2012, the Company issued $360.0 million aggregate principal amount of its 6.00% Convertible Senior Notes due 2017 (the “6.00% Convertible Notes”) in a registered public offering. On August 28, 2012, the underwriters of the 6.00% Convertible Notes exercised their option to purchase an additional $54.0 million aggregate principal amount of the 6.00% Convertible Notes. Total net proceeds from the issuance of the 6.00% Convertible Notes were $395.7 million, after deducting the underwriting discounts and commissions. Certain of the Company's directors, officers and other related parties purchased $6.4 million of the aggregate principal amount of the 6.00% Convertible Notes, for which the Company did not pay any underwriting discounts and commissions.
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
The Company separately accounts for the liability and equity components of convertible debt instruments, such as the 6.00% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the Company's economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 6.00% Convertible Notes. The equity component of $68.7 million is included in additional paid-in in the consolidated balance sheet and is treated as original issue discount for purposes of accounting for the liability component. Transaction costs related to the issuance of the 6.00% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs and equity issuance costs, respectively.
5.00% Debentures
As a result of the Molycorp Canada acquisition, the Company assumed $230.0 million principal amount of subordinated unsecured convertible debentures of the predecessor of Molycorp Canada due December 2017 (the “Debentures”) maturing on December 31, 2017. The Debentures bear interest at 5.00% per annum and are convertible at $13.80 per share of Molycorp Canada's predecessor company. As required under the change of control provisions contained in the original underlying indenture, holders of the Debentures had the option to either require the Company to repurchase the Debentures at par plus accrued interest, convert the Debentures into common shares of Molycorp Canada's predecessor company, including a number of additional “make-whole” shares, or hold the Debentures to maturity. In August 2012, holders of $9.4 million aggregate principal amount of Debentures elected to convert, while holders of $217.9 million aggregate principal amount of Debentures elected to early redeem their Debentures for cash plus accrued interest. Under the term of the indenture governing the Debentures, as amended at the time of the Molycorp Canada acquisition, the holders of the Debentures that converted received, at their election and in lieu of receiving shares of Molycorp Canada's predecessor company, the same cash and/or share consideration that was paid to Molycorp Canada's former shareholders in connection with the acquisition of Molycorp Canada, subject to the same pro-ration calculation, as if such holders had converted immediately prior to the acquisition. As a result of the conversion in August 2012, a total of $8.0 million, including accrued interest, was paid in cash with the remainder converted into 99,723 shares of Molycorp common stock.
In 2013, holders of $0.3 million aggregate principal amount of the Debentures elected to convert their notes at the same pro-ration of cash and shares consideration as if such holders had converted immediately prior to the acquisition of Molycorp Canada. For the Debentures converted in 2013, the Company paid a total of $0.2 million, including accrued interest, in cash with the remainder converted into 2,471 shares of Molycorp common stock.
10% Senior Notes
         On May 25, 2012, Molycorp issued $650.0 million aggregate principal amount of senior secured notes due 2020 (the "Senior Notes") in an offering that was exempt from the registration requirements of the Securities Act. Total net proceeds from the issuance of the Senior Notes were $635.4 million after deducting the initial purchasers' discounts. The Senior Notes bear interest at the rate of 10% per year payable on June 1 and December 1 of each year beginning on December 1, 2012. At any time and from time to time prior to June 1, 2016, the Company may redeem any of the Senior Notes at a price equal to 100% of the principal amount thereof plus an applicable make-whole premium and accrued and unpaid interest. At any time and from time to time from and after June 1, 2016, Molycorp may redeem the Senior Notes, in whole or in part, at a redemption price for the Senior Notes plus accrued and unpaid interest, initially at 105% of the principal amount thereof, but gradually declining to 100% of the principal amount thereof. In addition, at any time and from time to time prior to June 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more permitted sales of Molycorp’s capital stock at a redemption price (expressed as a percentage of principal amount) of 110% plus accrued and unpaid interest. Upon the occurrence of a change of control, Molycorp will be required to offer to repurchase all of the Senior Notes. The Senior Notes are senior secured obligations of Molycorp and are guaranteed by certain of Molycorp’s domestic subsidiaries ("Guarantors"). The Senior Notes are secured by first-priority security interest on substantially all of the property and assets of the Company and the Guarantors, subject to some exceptions for certain "Excluded Assets," such as:

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

2011 Debt Issuance

3.25% Convertible Notes
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
The Company separately accounts for the liability and equity components of convertible debt instruments, such as the 3.25% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the Company's economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 3.25% Convertible Notes. The equity component of $36.2 million is included in additional paid-in capital in the consolidated balance sheet and is treated as original issue discount for purposes of accounting for the liability component. Transaction costs related to the issuance of the 3.25% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs and equity issuance costs, respectively.
Capital Leases

At December 31, 2013, future minimum payments on the capital leases described below were $50.2 million, and are due as follows: $7.1 million in 2014, $7.1 million in 2015, $7.1 million in 2016, $6.0 million in 2017, $5.1 million in 2018 and $17.8 million thereafter. The aggregate amount of future minimum lease payments at December 31, 2013 includes total executory costs of $1.7 million and imputed interest of $26.9 million.
2013 - Komatsu Equipment
In 2013, the Company entered into seven capital lease agreements with Komatsu Equipment, each with a term of 48 months, for the use of certain mining equipment at its Molycorp Mountain Pass facility. The aggregate amount of future minimum lease payments for all capital lease agreements entered with Komatsu Equipment was $8.1 million at inception of the leases, which included a nominal amount of executory costs and imputed interest of approximately $0.7 million.
2012 - Kern River
On September 1, 2010, Molycorp and Kern River entered into a firm Transportation Service Agreement ("TSA") under which Kern River agreed to construct and operate facilities necessary to provide natural gas transportation services to the Mountain Pass facility. Under the terms of the TSA, Molycorp agreed to pay Kern River for the cost attributable to the design, permitting, and construction of the delivery facilities through a transportation service charge of approximately $0.4 million per month for ten years. This charge includes reimbursement to Kern River for construction of the delivery facilities and installation, as well as reimbursement and compensation for transportation services. The term of the TSA commenced on June 1, 2012, the date on which Kern River deemed the TSA facilities ready to provide service. The Company accounted for the TSA as a capital lease under the relevant accounting guidance. Aggregate future minimum lease payments were approximately $51.5 million at inception of this lease, which approximately included executory costs of $2.0 million and imputed interest of $33.2 million.

(15)	Income Taxes
The Company’s net loss before income taxes and equity earnings for the year ended December 31, 2013 included an impairment charge of $27.2 million related to goodwill and other intangible assets, which is not deductible for tax purposes. The Company had net deferred income tax liabilities of $85.4 million at December 31, 2013 primarily related to the purchase accounting adjustment associated with the Molycorp Canada acquisition. The Company's management determined that a valuation allowance of $107.4 million was required at December 31, 2013. Furthermore, primarily due to the resolution with tax authorities, liabilities for uncertain tax positions decreased by a net amount of $5.2 million in fiscal 2013.

For the years ended December 31, 2013, 2012 and 2011 our effective income tax rate was 16.4%, 10.3% and 19.5%, respectively. The 2013 effective income tax rate was impacted primarily by the valuation allowance required in both the U.S. and Canada, and the difference in tax rates between the U.S. and foreign jurisdictions.
The Company had undistributed earnings of certain foreign subsidiaries at December 31, 2013 for which deferred taxes of $14.8 million have been provided. Also, it had undistributed earnings of certain foreign subsidiaries at December 31, 2013, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $1.0 million at December 31, 2013.
Income tax expense consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current
Federal	$(2,581)	$(22,418)	$18,721
Foreign	(1,018)	8,994	—
State	792	(4,197)	6,952
Total current	(2,807)	(17,621)	25,673
Deferred
Federal	(43,479)	(20,786)	3,687
Foreign	(16,517)	(11,777)	—
State	(8,140)	(3,891)	(784)
Total deferred	(68,136)	(36,454)	2,903
Total tax provision	$(70,943)	$(54,075)	$28,576
The components of earnings before income taxes, by tax jurisdiction, were as follows for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$(286,818)	$(161,129)	$141,801
Foreign	(145,458)	(363,062)	5,109
Total	$(432,276)	$(524,191)	$146,910

A reconciliation of the statutory federal income tax rate of 35% to the Company's effective income tax rate is as follows for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Federal tax computed at the statutory rate	$(151,297)	$(184,075)	$51,419
State taxes, net of federal benefit	(10,329)	(5,970)	5,255
Change in valuation allowance	85,881	19,515	(22,730)
Impairment of goodwill and other long-lived assets	7,458	103,563	—
Acquisition costs	—	4,945	—
Changes related to uncertain tax positions	(5,153)	(14,176)	—
Federal and State tax credits	2,946	(6,817)	(2,627)
Domestic production activities deduction	—	2,493	(2,493)
Foreign income tax rate differential	24,315	18,682	(1,735)
Foreign translation adjustments	(7,744)	—	—
Change in applicable law	(5,884)	—	—
Other items, net	(11,136)	7,765	1,487
Income tax expense	$(70,943)	$(54,075)	$28,576
The tax effect of temporary differences and net operating losses, which give rise to deferred tax assets and liabilities, consisted of the following at December 31, 2013 and 2012:

	At December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Current:
Inventory	$2,570	$11,951
Other	2,605	2,468
Total current	5,175	14,419
Non-current:
Asset retirement obligation	—	165
Mineral resources	16,886	16,780
Property, plant and equipment and intangible assets	21,044	13,435
Stock compensation	1,964	1,724
Net operating losses	144,366	56,156
Research and energy tax credits	6,233	10,473
Alternative Minimum Tax Credit	2,216	1,611
Unrealized foreign exchange	5,664	—
Investments	3,120	—
Other	4,107	823
Total non-current	205,600	101,167
Deferred tax liabilities:
Current
Inventory	1,312	3,395
Other	1,423	541
Total current	2,735	3,936
Non-current:
Asset retirement obligation	1,190	—
Foreign subsidiary earnings and withholding taxes	14,804	32,637
Property, plant and equipment and intangible assets	91,585	137,010
Section 174 costs	33,942	24,814
Convertible debt (Notes)	44,275	40,478
Other	302	6,966
Total non-current	186,098	241,905
Net deferred taxes, before valuation allowance	21,942	(130,255)
Valuation allowance	(107,358)	(20,631)
Total deferred tax	$(85,416)	$(150,886)

At December 31, 2013, the Company had tax credit carryforwards of $8.4 million available to offset future income taxes. Of this amount, $2.2 million are available to carry forward indefinitely, while $6.0 million of the remaining $6.2 million will expire between 2028 and 2032, if not utilized.
The U.S. federal tax loss carryforward was approximately $290.7 million at December 31, 2013, of which $28.6 million will expire in 2023 and the remainder in 2032 and 2033. The U.S. state tax loss carryforward of approximately $270.1 million at December 31, 2013 will expire primarily between 2031 and 2033, if not utilized. The federal loss carryforward could be subject to examination by the tax authorities until three years after the carryforward is utilized while the state carryforward could be subject to examination until four years after the carryforward is utilized. Additionally, the Company had approximately $165.1 million of tax loss carryforwards for controlled foreign corporations at December 31, 2013 that will expire between 2021 and 2033, if not utilized.
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
The Company conducts business in a country that grants “holidays” from income taxes. This “holiday” expires in 2019. The current operations in the tax “holiday” country have not resulted in material aggregate income tax benefits and related earnings per share benefits as of December 31, 2013.
Each quarter the Company evaluates the liability for uncertain tax positions. Due to a lapse of the applicable statute of limitations and due to the resolution with tax authorities, the Company's unrecognized tax benefits decreased by $5.2 million during 2013. The Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will not change materially in the 12 months following December 31, 2013 and, as a result, would not affect the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of year	$6,219	$519	$—
Tax position related to current year:
Additions	—	4,737	519
Tax positions related to prior years:
Additions	—	16,109	—
Settlements	(4,737)	(13,740)	—
Statute of limitations closures	(416)	(1,406)	—
Balance, end of year	$1,066	$6,219	$519
The Company operates and accordingly files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, as well as foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by tax authorities for years prior to 2010.
The Company does recognize accrued interest and penalties related to uncertain tax positions in income tax expense for the years ended December 31, 2013, 2012 and 2011, as applicable.

(16)	Stockholders’ Equity
2013 Public Equity Issuance (October)
On October 21, 2013, the Company issued 51,750,000 shares of its common stock, which included the issuance of 6,750,000 shares as a result of the underwriters’ exercise in full of their option to purchase additional shares in the same offering, at a price per share of $5.00. The underwriters received a 5.00% fee in the form of an underwriter's discount. Certain officers, directors and other related parties of the Company participated in this offering by purchasing 14,034,000 of the total shares issued; no underwriting fees were charged to the Company for the purchases of the shares by the insiders. The issuance of these shares resulted in net proceeds to the Company, after deducting the underwriting discounts, commissions and issuance costs payable by the Company, of approximately $247.5 million.

2013 Public Equity Issuance (January)
On January 30, 2013, the Company issued 37,500,000 shares of its common stock at a price per share of $6.00 (the “2013 Primary Shares”). The underwriters of this public offering purchased an additional 5,625,000 shares of the 2013 Primary Shares at a price per share of $6.00 on February 5, 2013, and received a 6.00% fee in the form of an underwriter's discount on the total shares issued. Certain officers, directors and other related parties of the Company participated in offering of the 2013 Primary Shares by purchasing 15,016,666 of the total 2013 Primary Shares issued; no underwriting fees were charged to the Company for the purchases of the 2013 Primary Shares by the insiders. After deducting the underwriting discounts, commissions and issuance costs payable by the Company, total net proceeds from the issuance of the 2013 Primary Shares were $248.1 million.

Concurrently with the 2013 Primary Shares, and in order to facilitate the offering of the 5.50% Convertible Notes further discussed in Note 14, the Company entered into a share lending agreement with Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, under which it agreed to loan to MSCS up to 7,666,666 shares of common stock (the “2013 Borrowed Shares”), of which 6,666,666 were issued at a price per share of $6.00 in a registered public offering. MSCS did not exercise its option to borrow the remaining additional shares of common stock under this share lending agreement. The Company received no proceeds from the 2013 Borrowed Shares, but only a nominal lending fee from MSCS for the use of these loaned shares. The 2013 Borrowed Shares are issued and outstanding for corporate law purposes. However, based on certain contractual undertakings of MSCS in the share lending agreement that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the 2013 Borrowed Shares, these loaned shares will not be considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.

2012 Private Equity Issuance (Acquisition of Exploration Rights)
During the fourth quarter of 2012, the Company completed an acquisition of exploration rights for total consideration of $16.2 million, which was paid for by the issuance of 788,410 shares of the Company's common stock at $10.147 per share and a cash payment of $8.2 million. As described in Note 8, the Company recorded an impairment charge of $16.2 million relating to these exploration rights in the fourth quarter of 2013.
2012 Public Equity Issuance
In August 2012, concurrently with the issuance of the 6.00% Convertible Notes further discussed in Note 14, the Company issued a total of 13,800,000 shares of its common stock at a price to the public of $10.00 per share (the “Primary Shares”) in a separate underwritten public offering. The underwriters received a 6.00% fee in the form of an underwriter's discount for the Primary Shares plus a $1.5 million flat fee to the representative of the underwriters of the Primary Shares. Certain officers, directors and other related parties of the Company participated in offering of the Primary Shares by purchasing 7,090,000 of the total Primary Shares issued, but no underwriting fees were charged to the Company for the purchase by the insiders. After deducting the underwriting discounts, commissions, the flat fee and issuance costs payable by the Company, total net proceeds from the issuance of the Primary Shares were $132.1 million.
At the same time of the issuance of the 6.00% Convertible Notes and the Primary Shares the Company entered into a share lending agreement with MSCS and, between August 22, 2012 and August 23, 2012, the Company issued 13,800,000 shares of common stock to MSCS (the “Borrowed Shares”). The Company received no proceeds from the issuance of the Borrowed Shares, but only a nominal lending fee from MSCS for the use of these loaned shares. For corporate law purposes, the Borrowed Shares are issued and outstanding. However, based on certain contractual undertakings of MSCS in the share lending agreement that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, these loaned shares will not be considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.
2012 Issuance of Shares for Interest in Molycorp Canada
In connection with of the acquisition of Molycorp Canada on June 11, 2012, the Company and MCP Exchangeco Inc. issued an aggregate of 13,545,426 shares of common stock and 507,203 Exchangeable Shares, respectively, in consideration for that portion of the purchase price the Company paid to Molycorp Canada’s former shareholders who elected to receive shares of the Company and MCP Exchangeco Inc. common stock in addition to or in lieu of cash on the acquisition date. The Exchangeable Shares were issued without par value. The $284.1 million aggregate fair value of the Company and MCP Exchangeco Inc. common stock shares was based on the closing price of the Company’s common stock on June 11, 2012. As of December 31, 2012, 340,196 shares of the Exchangeable Shares had been converted into shares of Molycorp common stock.
During 2013, additional 18,616 Exchangeable Shares were converted into shares of Molycorp common stock for a total of 358,812 shares converted through December 31, 2013. The conversion of the Exchangeable Shares increases the outstanding number of shares of the Company's common stock.
In August 2012, as a result of the conversion of the Debentures assumed from the Molycorp Canada acquisition, as further discussed in Note 14, a portion of the Debentures tendered was converted into 99,723 shares of Molycorp common stock. Additional Debentures were converted into 2,471 shares of Molycorp common stock during 2013, for a total of 102,194 shares converted through December 31, 2013.

2012 Private Equity Issuance (Molymet)
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
2011 Public Equity Issuance (Convertible Preferred Stock)
On February 16, 2011, Molycorp completed a public offering of its 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”), $0.001 par value per share. In connection with this offering, the Company issued 1,800,000 shares of Convertible Preferred Stock for $100.00 per share. In addition, Molycorp granted the underwriters an option to purchase up to 270,000 additional shares of Convertible Preferred Stock to cover over-allotments. The underwriters exercised their option to purchase the additional shares of Convertible Preferred Stock on March 16, 2011. Each share of the Convertible Preferred Stock will automatically convert on March 1, 2014 into between 1.6667 and 2.0000 shares of Molycorp’s common stock, subject to anti-dilution adjustments. At any time prior to March 1, 2014, holders may elect to convert each share of the Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 1.6667 shares of common stock per share of Convertible Preferred Stock, subject to anti-dilution adjustments. Dividends on the Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Board or an authorized committee of such Board, at an annual rate of 5.50% on the liquidation preference of $100.00 per share. The Company may pay declared dividends in cash, common stock or any combination of cash and common stock, subject to certain limitations, on March 1, June 1, September 1 and December 1 of each year, starting on June 1, 2011 and to, and including, March 1, 2014. The Convertible Preferred Stock is not redeemable. Molycorp received net proceeds from the Convertible Preferred Stock issuance totaling $199.6 million after underwriter discounts and commissions and other offering expenses paid by the Company.
In 2013 and 2012, the Company declared a quarterly cash dividend of $1.375 per share on the Convertible Preferred Stock and paid a total of $11.4 million cash dividends in each year. In 2011, the Company declared and paid a $9.0 million cash dividend.

(17)	Earnings per Share

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share amounts)
Net (loss) income attributable to Molycorp stockholders	$(374,383)	$(481,169)	$117,526
Dividends on Convertible Preferred Stock	(11,385)	(11,385)	(9,962)
(Loss) income attributable to common stockholders	(385,768)	(492,554)	107,564

Continuing operations	$(379,341)	$(490,817)	$107,564
Discontinued operations	(6,427)	(1,737)	—
	$(385,768)	$(492,554)	$107,564

Weighted average common shares outstanding—basic	174,528,717	107,064,892	83,454,221

Basic (loss) earnings per share from:
Continuing operations	$(2.17)	$(4.58)	$1.29
Discontinued operations	(0.04)	(0.02)	—
	$(2.21)	$(4.60)	$1.29

(Loss) income attributable to common stockholders	$(385,768)	$(492,554)	$107,564
Effect of dilutive 3.25% Convertible Notes	—	—	413
Adjusted (loss) income attributable to common stockholders	(385,768)	(492,554)	107,977

Continuing operations	$(379,341)	$(490,817)	$107,977
Discontinued operations	(6,427)	(1,737)	—
	$(385,768)	$(492,554)	$107,977

Weighted average common shares outstanding—diluted	174,528,717	107,064,892	85,220,017

Diluted (loss) earnings per share from:
Continuing operations	$(2.17)	$(4.58)	$1.27
Discontinued operations	(0.04)	(0.02)	—
	$(2.21)	$(4.60)	$1.27
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used.
Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and nonvested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. For the years ended December 31, 2013, 2012 and 2011, all potential common stock under the treasury stock method were antidilutive in nature; consequently, the Company did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock (such as the Convertible Preferred Stock) is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on assumed conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. The Convertible Preferred Stock was antidilutive for the years ended December 31, 2013, 2012 and 2011.
Also, under the if-converted method, convertible debt (such as the 3.25%, the 6.00% and the 5.50% Convertible Notes) is antidilutive whenever the related interest per common share obtainable on assumed conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. For the years ended December 31, 2013 and 2012, the 3.25%, the 6.00% and the 5.50% Convertible Notes were antidilutive. The 3.25% Convertible Notes were dilutive for the year ended December 31, 2011 and, as a result, the shares of common stock obtainable on the assumed conversion of the 3.25% Convertible Notes, the interest expense and the amortization of discount, net of income tax, were included in the computation of diluted earnings per share for 2011.

(18)	Stock-Based Compensation
Molycorp has stock-based compensation plans for executives, eligible employees and non-employee directors. Stock-based awards issued under these plans include stock options to purchase shares of the Company’s common stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units ("PBRSUs"). The remaining number of shares authorized for awards of equity share options or other equity instruments was 2,055,435 at December 31, 2013. The Company recognized total annual stock-based compensation expenses and related income tax benefit as follows:

	2013	2012	2011
	(In millions)
Stock-based compensation expense	$5.4	$3.4	$4.7
Income tax benefit	$—	$0.9	$0.8
Stock-based compensation expense for the years ended December 31, 2013 and 2012 includes forfeiture benefits of $1.5 million and $1.6 million, respectively.
RSAs, RSUs and PBRSUs
RSUs and RSAs vest on the third anniversary of the grant date. The grant-date fair value of RSUs and RSAs is determined using the Company’s common stock price on the date of grant and is recognized as stock-based compensation expense on a straight-line basis over the three-year vesting period for the awards that are expected to vest. The PBRSUs vest with respect to between 0% and 150% of the PBRSUs granted to an individual on the basis of the achievement of certain management objectives measured by specified levels of total shareholder return relative to a defined index group over the performance period from January 1, 2012 through December 31, 2014, or upon the occurrence of certain change of control or termination events. The grant-date fair value of PBRSUs is determined using a lattice approach that incorporates a Monte Carlo simulation model. The compensation cost associated with the PBRSUs is recognized on a straight-line basis over the performance period for the awards that are expected to vest, even if the market conditions are never satisfied.
Certain RSUs granted to the non-employee directors in 2013 relate to the grantees' election to convert a portion of their quarterly cash retainer into RSUs. These RSUs are fully vested because they relate to services already rendered by the non-employee directors. The same non-employee directors who elected to convert their cash retainer into RSUs, received additional RSUs as matching contributions by the Company equal to 25% of the converted units. The matching RSUs vest on the third anniversary of the grant date with the related compensation cost recognized on a straight-line basis over the vesting period.
Certain other RSUs issued in 2013 relate to the election by certain executive officers and other employees of the Company to convert a portion of their 2012 annual cash bonuses into RSUs. These RSUs are fully vested because they relate to services already rendered by the grantees. The same executive officers and other employees who elected to convert a portion of their 2012 annual cash bonuses into RSUs received additional RSUs as matching contribution by the Company equal to 25% of the converted RSUs. The matching RSUs vest on the third anniversary of the grant date with the related compensation cost recognized on a straight-line basis over the vesting period.

The following tables summarize the activity related to restricted stock-based awards for the year ended December 31, 2013:

PBRSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	29,302	$30.33
Granted	897,515	$6.84
Forfeited	(69,546)	$11.00
Vested	(159,474)	6.64
Unvested at December 31, 2013	697,797	$7.45

RSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	181,602	$32.15
Granted	1,005,757	$7.02
Forfeited	(85,119)	$27.15
Vested*	(25,855)	$6.89
Unvested at December 31, 2013	1,076,385	$9.81

*
Includes: a) deferral and conversion of a portion of fees payable to certain non-employee directors of the Company; b) deferral and conversion of a portion of the 2012 annual cash bonuses paid to certain executive officers and other employees of the Company; and c) RSUs with an accelerated vesting period that were granted to some employees of Molycorp Canada on the acquisition date.

RSAs	Number of Shares	Weighted Average Grant-Date Price
Unvested at January 1, 2013	39,974	$40.09
Granted	—	—
Forfeited	(8,148)	$39.77
Vested	(25,500)	$36.51
Unvested at December 31, 2013	6,326	$55.05
Additional annual information for restricted stock-based awards is included in the following tables:

PBRSUs	2013	2012	2011
	(In millions)
Weighted average grant-date fair value of shares granted	$6.1	$1.4	n/a
Total fair value of shares vested	$1.1	n/a	n/a

RSUs	2013	2012	2011
Weighted average grant-date fair value of shares granted	$7.1	$5.5	$4.5
Total intrinsic value of share units converted	$0.2	$0.4	$0.1
Total fair value of shares vested	$0.2	$0.8	$0.1

RSAs	2013	2012	2011
Weighted average grant-date fair value of shares granted	n/a	n/a	$0.6
Total fair value of shares vested	$0.9	n/a	n/a

At December 31, 2013, there was $9.7 million of aggregate unrecognized compensation cost related to the unvested shares of RSAs, RSUs and PBRSUs. This cost is expected to be recognized over a weighted-average period of approximately 2.15 years.
Stock Options
The Company has not granted any stock options since January 2011. Previously issued stock options vest in equal installments annually over a 3-year period and have a 10-year contractual term from the grant date. The fair value of each stock option award was estimated at the grant date using the Black-Scholes option pricing model and the Company’s common stock price on the date of grant. The significant assumptions used to estimate the fair value of the stock options granted in 2011 were as follows:

Risk-free interest rate	2.21%
Expected term (in years)	6
Volatility	60.1%
Expected dividend yield	0
The risk-free interest rate used was the yield of a zero-coupon U.S. Treasury bond with a term equal to the expected term of the options. Because it did not have sufficient historical exercise and post-vesting data, the Company calculated the expected term of options granted in 2011 by using an average of the midpoint between when options become exercisable and when they expire. The volatility assumption were computed based on a peer group analysis by reference to SAB Topic 14 given that the Company had been publicly traded for a few months at the time of granting the 2011 stock options.
Stock options outstanding and exercisable at December 31, 2013 had a weighted average remaining contractual term of 3.04 years and no intrinsic value. The following table summarizes the activity related to stock options in 2013:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	35,624	$48.87
Granted	—	—
Exercised	—	—
Forfeited and expired	(9,008)	48.87
Outstanding at December 31, 2013	26,616	$48.87
Options exercisable at December 31, 2013	17,744	$48.87

Additional annual information for stock options is included in the following table:

	2013	2012	2011
	(In millions)
Weighted average grant-date fair value of options granted	n/a	n/a	$1.5
Total intrinsic value of options exercised	n/a	n/a	n/a
Total fair value of options vested	$0.5	$0.3	n/a
At December 31, 2013, there was a nominal unrecognized compensation cost related to stock options.

Employee Stock Purchase Plan

In December 2012, the Company introduced an Employee Stock Purchase Plan ("ESPP") to provide eligible employees with an opportunity to acquire a proprietary interest in the Company through the purchase of its common stock at a discount over the stock fair market value. The maximum aggregate number of shares of common stock that may be issued under the ESPP is 300,000 shares and consists of authorized but unissued or treasury shares, or any combination thereof. The ESPP is implemented by sequential offering periods, the commencement and duration of which are determined by the Board of Directors ("Board") of Molycorp. During 2013, the Company recognized stock-based compensation expense of $0.1 million related to the ESPP, which was measured at the grant dates based on the number of shares that could be purchased using the estimated total withholdings and the grant-date fair value of one share (determined as the sum of the discount offered by the Company and the share-option fair value of the stock price reduced by the discount at the beginning of each offering period). At December 31, 2013, there were 28,436 committed-to-be-released shares of the Company's common stock under the ESPP.

(19)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
The Company leased certain office space, trailers and equipment pursuant to lease agreements that have been determined to be operating lease. Remaining annual minimum payments under these leases at December 31, 2013 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating lease obligations	$6,283	$2,583	$2,263	$442	$995
Rent expense under these leases totaled $4.0 million, $4.1 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)	Purchase Commitments
The Company entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with the Molycorp Mountain Pass facility modernization and expansion efforts. Future payments for all purchase commitments at December 31, 2013 were as follows:

(In thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Purchase obligations and other commitment	$238,945	$216,249	$12,813	$6,239	$3,644

(c)	Labor Contract
Certain Molycorp Mountain Pass facility employees are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At December 31, 2013, 237 employees, or approximately 61% of the Company’s workforce at the Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.
At December 31, 2013, 171 employees, or approximately 30% of the workforce at the Company’s Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia is automatically renewed each year unless either party desires to make an amendment. The contract that was last amended in February 2012.

(d)	Reclamation Surety Bonds
At December 31, 2013, Molycorp had placed $28.8 million of surety bonds with California state and regional agencies to secure its Mountain Pass facility closure and reclamation obligations.

(e)	Purported Class Action, Derivative Lawsuits
In February 2012, a purported class action lawsuit was filed in the U.S. District Court for the District of Colorado against the Company and certain of its current and former executive officers alleging violations of the federal securities laws. The Consolidated Class Action Complaint filed on July 31, 2012 also names most of the Company's Board members and some of our stockholders as defendants, along with other persons and entities. That Complaint alleges 18 claims for relief arising out of alleged: (1) securities fraud in violation of the Securities Exchange Act of 1934, or the Exchange Act, during the proposed class period from February 11, 2011 through November 10, 2011; and (2) materially untrue or misleading statements in registration statements and prospectuses for our public offering of preferred stock in February 2011 and of common stock in June 2011, in violation of the Securities Act. The Company's motion to dismiss that Complaint was filed in October 2012 and is pending. The Company believes that this lawsuit is without merit, and it intends to vigorously defend itself against these claims.

A consolidated shareholder derivative lawsuit filed purportedly on the Company's behalf against the Company (as a nominal defendant) and certain of its current and former directors, executive officers and shareholders is pending in the Delaware Court of Chancery. In August 2012, a consolidated amended shareholder derivative complaint was filed, asserting causes of action for alleged: (1) breach of fiduciary duty, including the duties of loyalty and due care; (2) breach of fiduciary duty not to trade on or misuse material non-public information; (3) unjust enrichment; and (4) aiding and abetting a breach of fiduciary duty. On the Company's behalf, the plaintiffs in the consolidated derivative action seek, among other things, monetary damages, restitution, and an accounting. The defendants filed motions to dismiss and motions to stay that action in October 2012. Pursuant to an order dated May 15, 2013, the Delaware Court of Chancery stayed the derivative lawsuit pending final disposition of the purported class action lawsuit. On October 9, 2013, certain plaintiffs, on the Company's behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. All briefs in respect of this motion have been filed, and a hearing on the motion was held on February 7, 2014. Two additional shareholder derivative lawsuits that were filed in the U.S. District Court in Colorado have been dismissed, but the plaintiffs in those cases pursued an appeal of that ruling in the U.S. Court of Appeals for the Tenth Circuit. On August 20, 2013, the Tenth Circuit remanded these cases back to the Colorado District Court. Both the Company and the plaintiffs have filed their respective briefs in the remanded proceeding and the decision of the Colorado District Court is pending. Subsequently, a different shareholder filed purportedly on the Company's behalf a new shareholder derivative lawsuit in the U.S. District Court in Colorado on November 20, 2013. On December 11, 2013, the Colorado District Court sua sponte consolidated the new derivative lawsuit with the two remanded lawsuits, and permitted the plaintiff in the new derivative lawsuit to file a brief in the remanded proceeding. On December 27, 2013, the plaintiff in the new derivative lawsuit filed its brief in the remanded proceeding, and filed a motion to vacate the consolidation order. The decision of the Colorado District Court on each of the remanded proceeding and the motion to vacate the consolidation order is pending. Pursuant to an order the Colorado District Court entered on January 7, 2014 the defendants need not respond to the new derivative lawsuit until the Colorado District Court decides the defendants’ motion to dismiss or stay the remanded proceeding.

In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executive officers, alleging violations of the federal securities laws. The purported class action lawsuits allege claims for relief arising out of alleged securities fraud in violation of the Exchange Act during the proposed class period from August 2, 2012 through August 7, 2013. Pursuant to stipulations and orders of the court dated September 25, 2013 and September 27, 2013, among other things, the deadlines for the Company and its current and former executive officers to respond to the lawsuits have been stayed pending appointment of a lead plaintiff under the Private Securities Litigation Reform Act. The Company believes that the lawsuits are without merit, and it intends to vigorously defend itself against these claims.

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

(20)	Concentrations
Resources Segment
There were no significant sales by customer or by product during 2013 or 2012 at the Resources segment relative to consolidated revenues. In 2011, significant sales by product at the Resources segment, relative to consolidated revenues, included lanthanum products 23%, cerium products 11% and neodymium/praseodymium products 26%. Additionally, sales to Hitachi Metals Ltd. totaled $92.2 million, or 23% of consolidated revenues.

Chemicals and Oxides Segment
Sales of cerium products within the Chemicals and Oxides segment accounted for approximately 9.0% and 15% of consolidated sales in 2013 and 2012, respectively. There were no significant sales by customer in this segment in 2013, 2012 and 2011; however, two customers accounted for approximately 26% of the consolidated accounts receivable balance at December 31, 2013.

Magnetic Materials and Alloys Segment
Sales of Neo Powders™ within the Magnetic Materials and Alloys segment were approximately 41% and 25% of consolidated revenues in 2013 and 2012, respectively. Neo Powders™ were introduced into Molycorp's product mix with the Molycorp Canada acquisition.
In 2013 and for the period from June 12, 2012 to December 31, 2012, sales of Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders, totaled $56.5 million and $32.9 million, respectively. At December 31, 2013, the Company had accounts receivable from Daido Electronics of $7.5 million.
In 2011, sales of NdFeB alloys in this segment were approximately 11% of consolidated revenues. Additionally, sales to Santoku Corporation were $48.8 million, or approximately 12% of the consolidated revenues.
Rare Metals Segment
There were no significant sales by product and by customer at the Rare Metals segment in 2013, 2012 and 2011.

(21)	Related-Party Transactions
The Company supplies Neo Powders™ to Toda Magnequench Magnetic Materials Co. Ltd. (“TMT”), an equity method investee, to produce rare earth magnetic compounds. The Company then purchases these compounds back from TMT in its normal course of business. Additionally, Keli, another equity method investee, processes rare earth oxides into metals for inclusion in the Neo Powders™.

In 2013 and for the period from June 12, 2012 to December 31, 2012, the Company sold $4.5 million and $1.6 million, respectively, of Neo Powders™ to TMT and purchased $2.1 million and $2.8 million, respectively, worth of compounds from TMT.

The Company purchased metals and received services from Keli for a total of $61.3 million and $32.6 million in 2013 and for the period from June 12, 2012 to December 31, 2012, respectively.

Ingal Stade, an equity method investee, sells gallium to the Company's facilities in Canada and the U.S. In 2013 and for the period from June 12, 2012 to December 31, 2012, the Company purchased gallium metal from Ingal Stade of approximately $4.9 million and $3.3 million, respectively.

The Company provides recycling services to Plansee, Holding AG ("Plansee"), a privately held Austrian company in which one of the Company's directors and members of his family own a related interest. The director joined the Company's Board in August 2013. The Company received $0.3 million from Plansee for recycling services provided during the period from August 1, 2013 to December 31, 2013.

(22)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Decrease (increase) in operating assets:
Accounts receivable	$(8,986)	$124,983	$(52,805)
Inventory	15,649	(46,126)	(64,543)
Prepaid expenses and other assets	(5,728)	33,520	(6,363)
Increase (decrease) in operating liabilities:
Accounts payable	(24,177)	(34,972)	16,233
Income tax payable	18,966	(40,263)	(17,832)
Interest payable	(39,120)	(40,792)	—
Asset retirement obligation	(7,642)	(1,467)	(1,030)
Accrued expenses	(13,681)	(54,763)	6,151
	$(64,719)	$(59,880)	$(120,189)

(23)	Supplemental Cash Flow Information

	Years Ended December 31,
	2013	2012	2011
	(In thousands of dollars)
Net cash paid for:
Income taxes	(13,429)	178	43,505
Interest, net of capitalized interest	32,833	8,942	273
Non-cash financing activities and investing activities:
Change in accrued capital expenditures	58,673	52,189	112,606
Conversion of debt securities to equity securities	18	4,527	—
Acquisition of exploration rights	—	8,000	—
Debt assumed from business acquisitions	—	40,691	3,184
Issuance of common stock for business acquisitions	—	284,100	72,700
Fixed assets additions under capital lease	7,370	15,658	—

(24)	Derivative Instruments
Put Option
As a result of the Molycorp Canada acquisition, the Company assumed a liability associated with the put option issued to holders of the noncontrolling interest of Buss & Buss, a business acquired by Molycorp Canada's predecessor company. The Buss & Buss put option relates to a share purchase agreement (“SPA”) between NMT Holding GmbH, a German subsidiary of the Company, and the shareholders of Buss & Buss entered into May 27, 2010 by Molycorp Canada's predecessor company. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by the Company, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to the Company. The Company accounts for the put option at fair value with changes in fair value recognized currently in earnings. The put option had a fair value of $6.1 million and $7.8 million at December 31, 2013 and 2012, respectively, while the related is reflected "Derivative liability" in the consolidated balance sheet. The change in fair value of the put option resulted in an unrealized gain of $1.7 million and $1.2 million for the year ended December 31, 2013 and 2012, respectively, which is reflected in "Interest expense" in the consolidated statement of operations and comprehensive income. The technique used by the Company to fair value this derivative is the income approach based on a discounted cash flow model. In addition to the risk free interest rate, which is a Level 1 input within the fair value hierarchy, the following significant unobservable Level 3 inputs were used to fair value the put option as of December 31, 2013:

		Effect of 1% increase (a)	Effect of 1% decrease (a)
	Input	(In millions)
Equity-risk premium	6.5%	$(0.6)	$0.7
Risk premium	12.9%	$(0.2)	$0.3
Size premium	3.8%	$(0.3)	$0.4
Growth rate	1.0%	$0.2	$(0.2)
(a) Assuming all other inputs are unchanged.
Contingent Forward Contract
On March 28, 2012, the Company entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to its planned acquisition of Molycorp Canada. The Company accounted for this contingent forward contract at fair value with changes in fair value recognized currently in earnings. Upon settlement of this derivative on June 11, 2012 (Molycorp Canada acquisition date), the Company recognized a loss of $37.6 million, which was reflected in "Other expense" in the consolidated statement of operations and comprehensive income.

(25)	Employee Benefit Plans and Severance Charges
Employee Benefit Plans

Defined Contribution Retirement Plans

The Company maintains defined contribution retirement plans for all U.S. employees. The Company makes Safe Harbor matching contributions in an amount equal to 100% of the first 3% contributed and 50% of the next 2% contributed by each eligible employee. In addition, the Company may determine to make discretionary matching or nonelective employer (profit sharing) contributions in an amount designated by the Company. Discretionary matching contributions, if any, will be based on a percentage of employee contributions to the defined contribution plans each year, as designated by the Company. The Company's Safe Harbor matching contributions will always be 100% vested. Employees become 100% vested in Company discretionary matching contributions and/or nonelective employer contributions, if any, after 3 years of service.

Expenses related to this plan totaled $2.9 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Accrued expenses at December 31, 2013 and 2012 included $1.9 million and $1.4 million related to this plan, respectively.

Management Incentive Plan (“MIP”)

On April, 1 2009, the Company established the MIP, which is a nonqualified deferred compensation plan for the purpose of providing deferred compensation benefits for certain members of management. Under the MIP, participants can defer their base salary and other compensation that is supplemental to his or her base salary and is dependent upon achievement of individual or Company performance goals. It is intended that the MIP constitute an unfunded plan for purposes of the Employee Retirement Income Securities Act of 1974, as amended. The amount of compensation or awards deferred is deemed to be invested in a hypothetical investment as of the date of deferral. During the years ended December 31, 2013, 2012 and 2011, the Company funded discretionary contributions to the MIP totaling $0.5 million, $0.4 million and $0.3 million, respectively. In addition, total accrued amount including employee deferrals, discretionary contributions and related earnings was approximately $1.2 million and $0.9 million as of December 31, 2013 and 2012, respectively.

Bonus Plan

On November 4, 2010, the Compensation Committee established an annual incentive (“bonus plan”) for all employees that is discretionary in nature. The bonus plan is performance based and includes both qualitative and quantitative criteria. For the years ended December 31, 2013 and 2012, the Company accrued $4.4 million and $3.5 million, respectively.

Defined Benefit Pension Plan and Other Post-Retirement Benefits

The Company maintains plans that provide defined pension benefits as well as postretirement medical and life benefits for employees of Molycorp Canada’s former manufacturing facility in Anderson, Indiana. The facility was closed in March 2002, and there were 293 participants in the plans at December 31, 2013. The plans had an aggregate benefit obligation of $7.6 million and $8.9 million as of December 31, 2013 and 2012, respectively, while aggregate assets of the plans totaled $5.6 million as of those dates. The plans’ aggregate underfunded status totaled $2.0 million and $3.3 million as of December 31, 2013 and 2012, respectively, and is included in accumulated other comprehensive income in the consolidated balance sheet, net of related income taxes. The Company’s aggregate net periodic benefit cost totaled $0.3 million and $0.1 million for the year ended December 31, 2013 and for the period from June 12, 2012 to December 31, 2012, respectively.

As of December 31, 2013, the plans’ assets consisted of fixed income securities of $3.8 million, equity securities of $1.4 million and interest bearing cash of $0.4 million. Of those amounts, $3.6 million of the fixed income securities were valued using Level 2 inputs of the fair value hierarchy while all remaining assets were valued using Level 1 inputs.
Severance Charges

In the first quarter of 2013, the Company took a number of actions as part of its continuing effort to contain costs and increase the efficiency of its operations. As a result, the Company reduced a portion of its workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million, which were included in "Selling, general and administrative” expense in the consolidated statements of operations and comprehensive income. As of December 31, 2013, the Company had paid $1.9 million of these severance benefits and expects to pay the remaining benefits by March 31, 2014.

In relation to the Company’s plan to discontinue operations at the Napanee facility described in Note 27, the Company recognized employee severance and benefit costs of $0.1 million at the beginning of the third quarter of 2013, which were substantially paid as of September 30, 2013. These severance and benefit costs were included in the results of discontinued operations in the consolidated statements of operations and comprehensive income.

(26)	Subsidiary Guarantor Financial Information
The Senior Notes are jointly, severally and unconditionally guaranteed by all of Molycorp, Inc.'s existing and future domestic material subsidiaries, as defined in the indenture governing the Senior Notes (collectively, the "Guarantor Subsidiaries"). The Senior Notes guarantee of a guarantor will automatically terminate, and the obligations of such guarantor under the Senior Notes guarantee will be unconditionally released and discharged, upon (all terms as defined in the indenture governing the Senior Notes):

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

	At December 31, 2013
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$169,145	$6,467	$138,705	$—	$314,317
Trade accounts receivable, net	—	4,990	56,767	—	61,757
Inventory	—	32,307	139,476	—	171,783
Deferred charges	—	—	1,046	—	1,046
Deferred tax assets	—	—	1,456	—	1,456
Income tax receivable	—	—	787	—	787
Prepaid expenses and other current assets	—	15,833	10,088	—	25,921
Total current assets	169,145	59,597	348,325	—	577,067
Non-current assets:
Deposits	1,754	24,243	—	—	25,997
Property, plant and equipment, net	—	1,620,851	142,023	—	1,762,874
Inventory	—	25,329	—	—	25,329
Intangible assets, net	—	442	330,425	—	330,867
Investments	—	34,134	14,741	—	48,875
Deferred tax assets	—	—	109	—	109
Goodwill	—	—	228,750	—	228,750
Investments in consolidated subsidiaries	532,767	121,849	—	(654,616)	—
Intercompany accounts receivable	2,001,583	—	—	(2,001,583)	—
Other non-current assets	—	771	6,163	—	6,934
Total non-current assets	2,536,104	1,827,619	722,211	(2,656,199)	2,429,735
Total assets	$2,705,249	$1,887,216	$1,070,536	$(2,656,199)	$3,006,802

Current liabilities:
Trade accounts payable	$—	$49,702	$34,747	$—	$84,449
Accrued expenses	18,158	13,782	16,561	—	48,501
Income tax payable	—	—	1,946	—	1,946
Deferred tax liabilities	—	—	1,500	—	1,500
Debt and capital lease obligations	—	2,234	14,128	—	16,362
Other current liabilities	—	617	—	—	617
Total current liabilities	18,158	66,335	68,882	—	153,375
Non-current liabilities:
Asset retirement obligation	—	16,966	—	—	16,966
Deferred tax liabilities	—	—	85,481	—	85,481
Debt and capital lease obligations	1,339,368	19,355	5,193	—	1,363,916
Derivative liability	—	—	6,089	—	6,089
Pension liabilities	—	—	2,044	—	2,044
Intercompany accounts payable	—	1,999,562	2,021	(2,001,583)	—
Other non-current liabilities	—	1,393	476	—	1,869
Total non-current liabilities	1,339,368	2,037,276	101,304	(2,001,583)	1,476,365
Total liabilities	$1,357,526	$2,103,611	$170,186	$(2,001,583)	$1,629,740

Stockholders’ equity:
Common stock	241	—	—	—	241
Preferred stock	2	—	—	—	2
Additional paid-in capital	2,194,405	149,857	1,315,426	(1,465,283)	2,194,405
Accumulated other comprehensive loss	(6,451)	—	(6,451)	6,451	(6,451)

Accumulated deficit	(840,474)	(366,252)	(437,964)	804,216	(840,474)
Total Molycorp stockholders’ equity	1,347,723	(216,395)	871,011	(654,616)	1,347,723
Noncontrolling interests	—	—	29,339	—	29,339
Total stockholders’ equity	1,347,723	(216,395)	900,350	(654,616)	1,377,062
Total liabilities and stockholders’ equity	$2,705,249	$1,887,216	$1,070,536	$(2,656,199)	$3,006,802

	At December 31, 2012
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$16,560	$18,020	$193,210	$—	$227,790
Trade accounts receivable, net	—	7,738	44,692	—	52,430
Inventory	—	49,416	237,960	—	287,376
Deferred charges	—	2,203	7,209	—	9,412
Deferred tax assets	—	—	11,731	(1,942)	9,789
Income tax receivable	—	25,087	—	—	25,087
Prepaid expenses and other current assets	—	9,085	12,709	—	21,794
Total current assets	16,560	111,549	507,511	(1,942)	633,678
Non-current assets:
Deposits	1,752	24,862	155	—	26,769
Property, plant and equipment, net	—	1,377,147	167,157	—	1,544,304
Inventory	—	26,096	—	—	26,096
Intangible assets, net	—	508	450,430	—	450,938
Investments	—	45,241	18,795		64,036
Deferred tax assets	6,030	—	—	(6,030)	—
Goodwill	—	—	239,742	—	239,742
Investments in consolidated subsidiaries	883,319	97,960	—	(981,279)	—
Intercompany accounts receivable	1,539,877	207,035	794	(1,747,706)	—
Other non-current assets	—	885	6,087	—	6,972
Total non-current assets	2,430,978	1,779,734	883,160	(2,735,015)	2,358,857
Total assets	$2,447,538	$1,891,283	$1,390,671	$(2,736,957)	$2,992,535

Current liabilities:
Trade accounts payable	$—	$191,769	$50,225	$—	$241,994
Accrued expenses	14,872	10,087	34,054	—	59,013
Income tax payable	—	—	15,267	—	15,267
Deferred tax liabilities	—	1,942	—	(1,942)	—
Debt and capital lease obligations	—	352	39,252	—	39,604
Other current liabilities	—	3,539	—	—	3,539
Total current liabilities	14,872	207,689	138,798	(1,942)	359,417
Non-current liabilities:
Asset retirement obligation	—	18,586	—	—	18,586
Deferred tax liabilities	—	23,130	143,575	(6,030)	160,675
Debt and capital lease obligations	1,166,777	15,163	6,892	—	1,188,832
Derivative liability	—	—	7,816	—	7,816
Pension liabilities	—	—	3,292	—	3,292
Intercompany accounts payable	49,843	1,577,363	120,500	(1,747,706)	—
Other non-current liabilities	—	1,102	1,557	—	2,659
Total non-current liabilities	1,216,620	1,635,344	283,632	(1,753,736)	1,381,860

Total liabilities	$1,231,492	$1,843,033	$422,430	$(1,755,678)	$1,741,277

Stockholders’ equity:
Common stock	139	—	—	—	139
Preferred stock	2	—	—	—	2
Additional paid-in capital	1,691,429	149,857	1,283,863	(1,433,720)	1,691,429
Accumulated other comprehensive loss	(9,433)	—	(9,433)	9,433	(9,433)
Accumulated deficit	(466,091)	(101,607)	(341,401)	443,008	(466,091)
Total Molycorp stockholders’ equity	1,216,046	48,250	933,029	(981,279)	1,216,046
Noncontrolling interests	—	—	35,212	—	35,212
Total stockholders’ equity	1,216,046	48,250	968,241	(981,279)	1,251,258
Total liabilities and stockholders’ equity	$2,447,538	$1,891,283	$1,390,671	$(2,736,957)	$2,992,535

	Year Ended December 31, 2013
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$88,266	$517,202	$(51,078)	$554,390
Costs of sales:
Costs excluding depreciation and amortization	—	(200,650)	(404,259)	51,078	(553,831)
Depreciation and amortization	—	(40,220)	(27,507)	—	(67,727)
Gross (loss) profit	—	(152,604)	85,436	—	(67,168)
Operating expenses:
Selling, general and administrative	(190)	(66,132)	(40,847)	—	(107,169)
Corporate development	—	(247)	—	—	(247)
Depreciation, amortization and accretion	—	(6,424)	(31,613)	—	(38,037)
Research and development	—	(5,069)	(18,103)	—	(23,172)
Impairment of goodwill and other long-lived assets	—	(14,250)	(106,648)	—	(120,898)
Operating loss	(190)	(244,726)	(111,775)	—	(356,691)
Other (expense) income:
Other expense	5	(7,242)	(288)	—	(7,525)
Foreign exchange (losses) gains, net	(9,896)	11	9,509	—	(376)
Interest (expense) income, net	(64,392)	3,807	(7,099)	—	(67,684)
Interest income (expense) from intercompany notes	36,724	(2,493)	(34,231)	—	—
Equity earnings from consolidated subsidiaries	(330,604)	(7,674)	—	338,278	—
	(368,163)	(13,591)	(32,109)	338,278	(75,585)
Loss from continuing operations before income taxes and equity earnings	(368,353)	(258,317)	(143,884)	338,278	(432,276)
Income tax (loss) benefit	(6,030)	23,130	53,843	—	70,943
Equity in results of affiliates	—	(6,529)	(2,640)	—	(9,169)
Loss from continuing operations	(374,383)	(241,716)	(92,681)	338,278	(370,502)
Loss from discontinued operations, net of tax	—	—	(6,427)	—	(6,427)
Net loss	(374,383)	(241,716)	(99,108)	338,278	(376,929)
Net income attributable to noncontrolling interest	—	—	2,546	—	2,546
Net loss attributable to Molycorp stockholders	$(374,383)	$(241,716)	$(96,562)	$338,278	$(374,383)

Net loss	$(374,383)	$(241,716)	$(99,108)	$338,278	$(376,929)
Other comprehensive income:
Foreign currency translation adjustments	$—	$—	$1,623	$—	$1,623
Actuarial gain (loss)	—	—	1,359	—	1,359
Comprehensive loss	$(374,383)	$(241,716)	$(96,126)	$338,278	$(373,947)
Comprehensive loss attributable to:
Molycorp stockholders	(374,383)	(241,716)	(98,672)	338,278	(376,493)
Noncontrolling interest	—	—	2,546	—	2,546
	$(374,383)	$(241,716)	$(96,126)	$338,278	$(373,947)

	Year Ended December 31, 2012
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$139,257	$413,951	$(25,512)	$527,696
Costs of sales:
Costs excluding depreciation and amortization	—	(153,461)	(350,304)	25,512	(478,253)
Depreciation and amortization	—	(12,094)	(18,527)	—	(30,621)
Gross (loss) profit	—	(26,298)	45,120	—	18,822
Operating expenses:
Selling, general and administrative	46	(86,493)	(26,990)	—	(113,437)
Corporate development	(46)	(19,750)	—	—	(19,796)
Depreciation, amortization and accretion	—	(2,220)	(19,967)	—	(22,187)
Research and development	—	(12,984)	(14,812)	—	(27,796)
Impairment of goodwill and other long-lived assets	—	(5,747)	(296,008)	—	(301,755)
Operating loss	—	(153,492)	(312,657)	—	(466,149)
Other (expense) income:
Other expense	(37,589)	(328)	(881)	—	(38,798)
Foreign exchange gains, net	—	—	2,872	—	2,872
Interest expense, net	(18,118)	(3,496)	(502)	—	(22,116)
Interest income (expense) from intercompany notes	25,157	3,152	(28,309)	—	—
Equity earnings from consolidated subsidiaries	(456,649)	(23,205)	—	479,854	—
	(487,199)	(23,877)	(26,820)	479,854	(58,042)
Loss from continuing operations before income taxes and equity earnings	(487,199)	(177,369)	(339,477)	479,854	(524,191)
Income tax benefit (expense)	6,030	53,840	(5,795)	—	54,075
Equity in results of affiliates	—	(2,439)	(1,051)	—	(3,490)
Loss from continuing operations	(481,169)	(125,968)	(346,323)	479,854	(473,606)
Loss from discontinued operations, net of tax	—	—	(1,737)	—	(1,737)
Net loss	(481,169)	(125,968)	(348,060)	479,854	(475,343)
Net income attributable to noncontrolling interest	—	—	(5,826)	—	(5,826)
Net loss attributable to Molycorp stockholders	$(481,169)	$(125,968)	$(353,886)	$479,854	$(481,169)

Net loss	$(481,169)	$(125,968)	$(348,060)	$479,854	$(475,343)
Other comprehensive income:
Foreign currency translation adjustments	—	—	248	—	248
Actuarial gain (loss)	—	—	(1,200)	—	(1,200)
Comprehensive loss	$(481,169)	$(125,968)	$(349,012)	$479,854	$(476,295)
Comprehensive loss attributable to:
Molycorp stockholders	(481,169)	(125,968)	(343,186)	479,854	(470,469)
Noncontrolling interest	—	—	(5,826)	—	(5,826)
	$(481,169)	$(125,968)	$(349,012)	$479,854	$(476,295)

	Year Ended December 31, 2011
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$365,490	$100,398	$(69,057)	$396,831
Costs of sales:
Costs excluding depreciation and amortization	—	(158,951)	(74,457)	69,057	(164,351)
Depreciation and amortization	—	(9,411)	(4,128)	—	(13,539)
Gross profit	—	197,128	21,813	—	218,941
Operating expenses:
Selling, general and administrative	(7)	(48,296)	(2,454)	—	(50,757)
Corporate development	—	(5,912)	—	—	(5,912)
Depreciation, amortization and accretion	—	(1,378)	(310)	—	(1,688)
Research and development	—	(7,718)	—	—	(7,718)
Operating (loss) income	(7)	133,824	19,049	—	152,866
Other (expense) income:
Other expense	—	(153)	—	—	(153)
Foreign exchange losses, net	—	—	(5,415)	—	(5,415)
Interest (expense) income, net	(499)	248	(137)	—	(388)
Interest income (expense) from intercompany notes	424	(296)	(128)	—	—
Equity earnings from consolidated subsidiaries	117,608	12,485	—	(130,093)	—
	117,533	12,284	(5,680)	(130,093)	(5,956)
Income before income taxes	117,526	146,108	13,369	(130,093)	146,910
Income tax expense	—	(28,500)	(76)	—	(28,576)
Net income	117,526	117,608	13,293	(130,093)	118,334
Net income attributable to noncontrolling interest	—	—	(808)	—	(808)
Net income attributable to Molycorp stockholders	$117,526	$117,608	$12,485	$(130,093)	$117,526

Net income	$117,526	$117,608	$13,293	$(130,093)	$118,334
Other comprehensive income:
Foreign currency translation adjustments	—	—	(8,481)	—	(8,481)
Comprehensive income	$117,526	$117,608	$4,812	$(130,093)	$109,853
Comprehensive income attributable to:
Molycorp stockholders	117,526	117,608	4,427	(130,093)	109,468
Noncontrolling interest	—	—	385	—	385
	$117,526	$117,608	$4,812	$(130,093)	$109,853

	Year Ended December 31, 2013
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(39,075)	$(133,612)	$18,336	$—	$(154,351)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Loans to Parent	—	—	(12,800)	12,800	—
Intercompany advances made	(391,560)	—	—	391,560	—
Loans to non-guarantor	(117,512)	(1,300)	—	118,812	—
Repayments of notes receivable from non-guarantor	38,000	117,776	—	(155,776)	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(361,782)	(17,530)	—	(379,312)
Other investing activities	—	4,902	575	—	5,477
Net cash used in investing activities	(471,072)	(243,827)	(69,755)	407,396	(377,258)
Cash flows from financing activities:
Repayments of debt	—	—	(26,823)	—	(26,823)
Net proceeds from sale of common stock	495,717	—	—	—	495,717
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(11,385)	—	—	—	(11,385)
Dividend paid to noncontrolling interests	—	—	(4,546)	—	(4,546)
Borrowing from non-guarantor	12,800	40,000	—	(52,800)	—
Borrowings from parent	—	—	117,512	(117,512)	—
Borrowings from guarantor	—	—	1,300	(1,300)	—
Repayments to parent	—	—	(38,000)	38,000	—
Repayments to guarantor	—	—	(117,776)	117,776	—
Intercompany advances owed	—	327,183	64,377	(391,560)	—
Other financing activities	—	(1,297)	—	—	(1,297)
Net cash provided by financing activities	662,732	365,886	(3,956)	(407,396)	617,266
Effect of exchange rate changes on cash	—	—	870	—	870
Net change in cash and cash equivalents	152,585	(11,553)	(54,505)	—	86,527
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$169,145	$6,467	$138,705	$—	$314,317

	Year Ended December 31, 2012
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(13,207)	$(112,386)	$35,958	$—	$(89,635)
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(591,011)	—	(591,011)
Loans to subsidiaries	(683,063)	—	—	683,063	—
Loans to Parent	—	(37,589)	—	37,589	—
Intercompany advances made	(1,009,014)	—	—	1,009,014	—
Repayments from subsidiaries	87,824	—	—	(87,824)	—
Investment in subsidiaries	(350,000)	—	—	350,000	—
Notes receivable to non-guarantor	—	(227,512)	—	227,512	—
Repayments of notes receivable from non-guarantor	—	110,000	—	(110,000)	—
Investment in joint ventures	—	(27,680)	(5,364)	—	(33,044)
Deposits	—	(3,999)	—	—	(3,999)
Capital expenditures	—	(766,951)	(24,518)	—	(791,469)
Acquisition of exploration rights	—	—	(8,167)	—	(8,167)
Other investing activities	—	—	4,761	—	4,761
Net cash used in investing activities	(1,954,253)	(953,731)	(624,299)	2,109,354	(1,422,929)
Cash flows from financing activities:
Capital contributions from stockholder	390,093	—	—	—	390,093
Capital contributions from Parent	—	—	350,000	(350,000)	—
Repayments of debt	—	(870)	(227,838)	—	(228,708)
Net proceeds from sale of common stock	132,130	—	—	—	132,130
Issuance of 10% Senior Secured Notes	635,373	—	—	—	635,373
Issuance of 6.00% Convertible Notes	395,712	—	—	—	395,712
Payments of preferred dividends	(11,385)	—	—	—	(11,385)
Dividend paid to noncontrolling interests	—	—	(5,977)	—	(5,977)
Proceeds from debt	—	—	14,699	—	14,699
Borrowings from parent	—	227,512	455,551	(683,063)	—
Repayments of borrowings to parent	—	(34,327)	(53,497)	87,824	—
Borrowing from guarantor	37,589	—	227,512	(265,101)	—
Repayments of borrowings to guarantor	—	—	(110,000)	110,000	—
Intercompany advances owed	—	881,179	127,835	(1,009,014)	—
Other financing activities	(2,938)	(115)	1,499	—	(1,554)
Net cash provided by financing activities	1,576,574	1,073,379	779,784	(2,109,354)	1,320,383
Effect of exchange rate changes on cash	—	—	1,116	—	1,116
Net change in cash and cash equivalents	(390,886)	7,262	192,559	—	(191,065)
Cash and cash equivalents at beginning of the period	407,446	10,758	651	—	418,855
Cash and cash equivalents at end of period	$16,560	$18,020	$193,210	$—	$227,790

	Year Ended December 31, 2011
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash provided by (used in) operating activities	$903	$44,211	$(2,149)	$—	$42,965
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(30,128)	105	—	(30,023)
Cash paid to acquire non-marketable securities	—	(20,000)	—	—	(20,000)
Loans to subsidiaries	(49,430)	—	—	49,430	—
Intercompany advances made	(290,633)	—	—	290,633	—
Deposits	16,449	(13,552)	—	—	2,897
Capital expenditures	—	(294,010)	(8,170)	—	(302,180)
Other investing activities	—	16	(100)	—	(84)
Net cash used in investing activities	(323,614)	(357,674)	(8,165)	340,063	(349,390)
Cash flows from financing activities:
Repayments of short-term borrowings—related party	—	(3,150)	—	—	(3,150)
Repayments of debt	—	—	(4,428)	—	(4,428)
Net proceeds from sale of preferred stock	199,642	—	—	—	199,642
Net proceeds from sale of Convertible Notes	223,100	—	—	—	223,100
Payments of preferred dividends	(9,015)	—	—	—	(9,015)
Proceeds from debt	—	—	5,131	—	5,131
Intercompany advances owed	—	290,001	632	(290,633)	—
Net borrowings from parent	—	37,370	12,060	(49,430)	—
Net cash provided by financing activities	413,727	324,221	13,395	(340,063)	411,280
Effect of exchange rate changes on cash	—	—	(2,430)	—	(2,430)
Net change in cash and cash equivalents	91,016	10,758	651	—	102,425
Cash and cash equivalents at beginning of the period	316,430	—	—	—	316,430
Cash and cash equivalents at end of period	$407,446	$10,758	$651	$—	$418,855

(27)	Discontinued Operations
In July 2013, the Company committed to a plan to discontinue operations at its Napanee facility by the end of 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. In December of 2013, the Company received a firm offer to purchase the Napanee facility. The facility, which consists of two buildings on approximately two acres, specializes on the recycling of rhenium bearing scrap, was acquired in June 2012 as part of the Molycorp Canada acquisition and is included within the Rare Metals segment. In addition to the land and the buildings, the disposal group includes hydrometallurgical recovery equipment and rhenium inventory. As of December 31, 2013, the disposal group had the following carrying amounts, which were recorded under “Prepaid expenses and other current assets” in the consolidated balance sheet:

December 31, 2013
(In thousands)
Land	$25
Buildings	250
Equipment	250
Inventory	475
Carrying value of disposal group	$1,000

The following table summarizes the operating results of the Napanee facility included in discontinued operations for the years ended December 31, 2013 and 2012:

	December 31,	June 12 -December 31,
	2013	2012
	(In thousands)
Revenues	$2,091	$1,214
Costs of sales	(3,834)	(2,691)
Selling, general and administrative expenses	(351)	(232)
Depreciation	(28)	(28)
Operating loss	(2,122)	(1,737)
Loss on assets impairment	(4,305)	—
Income tax	—	—
Net loss	$(6,427)	$(1,737)

(28)	Fair Value of Financial Instruments
For assets and liabilities that are required under GAAP to be measured at fair value on a recurring or nonrecurring basis, the Company refers to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad levels:

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
The fair value of many of the Company's financial instruments, including cash and cash equivalents, trade accounts receivables, trade accounts payable and accrued expenses approximate their related carrying amounts because of the relatively short-term nature of these financial instruments.
The Company's assets and liabilities measured at fair value on a recurring basis were as follows at December 31, 2013 and 2012:

	At December 31, 2013
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Cash equivalents	$179,052	—	—	$179,052
Liabilities:
Derivative liability	—	—	$6,089	$6,089

	At December 31, 2012
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Cash equivalents	$58,253	—	—	$58,253
Liabilities:
Derivative liability	—	—	$7,816	$7,816
The financial assets classified in Level 1 at December 31, 2013 and 2012 consist of money market funds valued based on quoted prices for identical assets in active markets. The technique used to fair value the derivative liability classified in Level 3 is the income approach based on a discounted cash flow model. See Note 24 for further information of the derivative liability.
The following table presents the fair value of financial liabilities the Company reports at their carrying value:

		At December 31, 2013		At December 31, 2012
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Long-term debt
3.25% Convertible Notes due June 2016	(Level 1)	$207,028	$161,771	$198,689	$159,542
6.00% Convertible Notes due September 2017	(Level 1)	346,708	312,570	331,977	412,965
5.50% Convertible Notes due February 2018	(Level 1)	148,198	164,015	n/a	n/a
10% Senior Secured Notes due June 2020	(Level 1)	637,435	646,750	636,111	n/a
Total long-term debt		$1,339,369	$1,285,106	$1,166,777	$572,507
The fair value of the long-term debt listed above is based on the last available market trade of each year. Unlike the convertible notes, the Senior Notes are more actively traded and, therefore, their market yield is generally available through the last business day of December. The Debentures are not actively traded, and the difference between their carrying value and fair value is impractical to estimate.
The carrying amount of certain other financial instruments, such as trade accounts receivables, trade accounts payable and accrued expenses approximate fair value because of their relatively short-term nature, and, therefore, have been excluded from the table above.

(29)	Unaudited Supplementary Data
The following is a summary of the selected quarterly financial information (unaudited):

	2013
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share data)
Revenues	145,398	136,112	149,066	123,814
Gross profit (loss)	(4,305)	(18,036)	(17,778)	(27,049)
Loss from continuing operations before income taxes and equity earnings (a)	(57,249)	(70,254)	(76,181)	(228,592)
Net loss	(38,153)	(70,689)	(69,799)	(198,288)
Net loss attributable to Molycorp stockholders	(38,971)	(71,175)	(69,929)	(194,308)

Loss per share of common stock from continuing operations: (b)
Basic	(0.27)	(0.44)	(0.43)	(0.95)
Diluted	(0.27)	(0.44)	(0.43)	(0.95)

	2012
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share data)
Revenues	84,470	104,410	205,205	133,611
Gross profit (loss)	31,027	(3,996)	11,494	(19,703)
Loss from continuing operations before income taxes and equity earnings (c)	(5,434)	(93,871)	(42,984)	(381,902)
Net loss	(3,478)	(66,924)	(15,451)	(389,490)
Net loss attributable to Molycorp stockholders	(3,478)	(67,604)	(18,891)	(391,196)

Loss per share of common stock from continuing operations: (b)
Basic	(0.07)	(0.71)	(0.19)	(3.16)
Diluted	(0.07)	(0.71)	(0.19)	(3.16)

(a)
Includes the following impairment charges in the fourth quarter: goodwill, $11.0 million; rare earths quotas, $67.2 million; patents, $10.2 million; exploration rights, $16.2 million; cost-method investments $9.4 million and long-lived tangible assets, $16.3 million.

(b)
The sum of the quarterly income (loss) per share may be different than the per share amount for the year as the calculation for each quarter is based on the weighted average shares outstanding for that period.

(c)	Includes the following impairment charges in the fourth quarter: goodwill, $287.9 million; patents, $6.0 million; and long-lived tangible assets, $5.9 million.

(30)	Subsequent Events
Preferred stock dividend
On February 5, 2014, the Company declared a cash dividend of $1.375 per share on the Convertible Preferred Stock to be paid on March 1, 2014 to holders of record at the close of business on February 15, 2014.
Mandatory convertible preferred stock
The Company's mandatory convertible preferred stock converted into 4,140,000 shares of common stock as of March 1, 2014.
Sale of Napanee facility
On March 3, 2014, the Company closed the sale of its Napanee facility.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on its evaluation, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013, because of material weaknesses in the Company's internal control over financial reporting described below. Notwithstanding the material weaknesses described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.
Management's annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on an evaluation under the framework in "Internal Control-Integrated Framework," issued by COSO, the Company's management identified the following control deficiencies as of December 31, 2013 that constituted material weaknesses:
As of December 31, 2013, the Company continues to have a material weakness as it did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with its financial reporting requirements. This limited the Company's ability, in certain areas, to ensure the necessary consistent communication, reinforcement, and application of accounting policies to make appropriate accounting adjustments and disclosure decisions and resulted in ineffective review of certain reconciliations and journal entries and errors in recording transactions in the financial records.
This continuing material weakness resulted in immaterial audit adjustments of the Company's inventory, cost of goods sold, deferred tax assets, income tax benefit, fixed assets and interest expense accounts, as well as financial disclosures within the Subsidiary Guarantor Financial Information footnote. The continuing material weakness did not result in any material misstatements of the Company's financial statements and disclosures for the years ended December 31, 2013 and 2012.
Additionally, the Company did not design and maintain effective controls over restricted access, automated controls and change management activities within a recently implemented ERP system. Further, certain personnel have the ability to prepare and post journal entries without independent review by someone other than the preparer. Specifically, the Company's internal controls were not designed or operating effectively to provide reasonable assurance that transactions were appropriately recorded or were properly reviewed for validity, accuracy and completeness.
The material weaknesses described above could result in a material misstatement to the consolidated financial statements and disclosures that would not be prevented or detected. As a result, the Company's management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in "Internal Control-Integrated Framework" issued by the COSO in 1992.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Remediation plan
In response to the material weaknesses described above, the Company's management, with oversight from its Audit and Ethics Committee, is dedicating appropriate resources to remediate such material weaknesses. Until the remediation steps set forth below are fully implemented, the material weaknesses described above will continue to exist.
Management is taking the following actions to remediate the material weaknesses described above:
•Continuing to supplement its accounting department with personnel having an appropriate level of accounting knowledge, experience and training commensurate with its financial reporting requirements, and continue to train them on the Company's control procedures that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;
•Increasing the number of review layers for all key accounting reconciliations and analytical procedures;
•Training the accounting staff in its Corporate offices and Mountain Pass operation on the performance of controls for the preparation, execution and review of the calculation of inventory and costs of sales, and controls that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;
•Increasing involvement and oversight from the Company's Corporate offices; and
• Implementing enhanced system-based controls, as well as other compensating controls, over restricted access, automated controls and change management activities within the Company’s recently implemented ERP system.
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
Changes in internal control over financial reporting
There were changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting related to the ongoing implementation of a number of remediation steps to address the material weaknesses described above.
ITEM 9B.    OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item, other than the information regarding our executive officers, is incorporated herein by reference to the information provided in our definitive proxy statement for the 2014 annual meeting of stockholders to be filed within 120 days from December 31, 2013.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2014 annual meeting of stockholders to be filed within 120 days from December 31, 2013.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2014 annual meeting of stockholders to be filed within 120 days from December 31, 2013.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2014 annual meeting of stockholders to be filed within 120 days from December 31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2014 annual meeting of stockholders to be filed within 120 days from December 31, 2013.
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

By: /s/ Geoffrey R. Bedford
Geoffrey R. Bedford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Geoffrey R. Bedford Geoffrey R. Bedford	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 3, 2014
/s/ Michael F. Doolan Michael F. Doolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2014
* Russell D. Ball	Director	March 3, 2014
* Brian T. Dolan	Director	March 3, 2014
* John Graell	Director	March 3, 2014
* Charles R. Henry	Director	March 3, 2014
* Constantine E. Karayannopoulos	Chairman of the Board	March 3, 2014
* Mark S. Kristoff	Director	March 3, 2014
* Alec Machiels	Director	March 3, 2014
* Dr. Michael Schwarzkopf	Director	March 3, 2014

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

2.2		Amendment to Securities Purchase Agreement, dated October 7, 2013, by and between Molycorp, Inc. and Molibdenos y Metales S.A.
2.3
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

10.5
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.18 to Molycorp, Inc.'s Registration Statement on Form S-1 (Registration No. 333-166129) filed with the Securities and Exchange Commission on July 13, 2010).

10.6	*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).

10.7	*
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).

10.8	*
Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on November 8, 2010).

10.9	*
Molycorp, Inc. Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to Molycorp, Inc.'s Registration Statement on Form S-1 (Registration No. 333-171827) filed with the Securities and Exchange Commission on January 24, 2011).

10.10	*
Molycorp, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on December 21, 2010).

10.11	*
Form of Restricted Stock Units Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) file with the Securities and Exchange Commission on August 11, 2011).

10.12	*
Amendment No. 1 to Molycorp Inc. Amended and Restated Management Incentive and Compensation Plan, effective as of December 20, 2010 (incorporated by reference to Exhibit 10.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 10, 2011).

10.13	*
Form of Restricted Stock Units Agreement for Non-employee Directors Deferred Compensation Plan Participants (incorporated by reference to Exhibit 10.2 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 10, 2011).

10.14	*
Form of MICP Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.29 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on February 28, 2012).

10.15	*
Molycorp, Inc. Severance Pay Plan for Management Employees, effective as of December 7, 2011 (incorporated by reference to Exhibit 10.30 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on February 28, 2012).

10.16	*
First Amendment to the Molycorp, Inc. Severance Pay Plan for Management Employees, effective as of March 7, 2013 (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on May 9, 2013).

10.17	*
Summary of Molycorp, Inc. 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012).

10.18	*
Form of Performance-Based Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 5, 2012).

10.19	*
Molycorp, Inc. 2012 Employee Stock Purchase Plan, effective as of May 31, 2012 (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on June 6, 2012).

10.20
Share Lending Agreement, dated August 17, 2012, by and between the Company, as Lender, and Morgan Stanley Capital Services LLC, as Borrower (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 22, 2013).

10.21
Share Lending Agreement, dated as of January 24, 2013, by and between the Company, as Lender, and Morgan Stanley Capital Services LLC, as Borrower (incorporated by reference to Exhibit 10.1 to Molycorp,  Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on January 30, 2013).

10.22	*	Employment Agreement, dated December 5, 2013, by and between Molycorp, Inc. and Geoffrey R. Bedford.
21.1		List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of SRK Consulting (U.S.), Inc.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b).

(This page has been left blank intentionally)