Form 10-K/A
period 2013-12-31
Molycorp, Inc.
filed 2014-04-29
CIK 1489137

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10‑K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2014. The Company is filing this Amendment No. 1 to the Form 10-K (“Form 10‑K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2014 annual meeting of stockholders, because the Company's definitive proxy statement will not be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2013. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
The Board of Directors, or Board, is currently divided into three classes (Class I, Class II and Class III). At each annual stockholders’ meeting, one class of directors stands for election. The elected directors are elected to serve until the third annual meeting of stockholders following their election, with each director of each class to serve until such director’s successor is elected and qualified or until such director’s earlier resignation or removal. The exact number of members on the Board, which shall not be less than seven or more than eleven, will be determined by the Board from time to time by resolution of a majority of the full Board, or by the affirmative vote of 66⅔% of the voting stock of the Company, voting together as a single class. The following persons serve as directors of the Company as of April 29, 2014.
Class I Directors with Terms Expiring in 2014
Russell D. Ball, age 46, has been a director since March 2010. Since May 2013, Mr. Ball has served as executive vice president, capital management for Goldcorp, Inc., a gold mining company. Previously, from July 2007 until May 2013, Mr. Ball served as chief financial officer and executive vice president of Newmont Mining Corporation, a gold mining and production company. Before becoming chief financial officer, Mr. Ball held a variety of senior positions with Newmont Mining Corporation, including vice president and controller from 2004 until 2007. Mr. Ball is both a chartered accountant in South Africa and a certified public accountant in the United States. Mr. Ball brings a unique and important understanding of finance and accounting in the global mining industry to the Board.
Charles R. Henry, age 76, has been a director since August 2009. Mr. Henry is currently the president of CRH, Inc., a consulting firm specializing in federal government acquisition issues, and has been associated with CRH, Inc. since its formation in 1993. From 2005 to 2007, Mr. Henry was the chief operating officer of CEG Company, a leading producer of wiring harnesses for military vehicles. From October 2001 to January 2004, he organized and served as chief executive officer of the Veteran Corporation, a congressionally mandated non-profit organization designed to promote veteran business interests. He has served on the board of directors of Gaming Partners International, a gaming products company, since June 2006. In March 2013, he was appointed chairman of the board of directors of Imperatis, Inc., a service organization to America’s defense, intelligence and civilian, as well as profit and non-profit, sectors. Mr. Henry is a retired two-star general who served 32 years in the U.S. Army. In 1990, Mr. Henry was chosen by the Bush Administration to consolidate all Department of Defense contract administration into one central business entity, resulting in increased efficiency and monetary savings. With his strong background in management, Mr. Henry brings significant organizational acumen to the Board.
Dr. Michael Schwarzkopf, age 52, has been a director since August 2013. Dr. Schwarzkopf serves as chairman of the executive board of Plansee Holding AG, a private Austrian company that is a vertically integrated supplier of powder-metallurgical manufactured products made of molybdenum and tungsten. He has been a member of the Supervisory Board of Voestalpine AG since July 2004 and of Mayr-Melnhof Karton AG since April 2009. He also has served as a director at Molibdenos Metales S.A. since April 2011. He is a Mechanical Engineer with a Ph.D in materials science. Dr. Schwarzkopf’s extensive and ongoing industry knowledge makes him a vital part of the Board.
Class II Directors with Terms Expiring in 2015
Geoffrey R. Bedford, age 47, has been a director since December 2013. Mr. Bedford has served as the Company’s President and Chief Executive Officer since December 2013. Previously, he served as the Company’s Executive Vice President and Chief Operating Officer, which followed his role as Executive Vice President of the Company’s Rare Earths and Magnetics segment. Mr. Bedford served as executive vice president and chief operating officer of Neo Material Technologies, or Neo Materials, until Molycorp acquired Neo Materials in June 2012. Prior to that, he served as executive vice president of the Performance Materials Division of Neo Materials from 2005 to 2011, and as executive vice president, finance, and chief financial officer, from 1999 to 2005. Before joining Neo Materials, Mr. Bedford held successively senior financial positions with The Woodbridge Group and Champion Road Machinery. He began his professional career with PricewaterhouseCoopers LLP and has a broad range of operating, management and financial experience. He is a Canadian Chartered Accountant holding a Bachelor of Science degree from the University of Western Ontario and a Masters of Business and Administration from Northwestern University, a graduate of the Kellogg-Schulich Executive Masters of Business Administration program. Mr. Bedford’s broad management experience, comprehensive knowledge of the rare earths and magnetics industries and deep understanding of the operations of the Company, including Neo Materials, make him a valuable member of our management team and the Board.
Brian T. Dolan, age 73, has been a director since September 2008. Until December 31, 2011, when he retired, Mr. Dolan served as a partner of Resource Capital Funds, a series of private equity funds investing in the mining and minerals industry, and RCF Management, L.L.C., a company that provides management services to the several Resource Capital Funds, from January 2002 until December 2011. From 1970 to 2001, Mr. Dolan practiced law with the firm Davis Graham & Stubbs LLP of Denver, Colorado, specializing in natural resources law. Mr. Dolan’s extensive experience as a director of a wide spectrum of companies makes him a vital part of the Board.

John Graell, age 59, has been a director since March 2012. Since 1992, Mr. Graell has served as the chief executive officer of Molibdenos y Metales S.A., or Molymet, a manufacturer and processor of molybdenum. Mr. Graell serves on the boards of directors of several private companies in the metals and mining industry. Mr. Graell also served as president of the International Molybdenum Association, a non-profit trade association, from 2001 through 2005. Mr. Graell holds a degree in Industrial Engineering from Universidad de Chile. Mr. Graell brings to the Board extensive and ongoing experience as a chief executive officer of a company and director of several private companies involved in the global mining and mineral processing industries.
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
Class III Directors with Terms Expiring in 2016
James J. Jackson, age 64, has been a director since March 2014. Until his retirement in 2005, Mr. Jackson was senior vice president and chief financial officer of MobiFon S.A., a cellular telephone provider in Romania and a wholly-owned subsidiary of Vodafone Group plc, which purchased MobiFon from Telesystem Wireless International Inc. in 2005. As an employee of Telesystem Wireless International Inc., Mr. Jackson served in numerous senior financial roles from 1997 onwards, including, from July 2004 until the sale of Vodafone in 2005, as senior vice president corporate affairs, while he continued to act as MobiFon’s senior vice president and chief financial officer. From 1995 to 1997, Mr. Jackson was vice chairman, finance, for Quadrant Amroq Bottling Co. Ltd., a venture capital firm holding the franchise for Pepsi-Cola in Romania. Prior to that time, he worked for fifteen years at Alcan Aluminium Ltd., an aluminum manufacturer. Mr. Jackson served on the board of directors of Neo Materials from November 2005 until Neo Materials’ acquisition by Molycorp in June 2012, and was chair of Neo Materials’ audit committee from August 2009 until June 2012. He also served as Neo Materials’ chairman from April 2008 until August 2009. Mr. Jackson currently serves as a board member, chair of the audit committee and lead independent director of Duluth Metals Limited, a director of Miocene Metals Limited and a member of the Supervisory Council of Bite Lietuva, a mobile telephone company based in Lithuania, serving Lithuania and Latvia. Mr. Jackson is a member of the Institute of Chartered Accountants of Ontario, a registered Certified Public Accountant in the United States and a certified director as a graduate of the Institute of Corporate Directors. Mr. Jackson’s broad international experience and deep understanding of the operations of Neo Materials makes him a valuable member of the Board.
Constantine E. Karayannopoulos, age 53, has been a director since June 2012. He served as the Company’s Vice Chairman from June 2012 until December 2012, and then as Interim President and Chief Executive Officer from December 2012 until December 2013. A professional engineer, he previously served as president and chief executive officer of Neo Materials from 2005 until Molycorp acquired Neo Materials in June 2012. Prior to that, Mr. Karayannopoulos was the executive vice president and chief operating officer of Neo Materials, and also served as vice president and general manager of Neo Materials’ rare earths business unit and vice-president, sales. Before joining Neo Materials, Mr. Karayannopoulos was a manager of business development at Praxair Canada Inc., a manufacturer of industrial gases, and managed their new business acquisition efforts in Eastern Canada, as well as their commercial development activities in the chemical, petrochemical and refining industries across Canada. From 1986 to 1994, he was in the Linde Division of Union Carbide Canada (now, Praxair Canada Inc.) as a market development specialist, assuming successively more senior roles. Mr. Karayannopoulos is a director of the Canada China Business Council, a director of Lithium Americas Corp., and is a member of the Advisory Board at the University of Toronto’s Department of Chemical Engineering and Applied Chemistry. He holds Bachelor and Master of Applied Science degrees in Chemical Engineering from the University of Toronto. Mr. Karayannopoulos brings broad management experience and a comprehensive knowledge of the rare earths and magnetics industries to the Board.
Mark S. Kristoff, age 52, has been a director since September 2008. Since April 2005, Mr. Kristoff has been the chief executive officer of the Traxys Group, a global metal trading, marketing and distribution company. Before becoming chief executive officer, Mr. Kristoff was the chief operating officer of the Traxys Group from its founding in January 2003 until April 2005. Prior to the formation of the Traxys Group, Mr. Kristoff was the president of Considar Inc., a metals and ferroalloys supplier, from 1991 until 2003. Mr. Kristoff graduated from Cornell University with a B.A. in Economics in 1984. Mr. Kristoff’s experience in global trading, financing, supply chain management, and distribution of metals and rare earth elements, or REEs, provides valuable insight to the Board regarding existing and potential opportunities in the rare earths markets.

Alec Machiels, age 41, has been a director since September 2008. Mr. Machiels has served as a partner at Pegasus Capital Advisors, L.P., a private equity fund manager, since May 2006. Prior to becoming a partner at Pegasus, Mr. Machiels was vice president from June 2004 until May 2006, and an associate from August 2002 until June 2004. Mr. Machiels served as a member of the board of directors of Coffeyville Resources, LLC, an oil refinery and ammonia plant in Coffeyville, Kansas, from 2003 until 2005, as well as a member of the board of directors of Merisant Worldwide, Inc., a manufacturer and distributor of sugar substitute sweeteners, from 2005 until 2010. He has served on the board of directors of Traxys S.A., a metal trading and distribution company, since January 2006. He started his career as a financial analyst in the Financial Services Group at Goldman Sachs International in London and in the Private Equity Group at Goldman, Sachs & Co. in New York from July 1996 until June 1999. From July 2001 to July 2002, Mr. Machiels served as chief executive officer and chairman of Potentia Pharmaceuticals, Inc. Mr. Machiels received a M.B.A. from Harvard Business School in 2001. Mr. Machiels also received a masters in law from KU Leuven Law School in Belgium and a masters in international economics from Konstanz University in Germany. His strong background in financial management and investment in commodity-related businesses provides the Board with a valuable perspective on strategic, financial and capital raising matters.
EXECUTIVE OFFICERS
The following persons serve as executive officers of the Company as of April 29, 2014.

Name	Age	Position
Geoffrey R. Bedford	47	Executive Vice President and Chief Operating Officer
Michael F. Doolan	62	Executive Vice President and Chief Financial Officer
Kevin W. Johnson	57	Executive Vice President and General Counsel

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
THE BOARD OF DIRECTORS AND ITS COMMITTEES
Committees
The Board has four standing committees: the Audit and Ethics Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Health, Environment, Safety and Sustainability Committee. The members of such committees are as follows:

Audit and Ethics Committee	Compensation Committee
Russell D. Ball, Chair Brian T. Dolan Charles R. Henry James J. Jackson	Brian T. Dolan, Chair Russell Ball Mark S. Kristoff

Nominating and Corporate Governance Committee	Health, Environment, Safety and Sustainability Committee
Mark S. Kristoff, Chair John Graell Constantine E. Karayannopoulos Alec Machiels	Charles R. Henry, Chair Brian T. Dolan Constantine E. Karayannopoulos
The Board has adopted a written charter for each of the Audit and Ethics Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Health, Environment, Safety and Sustainability Committee. Committee charters are reviewed annually. These charters, as well as the Company’s Code of Business Conduct and Ethics and the Company’s Corporate Governance Guidelines, are posted and available on the Company’s website at www.molycorp.com. The information on or accessible through the Company’s website is not a part of or incorporated by reference into this Annual Report on Form 10-K/A.
Audit and Ethics Committee
The Audit and Ethics Committee held four meetings in 2013. The Audit and Ethics Committee, among other things, oversees the Company’s accounting practices and processes, system of internal controls, independent auditor relationships, financial statement audits and audit and financial reporting processes. All the members of the Company’s Audit and Ethics Committee are independent under the rules of the NYSE and Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act. Each committee member is financially literate within the requirements of the NYSE and each of Mr. Ball and Mr. Jackson is an audit committee financial expert within the applicable rules of the Securities and Exchange Commission, or the SEC, and the NYSE.
Compensation Committee
The Compensation Committee held six meetings in 2013. The Compensation Committee establishes and administers the Company’s policies, programs and procedures for compensating the Company’s executive officers and directors. The Compensation Committee’s duties include, among other things, reviewing and approving executive officer compensation and administering incentive compensation plans and equity-based plans. The Compensation Committee’s processes and procedures for the consideration and determination of executive and director compensation are discussed further under the heading “Compensation Discussion and Analysis” below. All the members of the Company’s Compensation Committee are independent under the rules of the NYSE.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee held five meetings in 2013. The Nominating and Corporate Governance Committee identifies individuals qualified to become board members, recommends director nominees, recommends board members for committee membership, develops and recommends corporate governance principles and practices, oversees the evaluation of the Board and its committees and formulates a description of the skills and attributes of desirable board members.
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

The Nominating and Corporate Governance Committee will also consider candidates recommended by the Company’s stockholders so long as the proper procedures are followed. The Nominating and Corporate Governance Committee has not established specific minimum qualifications that a candidate must have to be recommended to the Board. However, in determining qualifications for new directors, the Nominating and Corporate Governance Committee will consider potential members’ qualifications to be independent under the NYSE listing standards, as well as other factors, including the knowledge, experience, integrity and judgment of each candidate. The Company’s Bylaws provide that stockholders seeking to nominate candidates for election as directors at an annual meeting of stockholders must provide timely notice of such nomination in writing. To be timely, a stockholder’s notice generally must be delivered to or mailed and received by the Corporate Secretary of the Company at the Company’s principal executive offices not less than 90 nor more than 120 calendar days prior to the first anniversary of the preceding year’s annual meeting, subject to adjustment as provided in the Company’s Bylaws in the event of advancement or delay of the Company’s annual meeting. The Company’s Bylaws also provide certain requirements as to the form and content of a stockholder’s notice. These provisions may preclude stockholders from making nominations for directors at an annual meeting of stockholders. A stockholder’s notice must set forth, among other things, as to a nomination the stockholder proposes to bring before the meeting:

•	the name and address of the stockholder and the beneficial owner, if any, on whose behalf the proposal or nomination is made;

•	the class, series and number of shares that are owned of record or beneficially by the stockholder nominating the nominee or nominees;

•
a representation that the stockholder giving the notice is a holder of record of shares of the Company’s voting stock entitled to vote at such annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

•
whether such stockholder or beneficial owner intends to deliver a proxy statement and forms of proxy to holders of at least the percentage of shares of the Company’s voting stock required to nominate such nominee or nominees;

•	any derivative interest in the Company’s securities as such term is defined in the Company’s Bylaws;

•	any voting arrangements pursuant to which such stockholder has the right to vote any shares of the Company or which has the effect of increasing or decreasing such stockholder’s voting power;

•
any rights to certain dividends on shares of the Company that are separated or separable from the underlying shares of the Company and any entitlement to certain performance-related fees resulting from an increase or decrease in the value of shares of the Company or derivative interests; and

•
any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filing required pursuant to Section 14(a) of the Exchange Act to be made in connection with a general solicitation of proxies or consents in support of the nomination of the nominee or nominees.

The stockholder’s notice must also include, among other things, the name, age, business address, residence address and occupation of the nominee proposed by the stockholder and the signed consent of the nominee to serve as a director on the Board if so elected. The director nominee may also be required to present certain information and make certain representations and agreements at the Company’s request. In addition, a stockholder must also comply with all other applicable requirements of the Exchange Act and the rules and regulations under the Exchange Act with respect to matters relating to nomination of candidates for directors.
In addition to the formal procedure set forth in the Company’s Bylaws for the nomination of directors by stockholders, the Nominating and Corporate Governance Committee has adopted a policy to consider stockholder recommendations of candidates for nomination to the Board who stockholders submit outside the process in the Company’s Bylaws discussed above. Under this policy, the Nominating and Corporate Governance Committee will consider stockholder recommendations of candidates for nomination to the Board so long as the recommendation includes (1) complete information as to the identity and qualifications of the proposed nominee, including name, address, present and prior business and/or professional affiliations, education and experience and particular fields of expertise, (2) an indication of the nominee’s consent to serve as a director of the Company if elected and (3) the reasons why, in the opinion of the recommending stockholder, the proposed nominee is qualified and suited to be a director of the Company. Such recommendations must be mailed to the Corporate Secretary of the Company at the Company’s principal executive offices. The Nominating and Corporate Governance Committee will evaluate candidates proposed by stockholders using the same criteria that it uses for those candidates recommended by other sources.
From time to time, the Nominating and Corporate Governance Committee engages a professional search firm to assist in identifying and evaluating potential nominees.

All the members of the Company’s Nominating and Corporate Governance Committee are independent under the rules of the NYSE.
Health, Environment, Safety and Sustainability Committee
The Health, Environment, Safety and Sustainability Committee held four meetings in 2013. The Health, Environment, Safety and Sustainability Committee establishes and oversees the administration of the Company’s policies, programs and procedures for ensuring: the protection of the health and safety of the Company’s employees, contractors, customers and the public; the protection of the environment; and the promotion of sustainable development and business practices.
Board Leadership Structure and Risk Management
The Board leadership structure separates the office of Chairman of the Board and Chief Executive Officer, and the Chief Executive Officer reports to the Board. However, the Board has no policy with respect to the separation of the offices of Chairman of the Board and Chief Executive Officer. The Board believes this issue is part of the succession planning process and that it is in the best interests of the Company for the Board to consider it each time it elects the Chief Executive Officer. The Board has determined that its current leadership structure provides an appropriate framework for the Board to provide independent, objective and effective oversight of management. The Board may, however, make changes to its leadership structure in the future as it deems appropriate.
The Board is responsible for the oversight of the Company and its business, including risk management. Together with the Board’s standing committees, the Board is responsible for ensuring that material risks are identified and managed appropriately. The Board and its committees regularly review material strategic, financial, operational, legal and compliance risks with the Company’s senior management. The Audit and Ethics Committee has primary oversight responsibility for the review of major risk exposures (whether financial, operating or otherwise) and the guidelines and policies that management has put in place to govern the process of monitoring, controlling and reporting such exposures. The Audit and Ethics Committee also oversees compliance with legal and regulatory requirements and compliance with and enforcement of the Company’s Code of Business Conduct and Ethics. The Audit and Ethics Committee is also responsible for establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters. The Nominating and Corporate Governance Committee oversees compliance with the Company’s corporate governance principles, including consideration of possible conflicts of interest of directors and management. The Health, Environment, Safety and Sustainability Committee oversees the monitoring and enforcement of the Company’s policies for the protection of the safety and health of employees, contractors, customers and the public and related procedures and practices, and reviews with management the quality of the Company’s procedures for identifying, assessing, monitoring and managing the principal risks in the Company’s business associated with safety and occupational health and the protection of the environment. Each of the committees reports to the Board regarding the areas of risk it oversees.
Report of the Audit and Ethics Committee
The Audit and Ethics Committee has reviewed and discussed with the Company’s management and PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Audit and Ethics Committee has also discussed with the Company’s independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16.
The Audit and Ethics Committee has received and reviewed the written disclosures and the independence letter from PricewaterhouseCoopers LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding PricewaterhouseCoopers LLP’s communications with the Audit and Ethics Committee concerning independence and has discussed with PricewaterhouseCoopers LLP its independence.
Based on the review and discussions referred to above, the Audit and Ethics Committee recommended to the Board (and the Board subsequently approved the recommendation) that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the SEC.
AUDIT AND ETHICS COMMITTEE
Russell D. Ball, Chair
Brian T. Dolan
Charles R. Henry

Communications with Directors
Stockholders and other interested parties who wish to communicate directly with the Board, a committee of the Board, the Company’s non-management directors as a group or with an individual director regarding matters related to the Company should send the communication to:
Molycorp, Inc.
Attention: Corporate Secretary
5619 Denver Tech Center Parkway
Suite 1000
Greenwood Village, Colorado 80111
The Company will forward all such correspondence about the Company to the Board, a committee of the Board, the Company’s non-management directors as a group or an individual director, as appropriate. However, any such communications that are considered to be improper for submission to the intended recipients will not be provided to the directors. Examples of communications that would be considered improper for submission include, without limitation, customer complaints, solicitations, communications that do not relate, directly or indirectly, to the Company’s business or communications that relate to improper or irrelevant topics. In addition, please note that the Company will not forward communications that are spam, junk mail or mass mailings, resumes and other forms of job inquiries, surveys and business solicitations or advertisements.
Nomination of Directors by Stockholders
There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors subsequent to the disclosures of such procedures incorporated by reference in the Company’s previous Annual Report on Form 10-K.
Section 16 (a) Beneficial Ownership Reporting Compliance
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
Based upon the review of the copies of Section 16(a) forms received by the Company, and upon written representations from reporting persons concerning the necessity of filing a Form 5 Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2013, all filing requirements applicable to reporting persons were met.

ITEM 11.    EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
The following Compensation Discussion and Analysis (or CD&A) provides information about the 2013 compensation program for the Company’s named executive officers, whose compensation is detailed in the 2013 Summary Compensation Table below and the other executive compensation tables and narratives contained in this Annual Report on Form 10-K/A. The following information includes (1) the overall objectives of the Company’s 2013 named executive officer compensation program and what it is designed to reward, (2) each element of compensation that was provided to the Company’s named executive officers for 2013 and (3) an explanation of the Compensation Committee’s key decisions, actions and rationale regarding the 2013 compensation of the Company’s named executive officers, including how each compensation element and the Company’s decisions regarding the element fit into the Company’s overall compensation objectives.
For 2013, the Company’s named executive officers include the following three current executive officers:

Name	Title
Geoffrey R. Bedford	President and Chief Executive Officer
Michael F. Doolan	Executive Vice President and Chief Financial Officer
Kevin W. Johnson	Executive Vice President and General Counsel

In addition, the following former executive officers are also considered among the Company’s named executive officers for 2013:

Name	Title
Constantine E. Karayannopoulos	Chairman of the Board; Former Interim President and Chief Executive Officer
John F. Ashburn, Jr.	Former Executive Vice President and General Counsel
John L. Burba	Former Executive Vice President and Chief Technology Officer

Amounts reported in this compensation disclosure for Messrs. Karayannopoulos, Doolan and Bedford are converted from Canadian dollars to U.S. dollars using the 2013 average exchange rate of CAD$1.00:USD$0.97.
Executive Summary
2013 Executive Compensation Highlights
The Company took the following specific actions with respect to the compensation of its named executive officers for 2013:

•
implemented a base salary rate reduction of 10% for named executive officers and other members of senior management effective January 1, 2013, which reduction continued to apply to base salary increases that went into effect for 2013 as described further below;

•
increased the base salaries for two of the Company’s named executive officers in March 2013 by approximately 6% for Mr. Bedford and by 42% for Mr. Johnson in connection with their promotions to Executive Vice President and Chief Operating Officer and Executive Vice President and General Counsel, respectively;

•
authorized cash payouts under the 2013 annual incentive program for Messrs. Bedford, Doolan and Johnson at 45%, 25% and 45% of their respective target award opportunities based on the Compensation Committee’s determination of corporate, segment and individual performance, and authorized the vesting of 56% of Mr. Karayannopoulos’ 2013 performance-based restricted stock units (or PBRSUs) grant based on the Compensation Committee’s determination of corporate and individual performance;

•
continued to grant long-term equity incentive awards in the form of time-based restricted stock units (or RSUs) to the Company’s current named executive officers and Mr. Karayannopoulos and, with respect to the Company’s currently-serving named executive officers, in the form of PBRSUs to serve as a balance to their time-based RSUs;

•
entered into a letter agreement with Mr. Karayannopoulos that set forth his compensation for serving in the role of the Company’s Interim President and Chief Executive Officer until December 2, 2013, as described further in “—Executive Compensation and Other Information—Employment Agreements—Letter Agreement with Mr. Karayannopoulos” below;

•
entered into an employment agreement with Mr. Bedford that set forth his compensation for serving in the role of the Company’s President and Chief Executive Officer from December 2, 2013, as described further in “—Executive Compensation and Other Information—Employment Agreements—Employment Agreement with Mr. Bedford” below;

•
upon Messrs. Ashburn, Jr. and Burba’s terminations of employment that resulted from a corporate restructuring, effective March 22, 2013, the Company entered into separation agreements with each of Mr. Ashburn, Jr. and Mr. Burba pursuant to which the Company provided them primarily with separation payments and benefits mandated under their employment agreement, as described further in “—Executive Compensation and Other Information—Employment Agreements— Separation Agreement and General Release with Messrs. Ashburn, Jr. and Burba” below, as well as consulting agreements, as described further in “—Executive Compensation and Other Information—Employment Agreements— Consulting Agreement with Messrs. Ashburn, Jr. and Burba” below;

•	made changes to the Company’s executive salary grade structure to align it more closely with a $1 billion market perspective rather than the previously-considered $2 billion market perspective;

•
amended the Company’s severance plan to lower the minimum benefit for terminations covered under the policy to thirteen weeks of base salary and provide credit for prior service by a member at any entity the Company has acquired or will acquire in the future; and

•
continued developing a performance-based compensation culture and implementing compensation best practices, which included the Company’s amendment of its insider trading policy to include an anti-hedging policy and the adoption of a separate clawback policy in August 2013.

Triennial Say-on-Pay Voting Results from 2011
The Company conducts its non-binding advisory vote regarding the compensation of its named executive officers (or say-on-pay vote) on a triennial basis. The Company last held a say-on-pay vote at its 2011 annual meeting of stockholders. The result was that the Company received approval for its named executive officer compensation from more than 97% of the votes cast on the say-on-pay vote. The Company is holding its next say-on-pay vote in connection with its 2014 annual meeting of stockholders. The Compensation Committee reviewed and considered the 2011 voting results in its remaining 2011 meetings, and viewed the strong support for the Company’s say-on-pay proposal as evidence of the Company’s stockholders’ support for the named executive officer compensation decisions and actions that the Compensation Committee had been making. As a result, the Compensation Committee made no material changes in the structure of the Company’s named executive officer compensation program for 2011, 2012 or 2013 that were motivated by the results of the Company’s say-on-pay vote in 2011.
The following discussion and analysis of the Company’s named executive officer compensation and benefits program should be read together with the compensation tables and related disclosures that follow this CD&A section.
Recent Executive Officer Transitions
During 2013, the Company experienced several key executive officer transitions. Mr. Karayannopoulos completed his term as the Company’s Interim President and Chief Executive Officer on December 2, 2013 when Mr. Bedford commenced serving as the Company’s President and Chief Executive Officer (Mr. Karayannopoulos had held the position of Interim President and Chief Executive Officer since December 10, 2012). Mr. Bedford previously served as Executive Vice President and Chief Operating Officer of the Company since March 2013, and prior to that time, was Executive Vice President, Rare Earths and Magnetics, from June 2012 until March 2013. On March 22, 2013, Mr. Burba ceased serving as the Company’s Executive Vice President and Chief Technology Officer and Mr. Ashburn, Jr. ceased serving as the Company’s Executive Vice President and General Counsel. On March 22, 2013, Mr. Johnson commenced serving as the Company’s Executive Vice President and General Counsel.
As a result of these transitions, the Company’s CD&A and the related compensation tables and narratives cover six named executive officers for 2013 (only three of whom were serving as our executive officers as of December 31, 2013) and analyze a variety of compensation decisions and actions, some of which were made specifically in reaction to or reflect these transition events. Not all of the named executive officers participated in or received all of the compensation elements described in this CD&A. For example, Mr. Karayannopoulos did not participate in some of the programs in which the Company’s other named executive officers participated. When discussing each compensation element in this CD&A, the Company explains the degree to which each named executive officer participated in or was eligible for the described elements. In general, any compensation decisions that the Company’s Compensation Committee makes for the Company’s executive officers for 2014 are expected to affect only Messrs. Bedford, Doolan and Johnson (the Company’s currently serving named executive officers), as well as any new executive officers added during 2014, as applicable.
Compensation Committee’s Philosophy on Named Executive Officer Compensation
The Company’s compensation and benefits program for the Company’s named executive officers is intended to attract and retain talented and qualified individuals to manage and lead the Company, and to motivate these executives to pursue the Company’s long-term business objectives and create long-term stockholder value. The Company also uses executive compensation as a tool to emphasize the Company’s goals within its mission, business strategy, values and culture.
In 2013, the Company’s compensation program for the current named executive officers primarily consisted of a mix of cash and equity-based components. This mix provided a competitive total compensation package that rewarded individual and company performance.
For 2013, the Company implemented this philosophy by:

•
recognizing and rewarding individuals for their experience, expertise, level of responsibility, leadership, individual accomplishments and other contributions to the Company with base salaries that are competitive with those offered by companies with whom the Company competes in hiring and retaining talented individuals;

•
recognizing, rewarding and encouraging eligible individuals for work that helps increase the Company’s value through the use of equity awards that derive increased value as the Company’s stock price increases and the majority of which are earned based on performance; and

•
providing compensation packages, including health and welfare and retirement benefits, that are competitive with those offered by companies with whom the Company competes in hiring and retaining talented individuals.

The 2013 Pay Setting Process
The Role of the Board and the Compensation Committee in Determining 2013 Named Executive Officer Compensation
The Company’s Compensation Committee has responsibility for overseeing the Company’s executive compensation and benefits programs. The Board has retained the final approval for certain key matters, such as the adoption of, or any material amendment to, any equity plan. In compliance with the rules of the NYSE, the Compensation Committee is composed entirely of independent directors. In addition, all members of the Compensation Committee are:

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
The Compensation Committee is also responsible for evaluating and administering the Company’s compensation program to ensure that it sufficiently motivates the Company’s executive officers and aligns the Company’s executive officers’ compensation interests with the achievement of the Company’s operational and financial performance goals. The Compensation Committee does this while guarding against any potential risks to the Company created by its compensation policies. The Company does not believe that there are any risks arising from its compensation policies and programs that are reasonably likely to have a material adverse effect on the Company.

During 2013, the Compensation Committee:

•	evaluated the Company’s pay philosophy and refined the Company’s benchmarking framework;

•	evaluated the link between the Company’s pay and performance;

•	evaluated the Company’s compensation programs for any risk-encouraging factors;

•	reviewed and revised employment agreements with certain of the Company’s named executive officers;

•	reviewed market practices with respect to CEO compensation; and

•	granted equity incentive awards for 2013 under the Company’s 2010 Equity and Performance Incentive Plan to certain named executive officers.
In fulfilling its duties and responsibilities, the Compensation Committee received input in the form of:

•
reports and updates from the Company’s executive officers on Company and individual executive performance that was measured against quantitative and qualitative performance goals established to help determine individual performance and business success;

•
recommendations from the Company’s Interim President and Chief Executive Officer and the Company’s current President and Chief Executive Officer regarding the compensation for the Company’s executive officers; and

•	advice from its independent compensation consultant, Towers Watson & Co., which the Company refers to as Towers Watson.
The Compensation Committee was not bound by the input it received from the Company’s Interim President and Chief Executive Officer or any other executive officer or consultant. Instead, the Compensation Committee exercised independent discretion when making executive compensation decisions for 2013. The Board has the power to change, at any time, the size and membership of the Compensation Committee, to remove Compensation Committee members and to fill vacancies on the Compensation Committee, so long as any new member satisfies the requirements of the Compensation Committee’s charter and any other applicable requirements.
The Role of Outside Executive Compensation Consultants in Determining 2013 Named Executive Officer Compensation
The Compensation Committee engaged Towers Watson as its independent compensation consultant for 2013. During the year, Towers Watson made recommendations on adjustments to the peer group companies used in developing the Company’s compensation practices, performed the Company’s peer group benchmarking analysis, assisted with establishing the Company’s annual incentive program and the Company’s long-term incentive program (or LTIP), reviewed award agreements related to the Company’s 2010 Equity and Performance Incentive Plan (or 2010 Plan) and assisted with other issues in which independent advice was sought by the Compensation Committee, including developing the Company’s letter agreement with Mr. Karayannopoulos and the employment agreement between Molycorp Canada, which is one of our subsidiaries, and Mr. Bedford. Other than the services provided to the Compensation Committee, Towers Watson did not provide any other services to the Company.
The Compensation Committee has assessed the independence of Towers Watson as required under applicable NYSE listing rules. In addition, the Compensation Committee has considered and assessed all relevant factors, including, but not limited to, those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, that could give rise to a potential conflict of interest with respect to any of the compensation consultants described above. Based on this review, the Company is not aware of any conflict of interest that has been raised by the work performed by Towers Watson.
The Role of Executive Officers in Determining 2013 Named Executive Officer Compensation
At various times throughout 2013, Mr. Karayannopoulos provided the Compensation Committee with recommendations regarding all key elements of the 2013 compensation for the Company’s named executive officers other than himself, and Towers Watson assisted Mr. Karayannopoulos in preparing his recommendations. In early 2014, Mr. Bedford, in his role as President and Chief Executive Officer, provided the Compensation Committee with recommendations regarding final payouts for 2013 under the Company’s annual incentive program.
Peer Group Evaluations for 2013
Since becoming a publicly traded company in 2010, the Compensation Committee has considered market pay established by various industry peer groups as well as more broadly representative data from published and proprietary compensation surveys to establish a general understanding of market pay levels for the key elements of the compensation for certain named executive officers. The composition of the peer groups and survey participants has varied over time in accordance with our growth by acquisition or otherwise, production estimates, and prevailing rare earth prices.
Throughout most of 2011 and 2012, the Compensation Committee considered the pay practices of two industry peer groups: (1) the $1 billion peer group (a group of metals, mining and other industrial companies with revenues below or above $1 billion that, together, approximated $1 billion), which was determined to be consistent with the Company’s revenue level at mid-2011 projected production levels and three-year average trailing rare earth prices; and (2) the $2 billion peer group (a group of metals, mining and other industrial companies with revenues below or above $2 billion that, together, approximated $2 billion), which was viewed as consistent with the Company’s revenue level at 2012 projected production levels and prevailing rare earth prices. By the end of 2012, the Committee observed that the $2 billion group had become less relevant given the erosion in rare earth prices. As a result, pay decisions made in 2013 generally reflected the desire to begin moving pay toward a $1 billion market standard while recognizing the legacy pay practices associated with the $2 billion target. The following are the members of the $1 billion peer group and the $2 billion peer group:

$1 Billion Peer Group	$2 Billion Peer Group

A.M. Castle & Co.	Allegheny Technologies Incorporated
Amcol International Corporation	Cabot Corporation
Carpenter Technology Corporation	Carpenter Technology Corporation
Compass Minerals International, Inc.	Chemtura Corporation
Globe Specialty Metals, Inc.	Compass Minerals International, Inc.
H.B. Fuller Company	Cytec Industries Inc.
Innospec Inc.	Ferro Corporation
Kaiser Aluminum Corporation	Kaiser Aluminum Corporation
Materion Corporation	Materion Corporation
Metals USA Holdings Corp.	Metals USA Holdings Corp.
Minerals Technologies Inc.	Minerals Technologies Inc.
OM Group, Inc.	Rockwood Holdings, Inc.
Quaker Chemical Corporation	Walter Energy, Inc.
Thompson Creek Metals Company Inc.	Worthington Industries, Inc.
Stillwater Mining Company	W.R. Grace & Co.

In August 2013, the Compensation Committee approved refinements to the $1 billion peer group for 2013. The Compensation Committee removed two of the largest peers in Carpenter Technology Corporation and H.B. Fuller Company and replaced Metals USA Holdings Corp. with Minerals Technologies Inc., as Metals USA had been acquired by another company in early 2013. In addition, the Compensation Committee included OMNOVA Solutions Inc., LSB Industries Inc. and RTI International Metals, Inc. as new entities to better balance the peer group. Estimated 2013 revenues for this group (see below) ranged between approximately $500 million and $1.4 billion. The revised group consisted of:

A.M. Castle & Co.	Minerals Technologies Inc.
Amcol International Corporation	OM Group, Inc.
Compass Minerals International, Inc.	OMNOVA Solutions Inc.
Globe Specialty Metals, Inc.	Quaker Chemical Corporation
Innospec Inc.	RTI International Metals, Inc.
Kaiser Aluminum Corporation	Stillwater Mining Company
LSB Industries Inc.	Thompson Creek Metals Company Inc.
Materion Corporation

The relative size of this peer group is summarized at the respective medians of the group in the table below, which medians can be compared to Molycorp’s 2012 revenue of $529 million, $3.0 billion in assets as of December 31, 2012 and market capitalization of $1.3 billion as of December 31, 2012:

Peer Group	2012 Revenue	Total Assets as of December 31, 2012	Market Capitalization as of December 31, 2012
Modified $1 Billion Peer Group	$942 million	$937 million	$803 million

Based on advice from Towers Watson, the Compensation Committee viewed these median values as useful comparables given its long-term estimates of Molycorp’s projected size with respect to revenue, assets and market capitalization.
Elements of 2013 Named Executive Officer Compensation
In 2013, the Company’s compensation program consisted of the following key components:

•	base salaries;

•	annual incentive program awards;

•	equity-based awards under the Company’s LTIP;

•	health and welfare benefits; and

•	retirement benefits.
For 2013, the Company determined that a substantial portion of the total compensation for the Company’s named executive officers should be variable and tied to the Company’s performance to align their compensation interests with the achievement of the Company’s business objectives and the long-term investment interests of the Company’s stockholders. At the same time, the Company strives to attract and retain high-caliber executives through the measured use of competitive fixed compensation. The Company’s program of both fixed and at-risk compensation is offered at levels that the Company believes are competitive within its industry and appropriate for 2013 during its integration of post-acquisition executives.
The Company believes the compensation program, when evaluated on a component-by-component basis and in total, effectively achieves the Company’s compensation philosophy and objectives described above. The following table summarizes the key components of the Company’s compensation program for 2013:

Component	Primary Purpose and Objectives
Base Salary
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

Annual Incentive Program Awards
The Company’s annual incentive program awards are used to align the Company’s named executive officers’ compensation interests with the overall business objectives and the short-term investment interests of the Company’s stockholders by rewarding the Company’s named executive officers for superior performance. Corporate goals were established and approved by the Board in May 2013 and performance was evaluated after year-end. Payments with respect to the 2013 annual incentive program awards were generally made in cash in the first quarter of 2014. However, Mr. Karayannopoulos’ annual award was granted in the form of PBRSUs, which were settled at 56% of the target award in shares in the first quarter of 2014, as further described below.

Long-Term Incentive Program Awards
Equity awards under the Company’s 2010 Equity and Performance Incentive Plan generally align the Company’s executives’ compensation interests with the long-term investment interests of the Company’s stockholders and promote retention.

Health and Welfare Benefits
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

Analysis of 2013 Executive Compensation Program Decisions and Actions
2013 Base Salaries
General Decisions. In February 2013, the Compensation Committee reconsidered the base salary rates for the named executive officers other than Mr. Karayannopoulos in connection with its review of the Company’s executive salary grade structure. Based on its consideration of internal pay equity among the named executive officers, input from Mr. Karayannopoulos, and advice from Towers Watson compared to both the $2 billion peer group and the $1 billion peer group, the Compensation Committee determined to maintain the annual base salary rates for the following named executive officers at the following levels that were in effect at the end of 2012: Mr. Bedford, CAD$400,000 (approximately $388,000); Mr. Doolan, CAD$425,000 (approximately $412,250); Mr. Johnson, $275,000; Mr. Ashburn, Jr., $400,000; and Mr. Burba, $400,000. However, actual salaries paid to these named executive officers during 2013 were reduced by 10% from these base salary rate levels under an initiative implemented by the Compensation Committee and agreed to by the named executive officers. The purpose of this initiative was to further link pay with the Company’s recent performance. In particular, the Company’s senior management team agreed to this 10% salary payout reduction in light of the Company’s lagging performance results in the face of lower rare earths prices and continued delays in the development of the Company’s Mountain Pass production facility.

Mr. Bedford. In March 2013, Mr. Bedford’s annual base salary rate was increased by approximately 6% to CAD$425,000 (approximately $412,250) in connection with his promotion to the position of Executive Vice President and Chief Operating Officer. The Compensation Committee made this adjustment based primarily on consideration of internal pay equity among the named executive officers, input from Mr. Karayannopoulos, and market data previously compiled by Towers Watson for both the $2 billion peer group and the $1 billion peer group. In December 2013, in connection with his promotion to the position of President and Chief Executive Officer of the Company, Mr. Bedford’s annual base salary rate was further increased by approximately 46% to $600,000 (approximately CAD$618,560). The Compensation Committee made this adjustment based on negotiation with Mr. Bedford and advice from Towers Watson in consideration of the modified $1 billion peer group. In connection with its analysis, the Compensation Committee took note of guidance from Towers Watson that Mr. Bedford’s new base salary rate was established approximately 20% below market median for the modified $1 billion peer group. Mr. Bedford’s actual paid salary for 2013, however, was subject to the 10% reduction described above.
Mr. Karayannopoulos. On May 29, 2013, the Company entered into a letter agreement with Mr. Karayannopoulos that set forth his compensation arrangement as Interim President and Chief Executive Officer of the Company. For 2013, Mr. Karayannopoulos’ base salary rate was set by the Compensation Committee at an annual level of $425,000 (approximately CAD$438,145) (as set forth in the May 2013 letter agreement between the Company and Mr. Karayannopoulos), which rate was established as half of the annual base salary rate for Mr. Mark Smith, the Company’s former President and Chief Executive Officer. In addition, Mr. Karayannopoulos received $11,718 in director fees from the Company earned for his service as a non-employee director between December 2, 2013 and the end of 2013 (consisting of the pro-rata portion of $70,000 in director fees and the pro-rata portion of a Chairman fee of $75,000).
Mr. Johnson. On March 22, 2013, Mr. Johnson’s annual base salary rate was increased by about 42% to $390,000 in connection with his promotion to the position of Executive Vice President and General Counsel. Mr. Johnson’s actual paid salary for 2013, however, was subject to the 10% reduction described above.
Messrs. Doolan, Ashburn, Jr. and Burba. Mr. Doolan’s annual base salary rate was established at CAD$425,000 (approximately $412,250) and not increased during 2013, and the base salary rates for Messrs. Ashburn, Jr. and Burba (who did not receive base salary rate increases for 2013) were established at $400,000 as a result of their 2012 employment agreements with the Company. Messrs. Doolan, Ashburn, Jr., and Burba’s actual paid salaries for 2013, however, were subject to the 10% reduction described above.
Additional Information. While specific benchmarking was not the determining factor in the case of each base salary rate adjustment described above, peer group information provided by Towers Watson was in each case used to provide the Compensation Committee with a general understanding of the current compensation practices for comparable positions in the appropriate market.
2013 Annual Incentive Program Awards
2013 Annual Incentive Program Award Opportunities. In May 2013, the Compensation Committee established the cash-based annual incentive program award opportunities (denominated as a percentage of 2013 annualized base salary) listed in the following table. Due to their departure from the Company in March 2013, Messrs. Ashburn, Jr. and Burba did not participate in the 2013 annual incentive program:

Participating Named Executive Officer	Threshold	Target	Maximum
Mr. Bedford	30%	60%	120%
Mr. Doolan	32.5%	65%	130%
Mr. Johnson	30%	60%	120%

These potential payout levels were determined by the Compensation Committee in consideration of Towers Watson’s market analysis. They reflect increases to the target opportunities by 5% for Messrs. Bedford and Johnson, and by 10% for Mr. Doolan, over 2012 levels.
Mr. Karayannopoulos did not receive a cash-based annual incentive program award opportunity for 2013; instead, under the terms of his May 2013 letter agreement with the Company, Mr. Karayannopoulos received 2013 annual incentive compensation in the form of 159,474 target PBRSU, as described and explained further below. This number of PBRSUs was determined based on dividing a target value of $850,000 by $5.33, which was the average closing sale price for the Company’s common stock for the 15-day period ending April 26, 2013. This valuation methodology was implemented to moderate the potential impact of changes in the Company’s common stock price leading up to the date of grant for Mr. Karayannopoulos’ PBRSU grant. Under the terms of this grant, Mr. Karayannopoulos had the opportunity to earn as few as zero or as many as 200% of the target PBRSUs depending on performance during the applicable performance period, as further described below. In addition, Mr. Karayannopoulos was generally required to remain in the Company’s continuous employ during the performance period, unless his employment terminated without cause, by reason of retirement, death or disability or in certain cases in connection with a change of control of the Company.
2013 Annual Incentive Program Metrics and Goals. In support of the 2013 annual incentive program awards, the Company’s management developed, and Mr. Karayannopoulos presented to the Compensation Committee, corporate-level performance metrics and target goals – including both qualitative and quantitative criteria – that were reviewed and considered in part by the Compensation Committee in evaluating the participating named executive officers’ performance during (and payouts for the annual incentive program award opportunities for) the one-year performance period (January 1, 2013 through December 31, 2013). In May 2013, after review and adjustment of the proposed metrics and target goals by the full Board based on its annual plan, the Compensation Committee approved the following corporate performance metrics and target goals, and relative weightings, for the 2013 annual incentive program:

Corporate Metric/Goal	Weighting
Financial Performance Goals:
• Adjusted consolidated EBITDA of $45 million	35%
• Positive operational cash flow in fourth quarter of 2013
Mountain Pass Completion Goals:
• Demonstrate Mountain Pass production level compared to design capacity of 19,050 mt/year	35%
• Achieve Mountain Pass production costs of $7.00/kg
Health, Environment, Safety and Sustainability (or HESS) Goals:
• Total reportable incident rate (TRIR) performance improvement of 5%	10%
• Complete 2013 phase of sustainability program

Although the Compensation Committee approved the above-listed performance metrics and target goals, and their relative weightings, the Compensation Committee did not determine any specific threshold (in other words, minimum) or maximum goals above or below the target goals, and the Compensation Committee did not commit to any particular method (formulaic or otherwise) for determining goal achievement or funding percentages for each metric under the 2013 annual incentive program. Instead, the Compensation Committee explicitly retained subjective discretion throughout and after the performance period to determine both actual performance in light of these criteria and final 2013 annual incentive award payouts based on these and other relevant factors and considerations, as further described below.
In addition to the corporate metrics and goals described above, which were designed to account for approximately 80% of each named executive officer’s annual incentive award, the Compensation Committee intended to take into account the personal performance of each named executive officer, weighted at an approximately 20% level, in the form of a subjective performance evaluation (of the Chief Executive Officer by the Compensation Committee and of each other named executive officer by the Chief Executive Officer).
Specifically with respect to Mr. Karayannopoulos’ PBRSU award, the following matrix was designed to apply to performance with respect to each of the corporate metrics described above and his personal performance (subject to mathematical straight-line interpolation between levels):

Performance Level	Corporate/Personal Performance Results Scoring	Percentage of PBRSUs Earned for Corporate/Personal Performance
Below Threshold	Less than 80%	0%
Threshold	80%	50%
Target	100%	100%
Maximum	120%	200%

2013 Annual Incentive Program Evaluations and Payouts. For annual incentive program evaluation purposes, the Compensation Committee has historically deemed threshold performance to be achievement of approximately 80% of target goals, target performance to be achievement of approximately 100% of target goals and maximum performance to be achievement of approximately 120% of target goals for each of the corporate, segment and personal performance metrics. For 2013, however, the Compensation Committee relied much more on its subjective consideration and evaluation of actual financial and operational results compared to the pre-established goals (plus the reasons for those results, and other important considerations) to determine the extent to which it deemed the named executive officers to have performed and earned their 2013 annual incentive awards.
More specifically, during its February 2014 meeting, the Compensation Committee assessed the Company’s 2013 performance relative to the pre-established corporate metrics and goals and the personal achievements of the named executive officers. In so doing, the Compensation Committee did not use a formulaic approach or specifically determine relative achievement for each of the corporate metrics and goals according to their respective weightings. Instead, the Compensation Committee reviewed the following levels of achievement regarding the corporate metrics and goals on a holistic basis, and subjectively determined that the corporate portion of Messrs. Bedford, Doolan and Johnson’s 2013 annual incentive awards had been earned at a 25% level:

Corporate Metric Category/Goal	Weighting Within Metric Category	Actual Achievement
Adjusted consolidated EBITDA of $45 million	35%	$(20) million
Positive operational cash flow in fourth quarter 2013		Negative operational cash flow
Demonstrate Mountain Pass production level compared to design capacity of 19,050 mt/year	35%	Demonstrated monthly production level of approximately 433 mt
Achieve Mountain Pass production costs of $7.00/kg		Achieved production costs of approximately $21.00/kg
TRIR performance improvement of 5%	10%	No improvement
Complete 2013 phase of sustainability program		Completed

In addition to the achievement versus corporate goals described above, during its February 2014 meeting, the Compensation Committee also took into account the following factors when making its subjective determination to reward corporate-level performance at a 25% level:

•
the negative impact that severe decreases in commodity prices during 2013 and other factors outside the control of either the Company or its named executive officers had on the Company’s financial results;

•	its desire to recognize the named executive officers personally for their work during 2013 even though it failed to significantly boost the Company’s bottom line in 2013; and

•
the appropriateness and long-term value in recognizing and rewarding the named executive officers for their 2013 work – specifically in light of the Compensation Committee’s decision in 2013 to exercise discretion and reduce the Company’s 2012 named executive officers’ annual incentive awards for 2012 to zero – to encourage the Company’s active named executive officers to work for success in 2014 and future years.

In terms of the personal performance evaluations, the Compensation Committee subjectively determined to fund the annual incentive awards for Messrs. Karayannopoulos and Bedford at the full 20% level based on its subjective review and evaluation of their individual performance during 2013 (no one particular consideration carried material weight in this evaluation). In addition, based on informal input provided by Messrs. Karayannopoulos and Bedford to the Compensation Committee regarding the other named executive officers, the Compensation Committee subjectively determined to fund the annual incentive awards for Mr. Doolan at 0% and for Mr. Johnson at the full 20% level for the personal portion of the 2013 annual incentive awards.
During its February 2014 meeting, the Compensation Committee also subjectively determined that, based on its consideration of Company achievement versus the corporate metrics and goals described above, the overall aggregate level of achievement for the corporate and personal performance aspects of the 2013 annual incentive award was 56% for Mr. Karayannopoulos (attributed 36% to achievement under the corporate metrics and 20% to the achievement of his personal metrics). In addition, the aggregate level of achievement for the other named executive officers was 45% for Messrs. Bedford and Johnson (attributed 25% to achievement under the corporate metrics and 20% to the achievement of their personal metrics), and 25% for Mr. Doolan under the corporate metrics. In particular, the Compensation Committee considered Mr. Bedford’s final 2013 annual incentive award payout to be consistent under internal pay equity considerations with that determined for Mr. Johnson. Therefore, based on the Compensation Committee’s assessment of the achievement of the 2013 annual incentive program award metrics, the incentive amounts earned by each named executive officer for 2013 were paid during the first quarter of 2014 as follows:

Participating Named Executive Officer	Aggregate Metric Achievement	Final Incentive Award
Mr. Karayannopoulos	56%	89,305 earned PBRSUs
Mr. Bedford	45%	$123,628
Mr. Doolan	25%	$67,057
Mr. Johnson	45%	$96,940

Final award amounts for Messrs. Bedford and Doolan were paid in Canadian dollars (CAD$127,326 and CAD$69,063, respectively).
2013 Equity Awards
The Company maintains the 2010 Plan, which is an omnibus equity plan under which the Company has historically granted equity awards to its executives, including the named executive officers. The Company operates the 2010 Plan to promote ownership of the Company’s common stock among its executives, which ownership aligns the Company’s executives’ financial interests with the long-term investment interests of the Company’s stockholders and encourages the executives to have a long-term view of the Company’s success. The Board has delegated administrative authority regarding the 2010 Plan to the Compensation Committee.
2013 Long-Term Incentive Program Equity Awards. On May 7, 2013, the Compensation Committee approved 2013 LTIP awards (with a grant date of May 13, 2013) for the named executive officers (other than Messrs. Ashburn, Jr. and Burba, who were no longer employed by the Company at such time), which awards were initially denominated in dollars as a percentage of their 2013 annualized base salaries (excluding the 2013 10% salary reduction). For Mr. Karayannopoulos, 100% of the value of his 2013 LTIP award opportunity was granted in the form of time-based RSUs, pursuant to the terms of his May 2013 letter agreement with the Company. For each of Messrs. Bedford, Doolan and Johnson, 50% of the value of his 2013 LTIP award opportunity was granted in the form of time-based RSUs and the remaining 50% in value was granted in the form of PBRSUs. All 2013 LTIP awards granted to the named executive officers were issued under and pursuant to the terms and conditions of the 2010 Plan.

Named Executive Officer	Award Target (in dollars and as a percentage of 2013 annualized base salary)	Number of RSUs	Number of PBRSUs
Mr. Bedford	$526,511 / 125%	49,367	56,743
Mr. Karayannopoulos	$1,000,000 / 235%	187,523	—
Mr. Doolan	$526,511 / 125%	49,367	56,743
Mr. Johnson	$487,500 / 125%	45,709	52,539
Mr. Ashburn, Jr.	—	—	—
Mr. Burba	—	—	—

In determining each of the participating named executive officers’ specific 2013 aggregate LTIP award opportunities (other than for Mr. Karayannopoulos), the Compensation Committee decided to leave LTIP award targets generally unchanged from 2012 levels (except for Mr. Johnson, for whom the LTIP award opportunities reflect an approximate 80% increase based on his 2013 promotion to Executive Vice President and General Counsel) based on its review of market compensation levels.
The RSUs granted to Mr. Karayannopoulos were awarded to compensate him for his service to the Company as Interim President and Chief Executive Officer during 2013. The number of RSUs was based on dividing a target value of $1,000,000 by approximately $5.33, which was the average closing sale price for the Company’s common stock for a 15-day period ended on April 26, 2013 (or Average Closing Price). This valuation methodology was implemented to moderate the potential impact of changes in the Company’s common stock price leading up to the date of grant for this RSU grant. Under the terms of this grant, Mr. Karayannopoulos was generally required to remain in the Company’s continuous employ until December 31, 2013 (or such earlier time as the Compensation Committee determined that his services as interim Chief Executive Officer of the Company were no longer needed), unless his employment terminated by reason of death or disability or in certain cases in connection with a change of control of the Company. Mr. Karayannopoulos earned these RSUs in full on December 31, 2013, and the RSUs were settled in an equivalent number of shares.

The RSUs granted to the other named executive officers are generally subject to a three-year time-based vesting period. The number of RSUs awarded to each named executive officer was determined based on dividing his target RSU value by the Average Closing Price described previously. In general, each participating named executive officer is required to remain in the Company’s continuous employ until the applicable vesting dates for his RSUs to vest on the vesting date, unless his employment terminates without cause, by reason of retirement, death or disability or in connection with a change of control of the Company.
The PBRSUs granted to the other named executive officers are generally subject to vesting after the completion of a three-year performance period (January 1, 2013 through December 31, 2015) and will be earned based on our total shareholder return (or TSR) relative to two separate groups of companies. The payout opportunities for the participating named executive officers’ PBRSU awards (subject to mathematical straight-line interpolation between levels) were 15% at the threshold (in other words, minimum) level, 100% at the target level, and 150% at the maximum level of performance.
The use of two groups to evaluate TSR performance with respect to the PBRSUs for 2013 is a change from our 2012 program, in which PBRSUs were earned based on TSR performance relative to just one group – the SPDR S&P Metals and Mining ETF index (or Metals Index). For 2013, in connection with the evolving scope of operations following our acquisition of Molycorp Canada, the Compensation Committee added a second group – the S&P Composite Specialty Chemicals Index (or Chemicals Index) –to add a chemicals perspective to evaluating Molycorp’s long-term performance. Under the 2013 PBRSU program, performance relative to the Metals Index was weighted 30% in terms of final achievement and performance relative to the Chemicals Index was weighted 70% in terms of final achievement.
Settlement of these PBRSUs will be made in shares of the Company’s common stock. TSR performance relative to that of the companies in these two indices (or RTSR) will determine how many shares are earned based on the following matrix:

Performance Level	RTSR vs. Each Comparison Index	PBRSUs Earned For Chemicals Index RTSR	PBRSUs Earned For Metals Index RTSR
Below Threshold	Below 25th percentile	0%	0%
Threshold	At 25th percentile	35%	15%
Target	At 50th percentile	70%	30%
Maximum	Highest	105%	45%

If the Company’s TSR for the performance period is negative, however, any earned PBRSUs will be capped at the target level. Performance achievement between the threshold, target and maximum performance levels will result in a straight-line interpolation of PBRSU achievement. In addition, each participating named executive officer is generally required to remain in the Company’s continuous employ until the applicable vesting date for his PBRSUs to be earned, unless his employment terminates without cause, by reason of retirement, death or disability or in connection with a change of control of the Company.
Other 2013 Equity Awards. In May 2013, the Compensation Committee also approved additional equity awards for Messrs. Bedford and Doolan that were intended to provide them with value equivalent to what they would have received had they been granted a pro-rata LTIP award during 2012 based on their 2012 annualized base salary rate (neither of Messrs. Bedford and Doolan had been granted LTIP awards in 2012 after joining the Company after the Company’s acquisition of Neo Materials). These awards were granted on May 13, 2013, and for each of Messrs. Bedford and Doolan, 75% of the intended award value was granted in the form of time-based RSUs and the remaining 25% of intended award value was granted in the form of PBRSUs (consistent with the breakdown for other Company employees for 2012 LTIP awards). The specific number of PBRSUs awarded to each participating named executive officer was determined with input from Towers Watson based on an estimated value of a PBRSU.
The following table provides more information about these grants:

Participating Named Executive Officer	Award Target (in dollars and as a percentage of pro-rated 2012 annualized base salary)	Number of RSUs	Number of PBRSUs
Mr. Bedford	$273,495 / 125%	38,465	14,738
Mr. Doolan	$290,588 / 125%	40,869	15,659

The payout opportunities for the participating named executive officers’ PBRSU awards are as follows (subject to mathematical straight-line interpolation between levels):

Participating Named Executive Officer	Threshold	Target	Maximum
Mr. Bedford	50%	100%	150%
Mr. Doolan	50%	100%	150%

These RSU and PBRSU awards for Messrs. Bedford and Doolan otherwise operate substantially on the same terms and conditions as described above for their 2013 LTIP awards of RSUs and PBRSUs.
On May 7, 2013, the Compensation Committee also approved a May 13, 2013 grant of 13,133 time-based RSUs to Mr. Karayannopoulos, which grant was awarded to compensate him for his service to the Company as a non-employee director from June 2012 through December 10, 2012, when he became interim President and Chief Executive Officer. This RSU grant covered the same number of shares as corresponding grants made to the Company’s non-employee directors who were also serving and receiving compensation for their services during 2012. This number of RSUs was determined based on dividing a target value of $70,000 by the Average Closing Price described previously. Under the terms of this grant, Mr. Karayannopoulos had the opportunity to earn the RSUs depending generally on his continued service as a director through May 13, 2016 (subject to accelerated vesting under certain circumstances, including if his service as a director terminates under circumstances acceptable to the Board, or by reason of death or disability, or in connection with a change of control of the Company).
Limited Personal Benefits and Perquisites
The Company provided the named executive officers with limited personal benefits and perquisites during 2013 as part of their comprehensive compensation packages. These benefits were provided to help attract and retain these officers. Messrs. Karayannopoulos, Doolan and Bedford receive the benefit of a minimal life insurance premium payment under the Company’s Canadian employee benefit plan, parking expense reimbursement and a contribution to a qualified retirement benefit plan. Mr. Karayannopoulos also received an automobile expense reimbursement. Mr. Johnson receives a contribution to a qualified retirement benefit plan and a minimal life insurance premium payment. These payments and benefits are described in more detail below in the “All Other Compensation” column of the 2013 Summary Compensation Table.
In February 2013, the Compensation Committee approved up to $2,500 in personal tax reporting services for non-resident directors and the named executive officers (only Mr. Karayannopoulos utilized this benefit for 2013).
Employee Stock Purchase Plan
In 2012, the Company’s stockholders approved the Molycorp, Inc. 2012 Employee Stock Purchase Plan (or ESPP) pursuant to which the Company’s domestic employees can purchase common stock of the company at a 15% discount through monthly payroll deductions. Although the first enrollment period began December 10, 2012, it was not available to residents of Canada until the third offering period under the plan, which commenced on December 1, 2013. The named executive officers have not yet begun contributing to the ESPP. It is expected that some of them will participate in 2014.
Severance Pay Plan
On December 7, 2011, the Compensation Committee approved the Severance Pay Plan for Management Employees (or Severance Plan) pursuant to which employees salary grade 13 or higher (other than employees who are parties to employment, severance or other similar agreements with the Company) are entitled to receive certain severance payments in connection with certain terminations of employment. On March 7, 2013, the Company amended the Severance Pay Plan to lower the minimum benefit for terminations covered under the Plan to thirteen weeks of base salary and provide credit for service by a member of senior management at any entity the Company has acquired or will acquire. Messrs. Doolan, Johnson, and Bedford would be entitled to receive severance payments pursuant to this plan in connection with certain terminations of employment. For more information about the Severance Plan, see “—Executive Compensation and Other Information—Potential Payments upon Termination or Change in Control” below.
Health and Welfare Benefits
Each of the Company’s current named executive officers is entitled to participate in the Company’s employee benefit plans (including medical, dental and life insurance benefits) on the same basis as other employees.

Retirement Benefits
The Company has established a tax-qualified defined contribution 401(k) plan for the Company’s U.S. employees that encourages and rewards long-term service by providing market-based benefits upon retirement. Three of the Company’s named executive officers, Messrs. Johnson, Ashburn, Jr. and Burba, were entitled to participate in the Company’s 401(k) plan and to receive Company safe harbor matching contributions on the same basis as other employees during 2013. Only Mr. Johnson is eligible to receive non-elective discretionary contributions, up to $10,200 per year. For more information on the Company’s 401(k) plan, please see “— Executive Compensation and Other Information — Retirement Plans” below. The named executive officers residing in Canada participate in a similar program known as a Canadian Group Retirement Savings Plan and the Company made contributions to this plan as described in the 2013 Summary Compensation Table below.
The Company’s nonqualified deferred compensation plan, the Amended and Restated Management Incentive and Compensation Plan, as amended (or MICP), provides a tax-efficient vehicle to accumulate retirement savings for the Company’s U.S. employees. During 2013, none of the named executive officers contributed to the MICP. No discretionary contributions were approved for the MICP for 2013. For more information on the MICP, please see “—Executive Compensation and Other Information—Nonqualified Deferred Compensation.”
Employment Agreements, Separation Agreements and Consulting Agreements
During 2013, the Company entered into a letter agreement with Mr. Karayannopoulos and Molycorp Canada became a party to an employment agreement with Mr. Bedford. On March 22, 2013, the Company entered into separation agreements and general releases, and consulting agreements, with Messrs. Ashburn, Jr. and Burba. For more information on these agreements, and the payments and benefits provided by the Company under these agreements, see “—Executive Compensation and Other Information—Employment Agreements” below.
Tax and Accounting Considerations
The Board and the Compensation Committee are aware of the potential effects of Section 162(m) of the Code on the compensation paid to the Company’s executive officers. Section 162(m) generally disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Company’s President and Chief Executive Officer and the next three most highly compensated executive officers (specifically excluding the Company’s Chief Financial Officer) unless compensation is “qualified performance-based compensation.” Prior to the Company’s initial public offering, the Board did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. The Compensation Committee may, where reasonably practicable and desired from time to time by the Committee, seek to qualify the variable compensation paid to the Company’s executive officers for an exemption from the deductibility limitations of Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, including to attract, retain and motivate executive talent.
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
If an executive officer’s ownership requirement increases because of a change in title or if a new executive officer or director is added, the five-year period to achieve the stock ownership requirement begins in January of the year following the year in which the officer’s title changed or the new officer or director began service. In addition, if a director’s employment or business affairs preclude him from participating in the Company’s equity awards or if he is prohibited from personally acquiring the Company’s stock, the guideline will not apply to that director. As of December 31, 2013, the five-year phase-in period was still in effect, so not all of the Company’s directors and executive officers were yet in compliance with these stock ownership guidelines. The Compensation Committee reviewed the stock ownership guidelines during 2013, but no changes were made.

Anti-Hedging and Clawback Policies
In August 2013, the Company amended its insider trading policy to include an anti-hedging policy and adopted a separate clawback policy. The insider trading policy now expressly bars ownership of financial instruments or participation in investment strategies that hedge the economic risk of owning the Company’s stock. The Company also prohibits officers and directors from pledging the Company’s securities as collateral for loans.
The Company’s clawback policy provides that the Company may recover incentive-based compensation (either short-term or long-term) that was paid to certain officers of the Company, including the named executive officers, in the event that the Company is required to prepare an accounting restatement due to the Company’s material non-compliance with any financial reporting requirement under the U.S. federal securities laws and the executive is determined to have willfully committed an act of fraud, dishonesty or recklessness in the performance of his duties that contributed to the non-compliance that resulted in the obligation to prepare a restatement. The recovery period under the Company’s clawback policy expires 36 months after the payment of incentive-based compensation to the executive.
Compensation Committee Interlocks and Insider Participation
The members of the Company’s Compensation Committee are Messrs. Dolan, Ball and Kristoff. None of the members of the Company’s Compensation Committee is or has been an officer or employee of the Company. No executive officer of the Company served in the last year as a director or member of the compensation committee of another entity one of whose executive officers served as a member of the Company’s Board or on the Company’s Compensation Committee.

EXECUTIVE COMPENSATION AND OTHER INFORMATION
The following table sets forth compensation information regarding the Company’s President and Chief Executive Officer, the Company’s former interim President and Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s three other most highly compensated executive officers, only one of whom was still serving as of December 31, 2013. Amounts reported for Messrs. Karayannopoulos, Doolan and Bedford are converted using the 2013 average exchange rate of CAD$1.00:USD$0.97.
2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)(4)	All Other Compen-sation ($)(5)	Total ($)
Geoffrey R. Bedford President and Chief Executive Officer	2013 2012	397,085 219,853	— 2,141,409	1,113,640 —	— —	123,507 —	12,520 12,880	1,646,752 2,374,142
Constantine E. Karayannopoulos Former Interim President and Chief Executive Officer	2013 2012	373,175 167,596	— 3,963,918	2,479,552 —	— —	— —	54,642 17,488	2,907,369 4,149,002
Michael F. Doolan Executive Vice President and Chief Financial Officer	2013 2012	403,536 233,594	— 2,084,508	1,136,997 —	— —	66,991 —	12,520 13,264	1,620,044 2,331,366
Kevin W. Johnson Executive Vice President and General Counsel	2013	333,718	—	685,088	—	96,940	15,598	1,131,344
John F. Ashburn, Jr. Former Executive Vice President and General Counsel	2013 2012 2011	79,890 400,000 313,072	— — —	— 463,389 398,320	— — 64,708	— — 258,285	849,564 20,000 24,200	929,454 883,389 1,058,585
John L. Burba Former Executive Vice President and Chief Technology Officer	2013 2012 2011	79,890 400,000 313,072	— — —	— 463,389 398,320	— — 64,708	— — 258,285	821,427 20,000 43,800	901,317 883,389 1,078,185

(1)    The amount reported in this column for Mr. Karayannopoulos includes the following: (a) director fees in the amount of $11,718 paid by the Company for his service as a non-employee director between December 2, 2013 and the end of 2013 (consisting of the pro-rata portion of $70,000 in director fees and the pro-rata portion of a Chairman fee of $75,000); and (b) $361,457 paid for services rendered as interim President and Chief Executive Officer during 2013.
(2)    The amounts reported in this column for 2012 with respect to Messrs. Karayannopoulos, Doolan and Bedford represent the amounts paid as retention awards in connection with the acquisition of Molycorp Canada.
(3)    The amounts reported in this column for 2013 reflect the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, of stock awards granted during 2013, including the value of the 2013 LTIP RSUs and PBRSUs, and other RSUs and/or PBRSUs, granted in May 2013 to Messrs. Bedford, Karayannopoulos, Doolan and Johnson, which are further described in the 2013 Grants of Plan-Based Awards Table below. PBRSU awards are reported for purposes of this column based on probable outcome of the applicable performance conditions. If the PBRSU awards were instead earned based on maximum performance, the value of such awards would be as follows: Mr. Bedford, $585,591 and $152,096, respectively; Mr. Karayannopoulos, $2,117,815; Mr. Doolan, $585,591 and $161,604, respectively; and Mr. Johnson, $542,206. The Company notes that these reported values may not reflect amounts actually earned by the named executive officers for their RSU and/or PBRSU awards. Assumptions used in the calculation of the amounts reported in this table are included in Note 18 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014.

(4)    The amounts reported in this column for 2013 reflect cash amounts earned by the named executive officers under the 2013 annual incentive program in settlement of 2013 award opportunities. Mr. Karayannopoulos’ 2013 annual incentive compensation was provided in the form of a PBRSU award, the grant date fair value of which is reflected in the “Stock Awards” column. See “Compensation Discussion and Analysis—Analysis of 2013 Executive Compensation Program Decisions and Actions—2013 Annual Incentive Program Awards” for more information on the 2013 annual incentive program.
(5)    The amounts reported in this column for 2013 includes:
•for Mr. Bedford, contribution by the Company under the Canadian Group Retirement Savings Plan of $11,553 and a life insurance premium of $967;
•    for Mr. Karayannopoulos, contribution by the Company under the Canadian Group Retirement Savings Plan of $11,553, a life insurance premium of $967, automobile expense (lease costs, fuel, maintenance, parking and insurance) reimbursement of $32,418, and costs for an executive physical, parking expense reimbursement, spousal travel and tax preparation services;
•    for Mr. Doolan, contribution by the Company under the Canadian Group Retirement Savings Plan of $11,553 and a life insurance premium of $967;
•    for Mr. Johnson, contribution by the Company under the Company’s 401(k) plan of $15,300 and a life insurance premium of $298;
•    for Mr. Ashburn, Jr., cash severance payments of $720,322 under the terms of his separation agreement, which includes a cash severance payment of $620,000, a cash payment of $7,921 in satisfaction of Mr. Ashburn, Jr.’s 2012 PBRSUs under the terms of his separation agreement, COBRA payments of $8,938 and a cash payment of $83,463 for accrued but unused vacation through March 22, 2013 under the terms of his separation agreement, and a cash payment of $125,297 under the terms of his consulting agreement, and a Company retirement contribution of $3,945; and
•    for Mr. Burba, cash severance payments of $693,384 under the terms of his separation agreement, which includes a cash payment of $7,921 in satisfaction of Mr. Burba’s 2012 PBRSUs under the terms of his separation agreement and a cash payment of $65,463 for accrued but unused vacation through March 22, 2013 under the terms of his separation agreement, and a cash payment of $125,297 under the terms of his consulting agreement, and a Company retirement contribution of $2,746.

2013 GRANTS OF PLAN-BASED AWARDS TABLE
The following table sets forth information with respect to non-equity and equity incentive plan awards and other plan-based awards granted to the Company’s named executive officers during 2013.

Name	Grant Date	Date of Compen-sation Committee Approval	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(8)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Bedford	—(1) 5/13/2013(2) 5/13/2013(3) 5/13/2013(4) 5/13/2013(5)	— 5/7/2013 5/7/2013 5/7/2013 5/7/2013	— — — — —	397,085 — — — —	794,170 — — — —	— — 8,511 — 2,211	— — 56,743 — 14,738	— — 85,115 — 22,107	— 49,367 — 38,465 —	— — — — —	— — — — —	— 349,518 390,392 272,332 101,397

Mr. Karayannopoulos	5/13/2013(2) 5/29/2013(6) 5/13/2013(7)	5/7/2013 5/29/2013 5/7/2013	— — —	— — —	— — —	— 79,737 —	— 159,474 —	— 318,948 —	187,523 — 13,133	— — —	— — —	1,327,663 1,058,907 92,982

Mr. Doolan	—(1) 5/13/2013(2) 5/13/2013(3) 5/13/2013(4) 5/13/2013(5)	— 5/7/2013 5/7/2013 5/7/2013 5/7/2013	— — — — —	262,299 — — — —	524,597 — — — —	— — 8,511 — 2,349	— — 56,743 — 15,659	— — 85,115 — 23,489	— 49,367 40,869 —	— — — — —	— — — — —	— 349,518 390,392 289,353 107,734

Mr. Johnson	—(1) 5/13/2013(2) 5/13/2013(3)	— 5/7/2013 5/7/2013	— — —	200,231 — —	400,461 — —	— — 7,881	— — 52,539	— — 78,809	— 45,709 —	— — —	— — —	— 323,620 361,468

Mr. Ashburn, Jr.	—	—	—	—	—	—	—	—	—	—	—	—

Mr. Burba	—	—	—	—	—	—	—	—	—	—	—	—

(1)    The awards reported in these rows reflect the named executive officer’s 2013 annual incentive program opportunities established in May 2013. Amounts for Messrs. Doolan and Bedford are converted using the 2013 average rate of $1.00 CAN:$0.97 USD. For Messrs. Bedford, Doolan and Johnson, the target values are equal to 60%, 65% and 60%, respectively, of their actual (non-reduced) base salary rate for 2013, and the threshold and maximum values are equal to 50% and 200%, respectively, of the target value for each officer. The amounts actually earned by these named executive officers for 2013 for this award are included in the “Non-Equity Incentive Plan Compensation” column of the 2013 Summary Compensation Table above. See “Compensation Discussion and Analysis—Analysis of 2013 Executive Compensation Program Decisions and Actions—2013 Annual Incentive Program Awards” above for additional information about the 2013 annual incentive program.
(2)    The awards reported in this row reflect the RSU grants under the 2013 LTIP made to Messrs. Bedford, Karayannopoulos, Doolan and Johnson in May 2013. See “Compensation Discussion and Analysis—Analysis of 2013 Executive Compensation Program Decisions and Actions—2013 Equity Awards” above for additional information about this equity award.
(3) The awards reported in this row reflect the threshold, target and maximum award opportunities for PBRSUs covering the January 1, 2013 through December 31, 2015 performance period granted under the 2013 LTIP to Messrs. Bedford, Doolan and Johnson in May 2013. See “Compensation Discussion and Analysis—Analysis of 2013 Executive Compensation Program Decisions and Actions—2013 Equity Awards” for additional information about this equity award.
(4)    The awards reported in this row reflect the RSU grants under the LTIP made to Messrs. Bedford and Doolan in May 2013 as a pro-rata grant for services provided in 2012. See “Compensation Discussion and Analysis—Analysis of 2013 Executive Compensation Program Decisions and Actions—2013 Equity Awards” above for additional information about this equity award.
(5)    The awards reported in this row reflect the threshold, target and maximum award opportunities for PBRSUs covering the January 1, 2013 through December 31, 2015 performance period granted to Messrs. Bedford and Doolan in May 2013 as a pro-rata grant for services provided in 2012. See“Compensation Discussion and Analysis—Analysis of 2013 Executive Compensation Program Decisions and Actions—2013 Equity Awards” for additional information about this equity award.
(6)    The award reported in this row reflects the threshold, target and maximum award opportunities for PBRSUs covering the January 1, 2013 through December 31, 2013 performance period granted as 2013 annual incentive program compensation to Mr. Karayannopoulos in May 2013. See

“Compensation Discussion and Analysis—Analysis of 2013 Executive Compensation Program Decisions and Actions—2013 Equity Awards” for additional information about this equity award.
(7)    The award reported in this row reflects the RSUs granted to Mr. Karayannopoulos to compensate him for his service to the Company as a non-employee director from June 2012 through December 10, 2012, when he became interim President and Chief Executive Officer. See “Compensation Discussion and Analysis—Analysis of 2013 Executive Compensation Program Decisions and Actions—2013 Equity Awards” for additional information about this equity award.
(8)    Amounts disclosed in this column for equity awards are computed in accordance with FASB ASC Topic 718.
Employment Agreements
During 2013, the Company was a party to an employment letter with Mr. Karayannopoulos and an employment agreement with Mr. Johnson. Molycorp Canada entered into an employment agreement with Mr. Bedford. These agreements are described below.
Employment Agreement with Mr. Bedford. On December 2, 2013, Molycorp Canada entered into an employment agreement with Mr. Bedford (which is referred to as the Bedford Agreement), which sets forth the terms of his compensation as President and Chief Executive Officer of the Company. The initial term of the Bedford Agreement commenced on December 2, 2013 and expires on March 31, 2017. The Bedford Agreement will then continue to renew for additional one year terms (or Additional One-Year Terms) unless either party delivers a written notice of an intent not to renew the Bedford Agreement at least ninety days before the beginning of the end of the initial term or each Additional One-Year Term. However, in the event of a change of control (as defined in the Bedford Agreement), the term will be extended for a period of 24 months from the date of such change of control.
The Bedford Agreement provides for an initial base salary of $600,000 (to be paid in Canadian dollars), which may be increased during the term at the discretion of the Company. Mr. Bedford is also entitled to participate in any long-term or short-term cash bonus programs that the Company adopts or maintains for the Company’s senior executives and will be assigned a target bonus in respect of the short-term cash bonus program of no less than 100% of his base salary, with the payment conditions for such bonus to be established by the Board of Directors. In addition, he is eligible to participate in the Company’s long-term incentive program at a target level of not less than 220% of his base salary, with the payment conditions for such awards to be established by the Board of Directors. Mr. Bedford is also entitled to participate in the health, welfare and retirement benefit programs provided to the Company’s senior executives.
For a period of one year after Mr. Bedford’s employment terminates for any reason, he will not directly or indirectly engage in any business that competes with the Company or its affiliates. In addition, Mr. Bedford is prohibited during the same time period from soliciting, influencing or inducing any employee of the Company or its affiliates to leave his or her employment or disrupting the relationship between the Company and any of its consultants, agents, representatives or vendors.
If the Bedford Agreement is terminated by Molycorp Canada without Cause or by Mr. Bedford for Good Reason (as such initially capitalized terms are defined below), Mr. Bedford will be entitled to severance payments and other benefits, which include the following:

•
Continued payment of his base salary in installments for one year plus one additional month for every full year of service with Molycorp Canada, the Company, and Neo Material Technologies Inc. since July 1999, not to exceed 24 months (the “Severance Period”);

•	A lump sum cash payment consisting of one times his target annual bonus opportunity for the year of termination;

•	Pro-rata portions of each time-based equity award and each performance-based equity award that is outstanding as of the termination date; and

•	Continued coverage under the medical and dental plans of Molycorp Canada for the Severance Period.
If Mr. Bedford’s employment is terminated without Cause or by Mr. Bedford for Good Reason within two years following a Change of Control, he will receive the payments and other benefits set forth above, except that the lump sum cash payment will equal two times his target annual bonus opportunity for the year of termination, the terms of the outstanding equity awards will continue to govern, and health and dental converge will continue for two years after the termination of employment. If Mr. Bedford’s employment is terminated without Cause after the term of the Bedford Agreement is not renewed by Molycorp Canada, then Mr. Bedford will be entitled to receive severance benefits as set forth in the Company’s severance plan as in effect at the time Mr. Bedford signed his employment agreement.
Under the Bedford Agreement, “Cause” is defined generally as: (1) willful misconduct or malfeasance relative to Mr. Bedford’s duties, or the Company or Molycorp Canada’s business; (2) conviction of Mr. Bedford of a crime that results in a sentence of imprisonment or involves theft, embezzlement, dishonesty or breach of securities or financial laws or regulations; or (3) activities by Mr. Bedford (other than those required by law of Company policy) that are materially injurious to the Company or its affiliates. Under the Bedford Agreement, “Good Reason” is defined generally as: (1) any materially adverse change in Mr. Bedford’s title or any material diminution in his authority, duties, or responsibilities, unless otherwise agreed to in writing by Mr. Bedford; (2) a relocation of Mr. Bedford’s principal office in Toronto, Canada to a location that is more than 50 miles from its location as of December 2, 2013; or (3) any material decrease in the amount of Mr. Bedford’s salary or bonus opportunities, unless otherwise agreed to in writing by Mr. Bedford.
Employment Agreement with Mr. Johnson. The Company entered into an employment agreement with Mr. Johnson on June 30, 2011 (which is referred to as the Johnson Agreement), which sets forth the terms of his compensation as Deputy General Counsel of the Company. The initial term of the Johnson Agreement commenced on June 30, 2011 and expires on June 30, 2014 unless the term is renewed in writing by mutual agreement of Mr. Johnson and the Company.
The Johnson Agreement provides for a base salary at a rate of not less than $250,000 per year, which may be increased during the term at the discretion of the Company. Mr. Johnson is also entitled to participate in any long-term or short-term cash bonus program that the Company adopts or maintains for the Company’s officers and directors as well as the Company’s Management Incentive Compensation Plan. In addition, Mr. Johnson is entitled to participate in the health, welfare and retirement benefit programs provided to the Company’s employees.
For a period of two years after Mr. Johnson’s employment terminates for any reason, he will not directly or indirectly engage in any business that competes with the Company or its affiliates. In addition, Mr. Johnson is prohibited during the same time period from soliciting, influencing or inducing any employee of the Company or its affiliates to leave his or her employment or disrupting the relationship between the Company and any of its consultants, agents, representatives or vendors.
If the Johnson Agreement is terminated by the Company without Cause or by Mr. Johnson for Good Reason (as such initially capitalized terms are defined below), Mr. Johnson will be entitled to a lump sum cash payment equal to one year of his base salary in addition to payment of any accrued, but unused vacation.
Under the Johnson Agreement, “Cause” is defined generally as: (1) misconduct, malfeasance or negligence relative to Mr. Johnson’s duties, or the Company’s business; (2) Mr. Johnson’s failure or refusal to perform the services required or as requested by the Chief Executive Officer of the Company, or Mr. Johnson’s refusal to carry out or perform proper directions or instructions from the Company or the Chief Executive Officer with respect to the services rendered hereunder; (3) conviction of Mr. Johnson of a crime that results in a sentence of imprisonment or involves theft, embezzlement, dishonesty or breach of securities or financial laws or regulations; (4) activities by Mr. Johnson that are injurious to the Company, its affiliates or their reputation; or (5) any conduct constituting “cause” under applicable law. Under the Johnson Agreement, “Good Reason” is defined generally as Mr. Johnson’s termination of employment within the two-year period following a Change of Control (as defined in the Johnson Agreement) as a result of: (1) any material diminution in Mr. Johnson’s authority, duties, or responsibilities; or (2) a relocation of Mr. Johnson’s principal office to a location that is more than 50 miles from its location as of June 30, 2011.
Letter Agreement with Mr. Karayannopoulos. On May 29, 2013, the Company entered into a letter agreement with Mr. Karayannopoulos (which is referred to as the Karayannopoulos Agreement) to confirm the compensation that the Company agreed to provide Mr. Karayannopoulos while serving as President and Chief Executive Officer of the Company. The term of the Karayannopoulos Agreement began December 10, 2012 and ended on the date on which Mr. Karayannopoulos ceased to serve in such role, which was December 2, 2013.
The Karayannopoulos Agreement provided for an annual base salary of $425,000, effective as of January 1, 2013. Mr. Karayannopoulos was also eligible to receive, as target annual incentive compensation under the 2010 Plan, a grant of stock-settled RSUs with a target value equal to approximately $850,000, subject to the achievement of both corporate and individual goals during a performance period that ran from January 1, 2013 through December 31, 2013 (referred to as the Karayannopoulos PBRSUs). The Karayannopoulos PBRSUs were granted on May 13, 2013 for 159,474 shares, and were earned and settled by the issuance of 89,305 shares of Company common stock during the first quarter of 2014. In addition, Mr. Karayannopoulos received long-term compensation in the form of a grant of 187,523 stock-settled RSUs (referred to as the Karayannopoulos RSUs). The Karayannopoulos RSUs were also granted pursuant to the terms of the 2010 Plan and a separate grant agreement. The Karayannopoulos RSUs vested on December 31, 2013 and were settled in shares of Company common stock shortly thereafter. Although Mr. Karayannopoulos elected not to participate in the health, welfare and retirement benefit programs provided to the Company’s other senior executives, he was entitled to retain benefits set forth in a letter agreement between Molycorp Canada and Mr. Karayannopoulos dated July 20, 2012. Mr. Karayannopoulos is not entitled to any severance payments pursuant to the Karayannopoulos Agreement.
Separation Agreement and General Release with Messrs. Ashburn, Jr. and Burba. On March 22, 2013, the Company entered into a separation agreement and general release with each of Messrs. Ashburn, Jr. and Burba to set forth the terms and conditions of the termination of service from the Company and a consulting agreement to set forth the terms and conditions of his ongoing transitional consulting services to the Company. As memorialized in the separation agreements, Mr. Ashburn, Jr.’s service as the Company’s Executive Vice President and General Counsel, and Mr. Burba’s service as the Company’s Executive Vice President and Chief Technology Officer, ceased on March 22, 2013, and each executive resigned from all positions he held as an officer and/or director of the Company’s subsidiaries and affiliates, as applicable, effective as of March 22, 2013.

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

As required under the terms of the executives’ employment agreements, they also received lump sum cash payments of $83,463 for Mr. Ashburn, Jr. and $65,463 for Mr. Burba with respect to their accrued but unused vacation time and all accrued but unpaid base salary through March 22, 2013.
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

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END TABLE
The following table provides information about outstanding equity awards for each of the Company’s named executive officers as of December 31, 2013.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Under-lying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Mr. Bedford	5/13/2013	—	—	—	—	49,367(2)	277,443	—	—
	5/13/2013	—	—	—	—	—	—	8,511(5)	47,832
	5/13/2013	—	—	—	—	38,465(2)	216,173	—	—
	5/13/2013	—	—	—	—	—	—	2,211(5)	12,426

Mr. Karayannopoulos	5/13/2013	—	—	—	—	13,133(3)	73,807	—	—

Mr. Doolan	5/13/2013	—	—	—	—	49,367(2)	277,443	—	—
	5/13/2013	—	—	—	—	—	—	8,511(5)	47,832
	5/13/2013	—	—	—	—	40,869(2)	229,684	—	—
	5/13/2013	—	—	—	—	—	—	2,349(5)	13,201

Mr. Johnson	7/1/2011	—	—	—	—	835(4)	4,693	—	—
	2/28/2012	—	—	—	—	2,586(2)	14,533	—	—
	2/28/2012	—	—	—	—	—	—	362(5)	2,034
	5/13/2013	—	—	—	—	45,709(2)	256,885	—	—
	5/13/2013	—	—	—	—	—	—	7,881(5)	44,291

Mr. Ashburn, Jr.	—	—	—	—	—	—	—	—	—

Mr. Burba	—	—	—	—	—	—	—	—	—

(1)    These amounts were calculated based on $5.62 per share, which was the closing price of the Company’s common stock on December 31, 2013.
(2)    These RSUs will vest in full on the third anniversary of the grant date, subject generally to continued employment by the recipient during the three-year period following the grant date, subject to certain exceptions described in the award agreement for the RSUs.
(3)    These RSUs will vest in full on May 13, 2016, subject generally to continued service as a director of the Company, subject to certain exceptions described in the award agreement for the RSUs.
(4)    These restricted shares will vest in full on the third anniversary of the grant date, subject generally to continued employment by the recipient during the three-year period following the grant date, subject to certain exceptions described in the award agreement for the restricted shares.

(5)    These PBRSUs, reported at threshold levels, will vest between 0% and 150% of the target PBRSUs upon the completion of a three-year performance period, subject generally to the achievement of specified relative performance and continued employment by the recipient during the performance period, subject to certain exceptions described in the award agreement for the PBRSUs.
2013 OPTION EXERCISES AND STOCK VESTED TABLE

Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Mr. Bedford	—	—
Mr. Karayannopoulos	187,523(1)	1,053,879
	89,305(2)	501,894
Mr. Doolan	—	—
Mr. Johnson	—	—
Mr. Ashburn, Jr.	—	—
Mr. Burba	—	—

(1)    Of the 187,523 shares of common stock to be issued to Mr. Karayannopoulos, 86,819 were withheld at his request to cover his tax liability.
(2)    Of the 89,305 shares of common stock to be issued to Mr. Karayannopoulos, 41,080 were withheld at his request to cover his tax liability.
(3)    Computed by multiplying the number of RSUs vesting by the closing price of a share of the Company’s common stock on the applicable date of vesting.
Retirement Plans
The Company’s U.S. based named executive officers are eligible to participate in the Company’s tax-qualified Molycorp Minerals, LLC 401(k) Plan on the same basis as other employees under the plan. Each year, the Company may make three types of contributions to each participant’s account. First, the Company makes non-elective discretionary contributions in which the Company contributes to a participant’s account an amount equal to 4% of the participant’s eligible compensation. Second, the Company makes a safe-harbor matching contribution to a participant’s account in which the Company contributes an amount equal to 100% of a participant’s contributions during the plan year, limited to 3% of the participant’s eligible compensation, plus 50% of the participant’s contributions during the plan year between 3% and 5% of the participant’s eligible compensation. Finally, the Company may make discretionary profit-sharing contributions in which the Company may contribute to a participant’s account an amount equal to a percentage of the participant’s eligible compensation that the Company determines each year up to 4% of the participant’s eligible compensation. For 2013, the Company made safe-harbor matching and non-elective discretionary contributions, but did not make profit-sharing contributions.
Our Canadian-based named executive officers are eligible to participate in the Canadian Group Retirement Savings Plan where the Company makes a matching contribution to their accounts equal to 100% of their contribution, limited to 5.0% of their eligible compensation. The 2013 Summary Compensation Table above reflects the actual dollar amounts contributed to the Company’s retirement plans on each named executive officer’s behalf in the “All Other Compensation” column.
Nonqualified Deferred Compensation
The following table reflects the amounts credited under the Company’s MICP on behalf of the Company’s named executive officers who reside in the U.S. The Company does not maintain any other nonqualified deferred compensation plan.

2013 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings/ (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Mr. Bedford(1)	—	—	—	—	—
Mr. Karayannopoulos(1)	—	—	—	—	—
Mr. Doolan(1)	—	—	—	—	—
Mr. Johnson	—	—	1,072	—	5,679
Mr. Ashburn, Jr.(2)	—	—	3,631	34,070	0
Mr. Burba(2)	—	—	(7,728)	67,907	0

(1)    Messrs. Bedford, Karayannopoulos and Doolan, as residents of Canada, do not qualify to participate in the MICP.
(2)    Messrs. Ashburn, Jr. and Burba elected to liquidate their holdings prior to December 31, 2013.
(3)    The amount reported in this column has not previously been reported in prior years’ Summary Compensation Tables.
On April 1, 2009, the Company established the MICP, which is a nonqualified deferred compensation plan for the purpose of providing deferred compensation benefits for a select group of management or highly compensated U.S. employees. Under the MICP, a participant may defer his or her base salary and any bonus, commission or other extraordinary compensation that is supplemental to the participant’s base salary and is dependent upon achievement of individual or Company performance goals. Participants may also defer the receipt of any shares subject to RSUs granted under the Company’s LTIP. In addition, if a participant elects to defer any of the cash portion of the bonus he or she earns under the annual incentive program, he or she may convert a percentage of that cash portion into RSUs (the Converted RSUs), which are credited to his or her account under the plan. If a participant converts any of his or her cash bonus into RSUs, then the Company will credit his or her account with Matching RSUs at an amount equal to 25% of the number of Converted RSUs. Converted RSUs are immediately vested. However, any Matching RSUs credited to a participant’s account will vest on the third anniversary of the date of grant of the Matching RSUs, so long as the participant remains in the Company’s continuous employ or retires prior to the vesting date.
Under the MICP, the Company establishes for each participant a cash account to which the Company credits any cash deferrals the participant elects, as well as any fractional balance of Converted RSUs or Matching RSUs that are converted into cash, an RSU account to which the Company credits any deferrals elected with respect to RSUs, an RSU account to which the Company credits any deferrals elected with respect to Converted RSUs, and a matching RSU account to which the Company credits any Matching RSUs credited to the participant. Participants may elect to have their cash accounts paid in a lump-sum or over a fixed schedule. Participants may also elect to have their accounts paid on a specified future date, upon their separation from service or upon the earlier of the two. Accounts are automatically paid out, or begin paying out, upon the participant’s death or disability, or upon a change of control of the Company. In May 2011, the MICP was amended to allow participants to make a mid-year deferral election with respect to performance-based awards granted to the participant in accordance with the provisions of Internal Revenue Code Section 409A.
From time to time, the Compensation Committee may make discretionary contributions to a participant’s account, which is used to reward the participant for achievement of superior operating performance. Participants are always fully vested in any discretionary contribution credited to his or her account. The Company intends for the MICP to constitute an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended. As mentioned above, no discretionary contributions were made to the MICP in 2013.
During 2013, only Mr. Johnson was eligible to participate in the deferral programs mentioned above, but no deferrals or discretionary contributions were made.
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
The following table sets forth the amounts payable to each named executive officer, if such executive’s employment had terminated under different scenarios, and/or a change of control of the Company had occurred, on December 31, 2013. For information about the actual termination and related payments to Messrs. Ashburn, Jr. and Burba, see the section above entitled “—Executive Compensation and Other Information—Employment Agreements—Separation Agreement and General Release with Messrs. Ashburn, Jr. and Burba”.
The Company maintains a Severance Pay Plan for Management Employees, which plan covers the Company’s named executive officers who are not parties to employment agreements with the Company. The plan was amended on March 7, 2013 to reduce the minimum benefit for terminations of employment covered under the plan and provide credit for service at any entity that the Company has acquired or will acquire in the future. Under the amended version of the Severance Pay Plan, if the Company terminates the named executive’s employment without cause or if the executive terminates his or her employment for good reason, and such termination does not occur within the twenty-four month period following a change of control of the Company, the cash severance is in an amount equal to the greater of (1) two times the executive’s weekly base pay times the executive’s years of service and (2) thirteen times the executive’s weekly base pay (capped at fifty-two times the executive’s weekly base pay). Under the Severance Pay Plan, if the Company terminates the named executive’s employment without cause or if the executive terminates his or her employment for good reason, and such termination occurs within the twenty-four month period following a change of control of the Company, the cash severance is in an enhanced amount equal to the greater of (1) two times the executive’s weekly base pay times the executive’s years of service and (2) thirty-nine times the executive’s weekly base pay (capped at fifty-two times the executive’s weekly base pay).
The table below does not include certain payments or benefits that do not discriminate in favor of the Company’s named executive officers and that generally would be available to any salaried employee of the Company or its operating subsidiaries upon termination of employment, or upon a change of control of the Company. Except as otherwise expressly indicated, the amounts set forth in the following table do not represent the actual sums a named executive officer would receive if his or her employment were terminated or there were a change of control of the Company. Rather, the amounts below generally represent only estimates, based upon assumptions described in the footnotes to the table, of certain payments and benefits that the named executive officers who were employed by the Company or any of its subsidiaries on December 31, 2013 would have been entitled to receive had any of the identified events occurred on such date. Moreover, for all of the named executive officers, the amounts set forth in the table necessarily are based upon the benefit plans and agreements that were in effect as of December 31, 2013, and for Mr. Karayannopoulos assume that his RSU and PBRSU grants for service as Interim President and Chief Executive Officer were earned at the beginning of December 31, 2013. Payments which the Company may make in the future upon an employee’s termination of employment or upon a change of control of the Company will be based upon benefit plans and agreements in effect at that time, and the terms of any such future plans and agreements may be materially different than the terms of the Company’s benefit plans and agreements as of December 31, 2013.

Potential Payments Upon Termination of Employment and/or a Change of Control Table

Name	Benefits and Payments	Voluntary Termination	Retirement	Without Cause or Good Reason Termination(1)	Without Cause or Good Reason Termination (Change of Control)(2)	For Cause Termination	Termination due to Death or Disability	Change of Control(3)
Mr. Bedford	Cash Severance(9)	$0	$0	$1,597,085	$1,994,170	$0	$0	$0
	Unvested RSUs(7)	$0	$0	$104,488	$493,616	$0	$493,616	$493,616
	Unvested PBRSUs(8)	$0	$0	$85,036	$401,723	$0	$78,113	$401,723
	Continued Health Benefits(5)	$0	$0	$11,975	$11,975	$0	$0	$0
	TOTAL:	$0	$0	$1,798,584	$2,901,484	$0	$571,729	$895,339

Mr. Karayan-nopoulos	Unvested RSUs(7)	$0	$0	$0	$73,807	$0	$73,807	$73,807
	TOTAL:	$0	$0	$0	$73,807	$0	$73,807	$73,807

Mr. Doolan	Cash Severance(4)	$0	$0	$126,846	$309,187	$0	$0	$0
	Unvested RSUs(7)	$0	$0	$0	$507,126	$0	$507,126	$507,126
	Unvested PBRSUs(8)	$0	$0	$79,119	$406,899	$0	$79,119	$406,899
	TOTAL:	$0	$0	$205,965	$1,223,212	$0	$586,245	$914,025

Mr. Johnson	Cash Severance(10)	$0	$0	$390,000	$390,000	$0	$0	$0
	Unvested Restricted Stock(6)	$0	$0	$0	$4,693	$0	$4,693	$4,693
	Unvested RSUs(7)	$0	$0	$0	$271,418	$0	$271,418	$271,418
	Unvested PBRSUs(8)	$0	$0	$59,900	$299,338	$0	$59,900	$299,338
	TOTAL:	$0	$0	$449,900	$965,449	$0	$336,011	$575,449

(1)    The amounts in this column are based on the assumption that, on December 31, 2013, the executive was terminated by the Company without cause or the executive terminated his or her employment with the Company for good reason, and such termination did not occur within the twenty-four month period following a change in control of the Company. In addition, these amounts assume all accrued base salary, benefits and vacation, including then unused accrued vacation, have been paid.
(2)    The amounts in this column with respect to cash severance are based on the assumption that, on December 31, 2013, the executive was terminated by the Company without cause or the executive terminated his or her employment with the Company for good reason and such termination occurred during the twenty-four month period following a change in control. The amounts in this column with respect to restricted stock, RSUs and PBRSUs are based on the assumption that, on December 31, 2013, a change in control of the Company occurred, the restricted stock and RSUs were assumed in connection with the change in control, and that the executive’s employment was terminated without cause or that the executive terminated his or her employment for good reason within two years after a change in control. In addition, these amounts assume all accrued base salary, benefits and vacation, including then unused accrued vacation, have been paid and that none of the outstanding restricted stock, RSU or PBRSU awards are assumed, continued or replaced in connection with the change in control, so such awards were accelerated at the time of the change in control.

(3)    The amounts in this column are based on the assumption that a change in control of the Company occurred on December 31, 2013, that the restricted stock, RSUs and PBRSUs were not assumed in connection with the change in control, and that the executive’s employment continued after such date. These amounts are also included in the column to which footnote two applies and should not be double-counted in that regard.
(4)    Reported amounts were calculated pursuant to the terms of the Severance Pay Plan for Management Employees in effect on December 31, 2013. These amounts assume all accrued base salary, benefits and vacation, including then unused accrued vacation, have been paid. Amounts for Mr. Doolan are converted using the 2013 average rate of CAD$1.00:USD$0.97.
(5)    These amounts reflect up to two years of continued health and welfare benefits as provided for in Mr. Bedford’s employment agreement.
(6)    Reported amounts consist of the value of the nonforfeitability of the unvested shares of restricted stock, based on the Company’s closing stock price on December 31, 2013 of $5.62 per share, assuming such awards are not assumed, continued or replaced in connection with a change in control.
(7)    Reported amounts consist of the value of the nonforfeitability of unvested time-based RSUs, based on the Company’s closing stock price on December 31, 2013 of $5.62 per share, assuming such awards are not assumed, continued or replaced in connection with a change in control
(8)    Reported amounts consist of the value of the nonforfeitability of unvested PBRSUs (assuming target performance for the performance period), based on the Company’s closing stock price on December 31, 2013 of $5.62 per share. Payouts for termination without cause or termination due to death or disability assume a pro-rata payout at target based on the portion of the performance period during which the officer was employed (and the execution of a release of claims for retirement or termination without cause). Payouts for scenarios involving a change in control assume full payout for the PBRSUs at target and that the PBRSUs are not assumed, continued or replaced in connection with a change in control.
(9)    Reported amounts were calculated pursuant to the terms of Mr. Bedford’s employment agreement in effect on December 31, 2013. Under the Bedford Agreement, if Molycorp Canada terminates his employment without cause or if the executive terminates his employment for good reason, and such termination does not occur within the twenty-four month period following a change in control of the Company, the cash severance is in an amount equal one times his base salary in effect on December 31, 2013 plus one additional month for every full year of service with the Company, Molycorp Canada and Neo Material Technologies Inc. (up to a total of two years of base salary - for Mr. Bedford, this amount is two years) and one times his target incentive amount under the 2013 annual incentive program. Under the Bedford Agreement, if Molycorp Canada terminates Mr. Bedford’s employment without cause or if he terminates his employment for good reason, and such termination occurs within the twenty-four month period following a change in control of the Company, the cash severance is in an enhanced amount equal to one times his base salary in effect on December 31, 2013 plus one additional month for every full year of service with the Company, Molycorp Canada and Neo Material Technologies Inc. (up to a total of two years of base salary - for Mr. Bedford, this amount is two years) and two times his target incentive amount under the 2013 annual incentive program.
(10)    Reported amounts were calculated pursuant to the terms of Mr. Johnson's employment agreement in effect on December 31, 2013. Under the Johnson Agreement, if the Company terminates his employment without cause or Mr. Johnson terminates his employment for good reason, the cash severance is in an amount equal to one times his base salary.
2013 Director Compensation
The following table sets forth information with respect to the compensation paid by the Company to each of the Company’s non-employee directors (excluding Mr. Karayannopoulos) during 2013:

2013 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Russell D. Ball	84,000	103,471	187,471
Ross. R. Bhappu	—	—	—
Brian T. Dolan	79,000	92,982	171,982
John Graell Moore	70,000	92,982	162,982
Charles R. Henry	77,000	92,982	169,982
Mark S. Kristoff	77,000	112,217	189,217
Alec Machiels	—	—	—
Jack E. Thompson	47,570	92,982	140,552
Michael Schwarzkopf	27,849	69,994	97,843

(1)    The following portions of the fees listed in this column for the following directors were deferred into RSUs under the Nonemployee Director Deferred Compensation Plan: Mr. Ball, $42,000; and Mr. Kristoff, $77,000.

(2)    The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of stock awards granted during 2013, which grants consisted of, with respect to the applicable director, the following amounts:
•    Mr. Ball: $92,982 in value for 13,133 RSUs granted on May 13, 2013 and $10,489 in value for 1,829 Matching RSUs acquired in connection with his deferral of director fees;
•    Mr. Kristoff: $92,982 in value for 13,133 RSUs granted on May 13, 2013 and $19,235 in value for 3,354 Matching RSUs acquired in connection with his deferral of director fees;
•    Mr. Schwarzkopf: $69,994 in value for 10,144 RSUs granted on August 12, 2013; and
•    Each of Messrs. Dolan, Graell, Henry and Thompson: $92,982 in value for 13,133 RSUs granted on May 13, 2013.
The non-employee directors had the following unvested stock awards outstanding as of December 31, 2013: Mr. Ball – 19,271 RSUs; Mr. Henry – 16,609 RSUs; Mr. Kristoff – 21,523 RSUs; Mr. Schwarzkopf – 10,144 RSUs; Mr. Thompson – 16,586 RSUs; and Messrs. Dolan and Graell – 15,443 RSUs each.
In 2013, all non-employee directors received an annual cash retainer in the amount of $70,000 and an annual equity award of time-based RSUs with a value equal to $70,000. The time-based RSUs will generally vest in full on the third anniversary of the grant date, subject to certain exceptions described in the award agreement for the RSUs. In addition, the additional annual cash retainers to be provided to the Board committee chairmen are listed below:

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
Under the Nonemployee Director Deferred Compensation Plan, the Company establishes for each U.S. participant a cash account to which the Company credits any cash deferrals the participant elects, an RSU account to which the Company credits any deferrals elected with respect to RSUs, an RSU account to which the Company credits any deferrals elected with respect to Converted RSUs, and a matching RSU account to which the Company credits any Matching RSUs credited to the participant. Participants may elect to have their cash accounts paid in a lump-sum or over a fixed schedule. Participants may also elect to have their accounts paid on a specified future date, upon their separation from service or upon the earlier of the two. Accounts are automatically paid out, or begin paying out, upon the participant’s death or disability, or upon a change of control of the Company.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section above and, based on this review, has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 filed with the SEC.
COMPENSATION COMMITTEE
Brian T. Dolan, Chairman
Mark S. Kristoff
Russell D. Ball

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information as of December 31, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,658,858	$48.87(1)	2,309,731(2)

Equity compensation plans not approved by security holders	—	—	—

Total	1,658,858	$48.87(1)	2,309,731(2)

(1)    Does not take into account restricted stock units, or RSUs, or performance-based RSUs, as those awards do not have an exercise price.
(2)    Reflects 2,061,287 shares available for issuance under the 2010 Equity and Performance Incentive Plan, including for awards other than stock options or stock appreciation rights, such as restricted stock, RSUs, performance shares, performance units or other stock-based awards (performance-based RSUs are reported at target for purposes of this table). Also reflects 248,444 shares available for issuance under Molycorp, Inc. 2012 Employee Stock Purchase Plan. The number of shares reported in this column assumes performance-based RSU awards will be settled at target levels, which may overstate actual expected dilution caused by those awards when actually settled.

BENEFICIAL OWNERSHIP OF THE COMPANY’S COMMON STOCK
Set forth in the following table is the beneficial ownership of the Company’s common stock as of April 28, 2014 (except as otherwise indicated) held by (i) the Company’s directors, principal executive officers, principal financial officers and three other most highly compensated executive officers during 2013, (ii) all of the Company’s executive officers and directors as a group and (iii) each person who is known to the Company to be the beneficial owner of more than five percent of the Company’s common stock. Beneficial ownership has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 under the Exchange Act. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with SEC reporting requirements. For purposes of calculating the percentage of shares of common stock beneficially owned, there were 244,712,452 shares of the Company’s common stock outstanding as of April 28, 2014. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Non-Officer Directors	Number of Shares	Percent of Class
Russell D. Ball(1)	27,324	*
Brian T. Dolan(2)	37,399	*
John Graell	60,000	*
Charles R. Henry(1)(3)	187,894	*
James J. Jackson	7,462	*
Mark S. Kristoff(1)(4)	3,930,392	1.61%
Alec Machiels	—	—
Dr. Michael Schwarzkopf	—	—
		*
Named Executive Officers
Geoffrey R. Bedford(2)(3)(5)	70,473	*
Michael F. Doolan(2)(3)(5)	67,464	*
Kevin W. Johnson	935	*

Constantine E. Karayannopoulos(1)(2)(3)(5)	219,272	*
John F. Ashburn, Jr.(6)	189,352	*
John C. Burba(7)	223,505	*

All directors and executive officers as a group (including the named executive officers) (14 persons)	5,021,472	2.05%

Beneficial Owners of More than 5% of Common Stock
Molibdenos y Metales S.A.(8)	49,478,478	19.99%
Resource Capital Funds(9)	16,760,529	6.84%
Pegasus Capital LLC(10)	11,358,305	4.64%

*     Less than 1% of common stock.
(1)    Includes the following shares of the Company’s common stock issuable upon the exercise of RSUs, each of which represents the right to receive one share of the Company’s common stock, that are fully vested and are payable after the person’s separation from service as a director or employee of the Company, as applicable: Mr. Ball—12,824 shares; Mr. Henry—108 shares; Mr. Kristoff—23,572 shares; and Mr. Karayannopoulos—148,929 shares.
(2)    Includes the following shares of the Company’s common stock issuable upon the conversion of the Company’s 6.00% Convertible Senior Notes due 2017 that are convertible at any time prior to the close of business on the second scheduled trading day immediately preceding September 1, 2017 at an initial conversion rate of 83.3333 shares of common stock per $1,000 principal amount of notes: Mr. Dolan —20,833 shares; Mr. Bedford—12,500 shares; Mr. Doolan—16,666 shares; and Mr. Karayannopoulos—8,333 shares.

(3)    Includes the following shares of the Company’s common stock issuable upon the conversion of the 5.50% Convertible Senior Notes due 2018 that are convertible at any time prior to the close of business on the second scheduled trading day immediately preceding February 1, 2018 at an initial conversion rate of 138.8889 shares of common stock per $1,000 principal amount of notes: Mr. Henry—50,693 shares; Mr. Bedford—13,888 shares; Mr. Doolan—13,888 shares; and Mr. Karayannopoulos—13,888 shares.
(4)    Includes 3,388,232 shares of the Company’s common stock held by Traxys S.à.r.l. Mr. Kristoff is the chief executive officer of Traxys S.à.r.l. and serves on its board of managers. Mr. Kristoff disclaims beneficial ownership of the shares of the Company’s common stock held by Traxys S.à.r.l., except to the extent of his pecuniary interest therein, if any.
(5)    Includes the following shares of the Company’s common stock issuable upon the exchange of the securities of MCP Exchangeco Inc., a British Columbian subsidiary of the Company. The securities of MCP Exchangeco, Inc. have no expiration date; however, the MCP Exchangeco, Inc. securities are subject to the right of the Company and MCP Callco, Inc., a British Columbian subsidiary of the Company, to (i) call such shares upon an anticipated liquidation, dissolution or winding up of MCP Exchangeco, Inc., or upon certain changes in law, and (ii) redeem such shares on or after the six-year anniversary of their issuance upon the occurrence of certain enumerated events. Mr. Bedford—12,498 shares; Mr. Doolan—11,910 shares; and Mr. Karayannopoulos—18,190 shares (including 3,866 shares held by Mr. Karayannopoulos’s wife).
(6)    Beneficial ownership information for Mr. Ashburn is provided as of March 22, 2013, the effective date of his termination of service as an executive officer of the Company, based on his Form 4 filing with the SEC on November 21, 2012. Includes 100 shares of the Company's common stock held as custodian for his son. Mr. Ashburn disclaims beneficial ownership of the shares of the Company's common stock held as custodian for his son, except to the extent of his pecuniary interest therein, if any.
(7)    Beneficial ownership information for Mr. Burba is provided as of March 22, 2013, the effective date of his termination of service as an executive officer of the Company, based on his Form 4 filing with the SEC on June 17, 2011.
(8)    As reported on Schedule 13D/A filed by Molibdenos Y Metales S.A. on March 10, 2014, includes $20,000,000 principal amount of 5.50% Convertible Senior Notes due 2018, which notes are convertible into 2,777,778 shares of the Company’s common stock. The address of Molibdenos y Metales S.A. is Camino Nos a Los Morros 66, San Bernardo, Santiago, Chile.
(9)    As reported on Schedule 13D/A filed on September 7, 2012 and Schedule 13D filed on April 7, 2014, includes (a) 11,042,605 shares of the Company's common stock held by Resource Capital Fund IV L.P., of which Resource Capital Associates IV L.P. is the general partner (RCA IV GP L.L.C. is the general partner of Resource Capital Associates IV L.P.) and (b) 5,301,258 shares of the Company's common stock held by Resource Capital Fund V L.P., of which Resource Capital Associates V L.P. is the general partner (RCA V GP Ltd. is the general partner of Resource Capital Associates V L.P.). The sole members of each of RCA IV GP L.L.C. and RCA V GP Ltd. are Messrs. Ryan T. Bennett, Ross R. Bhappu, Russ Cranswick, James McClements and Henderson G. Tuten and Ms. Sherri Croasdale (collectively, the "Principals"). Also includes 416,666 shares of the Company's common stock issuable upon conversion of $5,000,000 aggregate principal amount of the Company's 6.00% Convertible Senior Notes due 2017 (the "Notes") held by Resource Capital Fund V L.P. The conversion rate for the Notes is initially 83.3333 shares of Company common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $12.00 per share of Company common stock), subject to adjustment, pursuant to the terms of the Notes. The businesses of each of RCA IV GP L.L.C. and RCA V GP Ltd. are directed by the officers of each general partner. The Principals serve as executive officers. RCA IV GP L.L.C. may be deemed to have sole voting and dispositive power over 11,042,605 shares of the Company's common stock and RCA V GP Ltd. may be deemed to have sole voting and dispositive power over 5,301,258 shares of the Company's common stock, as well as any of the 416,666 shares of common stock issuable upon conversion of the Notes. The address of RCA IV GP L.L.C. and RCA V GP Ltd. is 1400 Sixteenth Street, Suite 200, Denver, Colorado 80202
(10)    As reported on Schedule 13D/A filed by Pegasus Partners IV, L.P. on December 2, 2011, includes: (a) 4,335,721 shares of the Company's common stock held by PP IV Mountain Pass II, LLC; (b) 2,100,144 shares of the Company's common stock held by PP IV MP AIV 1, LLC; (c) 767,104 shares of the Company's common stock held by PP IV MP AIV 2, LLC; (d) 767,104 shares of the Company's common stock held by PP IV MP AIV 3, LLC; and (e) 3,388,232 shares of the Company's common stock held by Traxys S.à.r.l. Pegasus Capital LLC may be deemed to beneficially own the shares of the Company's common stock held by PP IV Mountain Pass II, LLC, PP IV MP AIV 1, LLC, PP IV MP AIV 2, LLC, and PP IV MP AIV 3, LLC (collectively, the "Pegasus Entities") and Traxys S.à.r.l. Accordingly, each of Craig Cogut and Pegasus Capital LLC may be deemed to have sole voting and dispositive power over all 11,358,305 shares. Each of Craig Cogut and Pegasus Capital LLC disclaims beneficial ownership of any of the Company's securities held by the Pegasus Entities and Traxys S.à.r.l., except to the extent of any pecuniary interest therein. The address of each of the Pegasus Entities is 505 Park Avenue, 21st Floor, New York, New York 10022. The address of Traxys S.à.r.l. is 19-21 route d'Arlon, Immeuble Serenity, Batiments C+D, 2nd Floor, L-8009 STRASSEN, Grand-Duchy of Luxembourg.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Registration Rights
The Company entered into a registration rights agreement, dated as of April 15, 2010, with Resource Capital Fund IV L.P., Resource Capital Fund V L.P. (collectively, the "RCF Funds"), PP IV Mountain Pass II, LLC, PP IV MP AIV 1 LLC, PP IV MP AIV 2 LLC, PP IV MP AIV 3 LLC(collectively, "Pegasus Capital"), TNA Moly Group LLC ("TNA Moly"), MP Rare Company LLC ("MP Rare") and KMSMITH LLC, pursuant to which the stockholders party thereto were granted certain demand and piggyback registration rights. MP Rare subsequently distributed its shares of common stock subject to the registration rights agreement to its members, which included Alan Docter and Mark S. Kristoff, and TNA Moly subsequently transferred its shares of common stock subject to the registration rights agreement to its members, which included Traxys S.à.r.l.("Traxys").
In February 2014, the RCF Funds initiated a demand registration right under the registration rights agreement. A prospectus supplement was filed on April 4, 2014 pursuant to the exercise by the RCF Funds of the demand registration right. Under the registration rights agreement, certain of the stockholders, including the RCF Funds, Pegasus Capital and Traxys, each may make an unlimited number of demands for registration of its shares of common stock acquired prior to our initial public offering for resale on Form S-3, subject to certain exceptions. The Company is required to maintain the effectiveness of the registration statement until all shares of common stock registered thereunder have been sold, subject to certain exceptions. In addition, the registration rights agreement also provides that the stockholders, including RCF Funds, Pegasus Capital and Traxys, are permitted to participate in other registration statements the Company files, subject to certain exceptions.
From September 2008 until December 2013, Ross R. Bhappu, one of the Principals of the RCF Funds, was one of the Company's directors. Brian Dolan, who was a Principal of the RCF Funds until January 1, 2012, has been one of the Company's directors since September 2008. Mr. Alec Machiels has served as a partner at Pegasus Capital Advisors, L.P. since May 2006 and has been one of the Company's directors since September 2008. Finally, Mark S. Kristoff, who is the chief executive officer of Traxys and serves on its board of managers, has been one of the Company's directors since September 2008. The shares offered by the prospectus supplement filed on April 4, 2014 may be offered from time to time by the selling stockholders listed below. The Company does not know when or in what amounts the selling stockholders may offer shares of common stock for sale. The selling stockholders may sell any or all of the shares of common stock offered by that prospectus supplement.
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
DIRECTOR INDEPENDENCE
The Board reviews the independence of each director annually. In determining the independence of the Company’s directors, the Board considered Section 303A of the listing standards of the New York Stock Exchange, or the NYSE, and broadly considered the materiality of each director’s relationship with the Company. In making its determination, the Board also considered that (i) Mr. Karayannopoulos served as the Company’s Interim President and Chief Executive Officer from December 2012 until December 2013 and (ii) the Company provides recycling services to Plansee, Holding AG, or Plansee, a privately held Austrian company that is wholly-owned by an Austrian trust, of which Dr. Schwarzkopf and other members of his family are beneficiaries, and determined that there was no impairment of Mr. Karayannopoulos’ independence and Dr. Schwarzkopf’s independence. Based upon the foregoing criteria, the Board has determined that the following directors are independent: Russell D. Ball, Brian T. Dolan, John Graell, Charles R. Henry, James J. Jackson, Constantine E. Karayannopoulos, Mark S. Kristoff, Alec Machiels and Dr. Michael Schwarzkopf. In addition, the Board determined that each of Ross R. Bhappu and Jack E. Thompson did qualify as an independent director within the meaning of Section 303A of the listing standards of the NYSE for the 2013 fiscal year prior to the termination of their respective service on the Board during 2013.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Fees Paid to Independent Registered Public Accounting Firm
For the years ended December 31, 2013 and 2012, fees billed by the Company’s independent registered public accounting firm for such periods, PricewaterhouseCoopers LLP, to the Company were as follows (in thousands):

	Year ended
	December 31,
	(in thousands)
	2013(1)	2012
Audit Fees(2)	$4,338	$4,296
Audit-Related Fees(3)	324	1,703
Tax Fees(4)	—	—
All Other Fees(5)	5	5
Total Accounting Fees and Services	$4,662	$6,004
___________________

(1) Fees for 2013 include proposed billings for overruns, which remain subject to the approval of management and the Audit and Ethics Committee.
(2) Audit Fees for 2013 and 2012 were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2013 and 2012, respectively, and the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal years ended December 31, 2013 and 2012, respectively, as well as for services provided in connection with statutory and regulatory filings or engagements and comfort letters in connection with capital raisings by the Company for such fiscal years.
(3) Audit-Related Fees for 2013 were for professional services rendered in connection with an attestation engagement in support of a proposed funding transaction and a non monetary contribution to a subsidiary pursuant to local statutory requirements and in 2012 were for professional services rendered for due diligence related to mergers and acquisitions and attestation engagements in support of proposed funding transactions.
(4)     No professional services were rendered for tax compliance, tax advice or tax planning in either 2013 or 2012.
(5) All Other Fees for 2013 and 2012 were for fees paid to access a PricewaterhouseCoopers LLP accounting database and other research materials.
Except as set forth above and approved by the Audit and Ethics Committee pursuant to the Company’s pre-approval policies and procedures, no assurance or related services, tax compliance, tax advice or tax planning services were performed by PricewaterhouseCoopers LLP for the Company during the last two fiscal years.
Pre-Approval Policies and Procedures
Under the Company’s pre-approval policies and procedures, only audit, audit-related services and limited tax and accounting services will be performed by the Company’s principal independent registered public accounting firm. All audit, audit-related, tax and other accounting services to be performed for the Company must be pre-approved by the Company’s Audit and Ethics Committee. In furtherance of this policy, for 2013, the Audit and Ethics Committee authorized the Company to engage PricewaterhouseCoopers LLP for specific audit, audit-related and tax services up to specified fee levels. Pre-approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee must report any decisions to the full committee at its next scheduled meeting. The Company receives a report on pre-approval policies and procedures, if any to report, from the Audit and Ethics Committee at each general meeting of the Board.
The Audit and Ethics Committee considered whether PricewaterhouseCoopers LLP providing the Company with non-audit services was compatible with maintaining PricewaterhouseCoopers LLP’s independence and has received from PricewaterhouseCoopers LLP the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board concerning independence.
Changes in Independent Registered Public Accounting Firm
On March 19, 2014, the Audit and Ethics Committee approved the appointment of PricewaterhouseCoopers LLP (Canada), referred to in this section as PwC Canada, as the Company’s new independent registered public accounting firm beginning with the review of the Company’s financial statements for the quarter ending March 31, 2014. On March 19, 2014, the Audit and Ethics Committee also approved the dismissal of

PricewaterhouseCoopers LLP (U.S.), referred to in this section as PwC U.S., as the Company’s independent registered public accounting firm effective March 19, 2014.
The audit report of PwC U.S. on the consolidated financial statements of the Company for the years ended and as of December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
During the fiscal years ended December 31, 2013 and 2012, and the subsequent interim period through March 19, 2014, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) and the related instructions of Regulation S-K) between the Company and PwC U.S. However, during such periods, there were “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). The reportable events included a material weakness as described by the Company in Item 9A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, and Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 4 of the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. This material weakness related to not maintaining a sufficient complement of accounting and financial reporting personnel. In addition, as disclosed in Item 9A of the Company’s Annual Report in Form 10-K for the year ended December 31, 2013, there was an additional material weakness related to not designing and maintaining effective controls over restricted access, automated controls and change management activities within a recently implemented ERP system, and certain personnel had the ability to prepare and post journal entries without independent review by someone other than the preparer. PwC U.S.’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014, contained an adverse opinion thereon. The Audit and Ethics Committee has discussed the material weaknesses in the Company’s internal control over financial reporting with PwC U.S., and has authorized PwC U.S. to respond fully to the inquiries of PwC Canada concerning such material weaknesses.
The Company engaged PwC Canada as the Company’s new registered public accounting firm on March 19, 2014. During the fiscal years ended December 31, 2013 and 2012, and the subsequent interim period through March 19, 2014, neither the Company nor anyone acting on its behalf has consulted with PwC Canada with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that PwC Canada concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) and the related instructions of Regulation S-K) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).
The Company provided PwC U.S. with a copy of the disclosure made in a Current Report on Form 8-K, referred to in this section as the Report, prior to the time the Report was filed with the SEC. The Company requested that PwC U.S. furnish a letter addressed to the SEC stating whether or not it agrees with the statements made in the Report. A copy of PwC U.S.’s letter, dated March 21, 2014, was attached as Exhibit 16.1 to the Report.

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

Signature	Title	Date
/s/ Geoffrey R. Bedford Geoffrey R. Bedford	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 29, 2014
/s/ Michael F. Doolan Michael F. Doolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2014
* Russell D. Ball	Director	April 29, 2014
* Brian T. Dolan	Director	April 29, 2014
* John Graell	Director	April 29, 2014
* Charles R. Henry	Director	April 29, 2014
* Constantine E. Karayannopoulos	Chairman of the Board	April 29, 2014
* Mark S. Kristoff	Director	April 29, 2014
* Alec Machiels	Director	April 29, 2014
* Dr. Michael Schwarzkopf	Director	April 29, 2014

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

2.2
Amendment to Securities Purchase Agreement, dated October 7, 2013, by and between Molycorp, Inc. and Molibdenos y Metales S.A. (incorporated by reference to Exhibit 2.2 to Molycorp,  Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014).

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

10.5	*
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
Employment Agreement, dated December 5, 2013, by and between Molycorp, Inc. and Geoffrey R. Bedford. (incorporated by reference to Exhibit 10.22 to Molycorp,  Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014).
23.1
Consent of PricewaterhouseCoopers LLP. (incorporated by reference to Exhibit 23.1 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014)

23.2
Consent of SRK Consulting (U.S.), Inc. (incorporated by reference to Exhibit 23.2 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014)

24.1		Power of Attorney (incorporated by reference to Exhibit 24.1 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014).

95.1
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (incorporated by reference to Exhibit 95.1 to Molycorp,  Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014).

101.INS
XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014)

101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014)

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014)

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Molycorp, Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014)

_______________________________________________________________________________
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b).