Form 10-Q
period 2014-03-31
Molycorp, Inc.
filed 2014-05-07
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2014, the registrant had 244,712,409 shares of common stock, par value $0.001 per share, outstanding.

DEFINITIONS
The following table includes acronyms and abbreviations used in this report as well as definitions of certain rare earths, rare metals and mining terms often used in our public filings. Unless the context requires otherwise, references in this report to “Molycorp,” “we,” “our” or “us” refer to Molycorp, Inc. and its consolidated subsidiaries.

ARO	Asset Retirement Obligation.
ASC	Accounting Standards Codification.
ASP	Average Selling Price.
Assay	The analysis of the proportions of metals in ore, or the testing of an ore or mineral for composition, purity, weight, or other properties of commercial interest.
ASU	Accounting Standards Update.
Bastnasite
Bastnasite is a mixed-lanthanide fluoro-carbonate mineral (Ln F CO3) that currently provides the bulk of the world's supply of the light REEs. Bastnasite and monazite are the two most common sources of REEs. Bastnasite is found in carbonatites, igneous carbonate rocks that melt at unusually low temperatures.

Board	Molycorp's Board of Directors.
Bonded magnet
Bonded neodymium-magnets are prepared by melt spinning a thin ribbon of the NdFeB alloy. The ribbon contains randomly oriented Nd2Fe14B nano-scale grains. This ribbon is then pulverized into particles, mixed with a polymer and either compression or injection molded into bonded magnets. Bonded magnets offer less flux than sintered magnets, but can be net-shape formed into intricately shaped parts and do not suffer significant eddy current losses.

Cerium
Cerium (Ce) is a soft, silvery, ductile metal which easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite. Cerium has two relatively stable oxidation states, enabling both the storage of oxygen and its widespread use in catalytic converters. Cerium is widely used in the glass polish industry and in many other applications.

CHP	Combined Heat and Power.
Concentrate
Concentrate is a mineral processing product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the desired metal and/or metal minerals, and discarding the waste minerals. The resulting “concentrate” of minerals typically has an order of magnitude higher content of minerals than the beginning ore material.

Cut-off grade
Cut-off grade is the lowest grade of mineralized material that qualifies as ore in a given deposit. The grade above which minerals are considered economically mineable considering the following parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, refining costs, royalty expenses, by-product credits, process and refining recovery rates and price.

Didymium	Didymium is a natural and unseparated combination of neodymium and praseodymium, which is approximately 75% neodymium and 25% praseodymium, depending on the ore.
Dysprosium
Dysprosium (Dy) is a REE with a metallic silver lust. A few percent of Dy is often added to high-power NdFeB magnets to increase their resistance to demagnetization. A minor use of dysprosium is in the magnetostrictive alloy, based on DyTbFe, called terfenol-D.

Europium
Europium (Eu) is a REE with luminescent properties. Excitation of the europium atom, by absorption of energy, results in a visible emission. Almost all practical uses of europium utilize this luminescent behavior.

Exchange Act	U.S. Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
Gadolinium
Gadolinium (Gd) is a REE that absorbs neutrons and therefore is used for shielding and controlling neutron radiography and in nuclear reactors. Because of its paramagnetic properties, solutions of organic gadolinium complexes and gadolinium compounds are popular intravenous contrast enhancing agents for medical Magnetic Resonance Imaging contrast agents in (MRI). Gadolinium is sometimes added to samarium cobalt magnets to make their magnetic properties less temperature dependent.

Gallium
Gallium is a rare metal not found in nature, but it is easily obtained by smelting. Very pure gallium metal has a brilliant silvery color and its solid metal fractures conchoidally like glass. Almost all gallium is used for microelectronics.

Grade	The average REE content, as determined by assay of a metric ton of ore.

Indium
Indium is a rare, very soft, malleable and easily fusible post-transition metal that is chemically similar to gallium and thallium, and shows intermediate properties between these two. Indium's current primary application is to form transparent electrodes from indium tin oxide (ITO) in liquid crystal displays and touchscreens, and this use largely determines its global mining production. It is widely used in thin-films to form lubricated layers. It is also used for making particularly low melting point alloys, and is a component in some lead-free solders.

Lanthanum
Lanthanum (La) is the first member of the Lanthanide series. Lanthanum is a strategically important REE due to its use in fluid bed cracking catalysts, or FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells, batteries, and many other products.

LED	Light-emitting diode.
LREC	Light rare earth concentrate (purified and unseparated).
MD&A	Management's Discussion of Financial Condition and Results of Operations.
Mill	A processing plant that produces a concentrate of the valuable minerals contained in an ore.
Mineralization	The process or processes by which a mineral or minerals are introduced into a rock, resulting in a valuable or potentially valuable deposit.
Molycorp Canada	Molycorp Minerals Canada ULC (formerly Neo Material Technologies Inc.).
Molycorp Mountain Pass facility or Mountain Pass	The Molycorp Minerals, LLC rare earth minerals mining and processing facility located in Mountain Pass, California.
Molycorp Silmet	Molycorp Silmet AS - Sillamäe, Estonia.
MMA	Molycorp Metals and Alloys, Inc. - Tolleson, Arizona.
Monazite
Monazite is a reddish-brown phosphate mineral. Monazite minerals are typically accompanied by concentrations of uranium and thorium. This has historically limited the processing of monazite, however this mineral is becoming more attractive because it typically has slightly elevated concentrations of mid-to heavy rare earths as compared to rare earth-containing minerals such as bastnasite.

mt	Metric Ton = 2,205 pounds.
Niobium
Niobium is a rare, soft, grey, ductile transition metal found in the mineral pyrochlore, the main commercial source for niobium, and columbite. Niobium is used mostly in alloys, the largest part in special steel such as that used in gas pipelines. Although alloys contain only a maximum of 0.1% of niobium, that small percentage improves the strength of the steel. The temperature stability of niobium-containing superalloys is important for its use in jet and rocket engines. Niobium also is used in various superconducting materials, among other applications.

NdFeB	Neodymium-iron-boron alloy.
NdPr	Neodymium/Praseodymium.
Nd2O3	Neodymium(III) oxide or neodymium sesquioxide is the chemical compound composed of neodymium and oxygen.
Neodymium
Neodymium (Nd) is a REE used in a wide variety of applications, particularly as a key constituent of NdFeB permanent magnets and as an additive to capacitor dielectrics. NdFeB magnets have a relatively high power/weight ratio, and are used in a large variety of motors, generators, sensors and computer hard disk drives. Capacitors containing neodymium are found in cellular telephones, computers and nearly all other electronic devices. A minor application of neodymium is in lasers.

Neo PowdersTM	NdFeB magnet powders.
Ore	That part of a mineral deposit which could be economically and legally extracted or produced at the time of reserve determination.
Overburden	In surface mining, overburden is the material that overlays an ore deposit. Overburden is removed prior to mining.
Praseodymium
Praseodymium (Pr) is a REE that generally comprises about 4% of the lanthanide content of bastnasite and is used in several applications, including in NdFeB magnetic materials and as a coloring pigment in photographic filters, airport signal lenses, and welder's glasses.

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

REE	Rare earth element.
Recovery	The percentage of contained metal actually extracted from ore in the course of processing such ore.
REO	Rare earth oxide.
Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Same definition as 'ore'.
Rhenium
Rhenium is a silvery-white, heavy, third-row transition metal. With an estimated average concentration of 1 part per billion (ppb), rhenium is one of the rarest elements in the Earth's crust. The free element has the third-highest melting point and highest boiling point of any element. Rhenium resembles manganese chemically and is obtained as a by-product of molybdenum and copper ore's extraction and refinement. Nickel-based superalloys of rhenium are used in the combustion chambers, turbine blades, and exhaust nozzles of jet engines. These alloys contain up to 6% rhenium, making jet engine construction the largest single use for the element, with the chemical industry's catalytic uses being next-most important.

Samarium
Samarium (Sm) is a REE predominantly used to produce samarium-cobalt magnets. Although these magnets are slightly less powerful than NdFeB magnets at room temperature, samarium cobalt magnets can be used over a wider range of temperatures and are less susceptible to corrosion.

SEC	U.S. Securities and Exchange Commission.
SEG	Samarium, europium, gadolinium.
Sintered magnet
Sintered NdFeB-magnets are prepared by the raw materials being melted in a furnace, cast into a mold and cooled to form ingots. The ingots are pulverized and milled to tiny particles, which then undergo a process of liquid-phase sintering whereby the powder is magnetically aligned into dense blocks which are then heat-treated, cut to shape, surface treated and magnetized.

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

Terbium
Terbium (Tb) is a REE used primarily as a phosphor, either in fluorescent lamps or x-ray screens. It can replace dysprosium in NdFeB magnets but usually does not because of its cost. A minor use of terbium is in the magnetostrictive alloy, based on DyTbFe, called terfenol-D.

Ton	2,000 pounds.
Yttrium
Yttrium (Y), although not a lanthanide series element, is often considered to be a REE and its behavior is similar to heavy REEs. It is predominantly utilized in lighting applications and ceramics. Other uses include resonators, lasers, microwave communication devices and other electronic devices.

Zirconium oxide	Zirconium oxide is a white amorphous powder that is insoluble in water and highly refractory, used as a pigment for paints, a catalyst, and an abrasive.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLYCORP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$236,050	$314,317
Trade accounts receivable, net	51,591	61,757
Inventory (Note 4)	166,630	171,783
Prepaid expenses and other current assets	34,854	29,210
Total current assets	489,125	577,067
Non-current assets:
Deposits	26,005	25,997
Property, plant and equipment, net (Note 5)	1,756,090	1,762,874
Inventory (Note 4)	24,996	25,329
Intangible assets, net	324,964	330,867
Investments	47,152	48,875
Goodwill	228,750	228,750
Other non-current assets	6,554	7,043
Total non-current assets	2,414,511	2,429,735
Total assets	$2,903,636	$3,006,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$63,670	$84,449
Accrued expenses	55,426	48,501
Debt and capital lease obligations (Note 6)	16,885	16,362
Other current liabilities	3,582	4,063
Total current liabilities	139,563	153,375
Non-current liabilities:
Asset retirement obligation	16,218	16,966
Deferred tax liabilities (Note 7)	79,284	85,481
Debt and capital lease obligations (Note 6)	1,371,924	1,363,916
Other non-current liabilities	9,850	10,002
Total non-current liabilities	1,477,276	1,476,365
Total liabilities	$1,616,839	$1,629,740
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 350,000,000 shares authorized at March 31, 2014 and December 31, 2013 (Note 8)	245	241
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013 (Note 8)	—	2
Additional paid-in capital	2,191,404	2,194,405
Accumulated other comprehensive loss	(7,303)	(6,451)
Accumulated deficit	(926,535)	(840,474)
Total Molycorp stockholders’ equity	1,257,811	1,347,723
Noncontrolling interests	28,986	29,339
Total stockholders’ equity	1,286,797	1,377,062
Total liabilities and stockholders’ equity	$2,903,636	$3,006,802

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues	$118,526	$145,398
Costs of sales:
Costs excluding depreciation and amortization	(125,473)	(135,531)
Depreciation and amortization	(16,147)	(14,172)
Gross loss	(23,094)	(4,305)
Operating expenses:
Selling, general and administrative	(17,956)	(26,551)
Depreciation, amortization and accretion	(7,201)	(8,210)
Research and development	(2,766)	(6,405)
Operating loss	(51,017)	(45,471)
Other expenses:
Other income (expense)	474	(451)
Interest expense, net of capitalized interest	(35,639)	(11,649)
Loss before income taxes and equity earnings	(86,182)	(57,571)
Income tax benefit	1,907	22,490
Equity in loss of affiliates	(1,723)	(3,072)
Net loss	(85,998)	(38,153)
Net income attributable to noncontrolling interests	(63)	(818)
Net loss attributable to Molycorp stockholders	$(86,061)	$(38,971)

Net loss	$(85,998)	$(38,153)
Other comprehensive loss:
Foreign currency translation adjustments	(852)	(3,294)
Comprehensive loss	$(86,850)	$(41,447)
Comprehensive loss attributable to:
Molycorp stockholders	(86,787)	(40,629)
Noncontrolling interest	(63)	(818)
	$(86,850)	$(41,447)
Earnings per share of common stock (Note 9):
Net loss attributable to Molycorp stockholders	$(86,061)	$(38,971)
Dividends on Convertible Preferred Stock	(2,846)	(2,846)
Loss attributable to common stockholders	$(88,907)	$(41,817)

Weighted average common shares outstanding—basic	221,374,589	153,314,081
Basic loss per share:	$(0.40)	$(0.27)

Weighted average common shares outstanding—diluted	221,374,589	153,314,081
Diluted loss per share:	$(0.40)	$(0.27)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2013	240,380,094	$241	2,070,000	$2	$2,194,405	$(6,451)	$(840,474)	$1,347,723	$29,339	$1,377,062
Stock-based compensation	177,491	—	—	—	103	—	—	103	—	103
Conversion of Series A Mandatory Convertible Preferred Stock (Note 8)	4,140,000	4	(2,070,000)	(2)	(2)	—	—	—	—	—
Conversion of Exchangeable Shares	392	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	1,281	—	—	—	7	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(86,061)	(86,061)	63	(85,998)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(435)	(435)
Other comprehensive loss	—	—	—	—	—	(852)	—	(852)	—	(852)
Other	—	—	—	—	(263)	—	—	(263)	19	(244)
Balance at March 31, 2014	244,699,258	$245	—	$—	$2,191,404	$(7,303)	$(926,535)	$1,257,811	$28,986	$1,286,797

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2012	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258
Stock-based compensation	(7,749)	—	—	—	(325)	—	—	(325)	—	(325)
Component of 5.50% convertible debt	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares	10,476	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	1,253	—	—	—	—	—	—	—	—	—
Issuance of Primary Shares	43,125,000	43	—	—	248,097	—	—	248,140	—	248,140
Issuance of Borrowed Shares	6,666,666	7	—	—	—	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(38,971)	(38,971)	818	(38,153)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,286)	(1,286)
Other comprehensive loss	—	—	—	—	—	(3,294)	—	(3,294)	—	(3,294)
Balance at March 31, 2013	188,569,184	$189	2,070,000	$2	$1,949,662	$(12,727)	$(505,062)	$1,432,064	$34,744	$1,466,808

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(85,998)	$(38,153)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	23,348	22,532
Deferred income tax benefit	(6,097)	(29,475)
Inventory write-downs	17,371	22,125
Release of inventory step-up value	577	2,497
Stock-based compensation	822	(325)
Foreign exchange loss	4	2,197
Equity in results of affiliates	1,723	3,072
Other operating adjustments	250	(5,221)
Net change in operating assets and liabilities (Note 14)	2,215	(15,877)
Net cash used in operating activities	(45,785)	(36,628)
Cash flows from investing activities:
Investment in joint ventures	—	(3,423)
Capital expenditures	(29,752)	(181,103)
Other investing activities	493	(90)
Net cash used in investing activities	(29,259)	(184,616)
Cash flows from financing activities:
Repayments of debt	(489)	(11,108)
Net proceeds from sale of common stock	—	248,147
Issuance of 5.50% Convertible Notes	—	165,600
Payments of preferred dividends	(2,846)	(2,846)
Dividend paid to noncontrolling interests	(435)	(1,286)
Other financing activities	1,323	(79)
Net cash (used in) provided by financing activities	(2,447)	398,428
Effect of exchange rate changes on cash	(776)	(140)
Net change in cash and cash equivalents	(78,267)	177,044
Cash and cash equivalents at beginning of the period	314,317	227,790
Cash and cash equivalents at end of period	$236,050	$404,834

Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$(19,415)	$(82,646)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and Regulation S-X promulgated under the Exchange Act, and reflect all adjustments that are normal and recurring in nature, which, in the opinion of management, are necessary for the fair presentation of our financial position, results of operations and cash flows at March 31, 2014, and for all periods presented. While the December 31, 2013 balance sheet information was derived from our audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements and, as a result, all disclosures required by GAAP and Regulation S-X for annual financial statements have not been included in this report. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures where we do not exert control, but have the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for under the equity method of investment. All other investments are accounted at cost.

The prior period amount of "Equity in results of affiliates" in the unaudited condensed consolidated statements of cash flows has been broken out from "Other operating adjustments" to conform to the current period presentation. Additionally, nominal prior period revenues and expenses related to an asset disposal that we finalized in the first quarter of 2014, have been reclassified to "Other expense" in the condensed consolidated statement of operations and comprehensive income. Such reclassifications did not affect our results of operations.

Use of Estimates

The preparation of the financial statements, in accordance with GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions. Significant estimates we made in the accompanying financial statements include the collectability of accounts receivable, the recoverability of inventory, the useful lives and recoverability of long-lived assets such as property, plant and equipment, intangible assets, goodwill and investments, capital leases, uncertain tax positions, the realizability of deferred tax assets, and the adequacy of the asset retirement obligation.

Significant Accounting Policies

A summary of our significant accounting policies can be found in Item 8, Note 2 of the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). Based on this update, an entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. This guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The amendments were applied prospectively to unrecognized tax benefits that exist at the effective date. The adoption of this updated guidance did not have a material impact on our financial statements and related disclosures.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). The amendments specify that a cumulative translation adjustment ("CTA") should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The amendments are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments were to be applied prospectively to derecognition events occurring after the effective date. However, since we did not have any derecognition events in the three months ended March 31, 2014, the adoption of this updated guidance did not impact on our financial statements and related disclosures.

(2)	Liquidity and Capital Requirements
We expect to use our cash balances of $236.1 million as of March 31, 2014, as well as cash generated from operations in certain business units to fund our capital expenditures, debt service and other cash requirements. Capital expenditures for our Molycorp Mountain Pass facility are expected to total approximately $41.0 million for the remainder of 2014, including remaining payments for certain capital expenditures incurred as of March 31, 2014, and $50.0 million in 2015. Additionally, we expect to spend approximately $20.0 million on maintenance and expansion capital expenditures across all other business units for the remainder of 2014. While our cash balances as of March 31, 2014, cash generated from operations in certain business units, and available and planned financing are expected to be sufficient to satisfy our cash needs throughout the next twelve months, the amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to ramp-up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Molycorp Mountain Pass facility, (iii) stable or improved market conditions, (iv) our ability to sell our production of rare earths (including our ability to sell our cerium through market acceptance of SorbX® or otherwise), (v) our ability to repatriate cash generated from our global operations, and (vi) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing.
As part of our cash management procedures, we continue to evaluate opportunities to reduce costs and improve our liquidity, including potential proceeds from additional revolving credit facilities or other financing arrangements, although we do not have any firm commitments for such financing. Additionally, we have utilized and will continue to utilize lease financing for certain heavy mobile equipment and vehicles.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(3)	Segment Information
Our operations are organized into four reportable segments, each reflecting a unique combination of product lines and technologies: Resources, Chemicals and Oxides, Magnetic Materials and Alloys, and Rare Metals. The primary measurement we use to measure the financial performance of each reportable segment is OIBDA (Operating income before depreciation, amortization and accretion).

Three months ended March 31, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$3,111	$40,271	$54,720	$20,424		$—	$118,526
Inter-segment	12,453	6,285	1,218	—		(19,956)	—
Total revenues	$15,564	$46,556	$55,938	$20,424		$(19,956)	$118,526
OIBDA	$(36,445)	$3,299	$13,676	$(70)
Depreciation, amortization and accretion	(13,091)	(3,872)	(4,237)	(2,093)
Operating (loss) income	$(49,536)	$(573)	$9,439	$(2,163)	$(7,109)	$(1,075)	$(51,017)
Other income							474
Interest expense, net of capitalized interest							(35,639)
Loss before income taxes and equity earnings							$(86,182)

Three months ended March 31, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$14,658	$49,600	$54,678	$26,462		$—	$145,398
Inter-segment	2,645	14,610	—	—		(17,255)	—
Total revenues	$17,303	$64,210	$54,678	$26,462		$(17,255)	$145,398
OIBDA	$(31,073)	$2,231	$12,243	$5,553
Depreciation, amortization and accretion	(9,053)	(5,537)	(5,480)	(2,253)
Operating (loss) income	$(40,126)	$(3,306)	$6,763	$3,300	$(11,564)	$(538)	$(45,471)
Other expense							(451)
Interest expense, net of capitalized interest							(11,649)
Loss before income taxes and equity earnings							$(57,571)

(a)	Includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense.

(b)	Consist of inter-segment sales and gross profits elimination as well as eliminations of lower of cost or market adjustments related to inter-segment inventory.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

(4)	Inventory
At March 31, 2014 and December 31, 2013, our inventory consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Current:
Concentrate stockpiles	$30	$24
Raw materials	49,613	42,627
Work in process	38,340	41,962
Finished goods	56,672	65,662
Materials and supplies	21,975	21,508
Total current	$166,630	$171,783
Long-term:
Concentrate stockpiles	$4	$4
Raw materials	24,992	25,325
Total long-term	$24,996	$25,329
Assessment of normal production levels
For the three months ended March 31, 2014 and 2013, we determined that an additional $25.0 million and $22.0 million, respectively, of production costs would have been inventoriable had we been operating at normal production levels. These costs were excluded from inventory and included in costs of sales as incurred. In both periods, the large majority of these production costs related to lower than anticipated production volumes and abnormal consumption of the primary chemical reagents used during the optimization phase of our new separation processes at the Resources segment.
Write-downs of inventory
Due to the decline in some rare earths prices and low inventory turnover, we recognized write-downs of $16.2 million and $19.7 million for the three months ended March 31, 2014 and 2013, respectively, to reduce some of our inventory to the lower of cost or market. During the same interim periods, we recognized write-downs of stockpile inventory totaling $1.2 million and $2.4 million, respectively, due to adjustments of the estimated REO content in the stockpile. Our Resources segment was mostly affected by these charges, which were recorded in costs of sales in both interim periods.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(5)	Property, Plant and Equipment, net
We capitalized expenditures of $12.3 million and $120.9 million for the three months ended March 31, 2014 and 2013, respectively, the majority of which related to the expansion and modernization efforts, and certain other capital projects at our Molycorp Mountain Pass facility (Resources segment). In the first quarter of 2014, there was no interest capitalized on assets under construction. For the three months ended March 31, 2013, the expenditures above included capitalized interest of $21.5 million. Capitalized interest is typically added to "Construction in progress" until the asset is complete and ready for its intended use. Subsequently, capitalized interest is allocated to the pertinent asset class, generally "Land improvements", "Building and improvements" or "Plant and equipment", and amortized over the estimated useful life of the asset.
At March 31, 2014 and December 31, 2013, our property, plant and equipment consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Land	$12,841	$12,822
Land improvements	304,372	327,029
Buildings and improvements	557,839	418,510
Plant and equipment	448,774	288,603
Vehicles	2,968	2,986
Computer software	12,424	12,424
Furniture and fixtures	1,044	1,044
Construction in progress (a)	486,913	755,107
Natural gas delivery facility under capital lease	15,658	15,658
Mining equipment under capital lease	9,287	7,370
Mineral properties	23,912	23,999
Property, plant and equipment at cost	1,876,032	1,865,552
Less accumulated depreciation	(119,942)	(102,678)
Property, plant and equipment, net	$1,756,090	$1,762,874

(a)	Primarily related to expenditures at the Molycorp Mountain Pass facility.

Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work associated with our Molycorp Mountain Pass facility, all of which are capitalized.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(6)	Debt and Capital Lease Obligations
The following table provides a summary of the current and non-current portions of our debt outstanding and capital lease obligations at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current
	(In thousands)
Bank loans due May 2014 - September 2017	$14,140	$2,344	$14,128	$2,699
3.25% Convertible Notes, net of discount, due June 2016	—	209,211	—	207,028
6.00% Convertible Notes, net of discount, due June 2017	—	350,594	—	346,708
5.00% Debentures, net of discount, due December 2017	—	2,349	—	2,493
5.50% Convertible Notes, net of discount, due February 2018	—	149,471	—	148,198
10% Senior Notes, net of discount, due June 2020	—	637,788	—	637,435
Total debt	14,140	1,351,757	14,128	1,344,561

Capital lease obligations	2,745	20,167	2,234	19,355
Total debt and capital lease obligations	$16,885	$1,371,924	$16,362	$1,363,916
Weighted average interest rate on the bank loans was 3.29% and 3.59% at March 31, 2014 and December 31, 2013, respectively. Scheduled minimum debt repayments, excluding capital lease obligations, are $13.8 million for the remainder of 2014, $1.5 million in 2015, $230.8 million in 2016, $416.7 million in 2017, $172.5 million in 2018 and $650.0 million thereafter. As of March 31, 2014, we were in compliance with all applicable covenants related to our indebtedness, which are all affirmative in nature and contain customary "Change of control" provisions.
The following table presents a reconciliation of the principal amount to the net carrying value for each of our Convertible Notes and our Senior Notes at March 31, 2014 and December 31, 2013, and provides the interest cost of each instrument for the three months ended March 31, 2014 and 2013:

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes		10% Senior Notes
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In thousands)
Principal amount	$230,000	$230,000	$414,000	$414,000	$172,500	172,500	$650,000	$650,000
Unamortized debt discount	(20,789)	(22,972)	(63,406)	(67,292)	(23,029)	(24,302)	(12,212)	(12,565)
Net carrying amount	$209,211	$207,028	$350,594	$346,708	$149,471	148,198	$637,788	$637,435

	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Interest cost (a)	$4,058	$3,920	$10,150	$9,813	$3,659	2,297	$16,639	$16,605

(a) Interest cost includes the coupon interest, accretion of the initial equity component of the convertible notes (3.25% - $36,227; 6.00% - $68,695; and 5.50% - $21,815), accretion of the underwriting discounts and amortization of the issuance costs allocated to the liability component.

Senior Secured Obligations

The 10% Senior Secured Notes due 2020 ("Senior Notes") are our senior secured obligations and are guaranteed by certain of our domestic subsidiaries ("Guarantors"). The Senior Notes are secured by a first-priority security interest on substantially all of our property and assets and those of the Guarantors, subject to some exceptions for certain "Excluded Assets," such as:

•	Leasehold interests in real property;

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

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

Capital Leases

We lease certain mining and other equipment under agreements with various durations that have been determined to be capital leases. Those agreements contain purchase options at the end of the lease term and are generally at market interest rates. At March 31, 2014, total future minimum payments on our capital leases were $50.4 million and are due as follows: $5.7 million for the remainder of 2014, $7.6 million in 2015, $7.6 million in 2016, $6.5 million in 2017, $5.1 million in 2018 and $17.8 million thereafter. The aggregate amount of future minimum lease payments at March 31, 2014 includes total executory costs of $1.6 million and imputed interest of $25.8 million.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(7)	Income Taxes
Our effective income tax rate can vary significantly quarter-to-quarter for various reasons, including the mix and volume of business in lower tax jurisdictions, in jurisdictions with tax holidays and tax incentives, and in jurisdictions for which no deferred tax assets have been recognized because management believed it was not more likely than not that future taxable profit would be available against which tax losses and deductible temporary differences could be utilized. Our effective income tax rate can also vary due to the impact of foreign exchange fluctuations, operating losses, changes in our provisions related to tax uncertainties, and changes in our assertion relating to indefinitely reinvesting undistributed earnings of certain foreign subsidiaries.
For the three months ended March 31, 2014 and 2013, our effective tax rate was 2.2% and 39.1%, respectively. The March 31, 2014 effective tax rate was impacted primarily by valuation allowance required in the U.S. as a result of tax losses generated during the quarter.

(8)	Stockholders’ Equity
At March 31, 2014 and December 31, 2013, we had 244,838,060 and 240,380,138 shares of common stock issued and outstanding, respectively, and at December 31, 2013, we also had 2,070,000 shares of our 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) issued and outstanding.
On March 1, 2014, each share of our Convertible Preferred Stock automatically converted into two shares of our common stock based on the “maximum conversion rate”, as defined in our Amended and Restated Certificate of Incorporation. As a result, we issued 4,140,000 shares of our common stock in connection with the automatic conversion of the 2,070,000 shares of the Convertible Preferred Stock. Also on March 1, 2014, we paid the final $2.8 million of the aggregate preferred dividends on the Convertible Preferred Stock to holders of record at the close of business on February 15, 2014.

(9)	Earnings per Share
For the three months ended March 31, 2014 and 2013, the dividends on the Convertible Preferred Stock were subtracted from net loss attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used. Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At March 31, 2014 and 2013, all potential common stock under the treasury stock method were antidilutive in nature; consequently, we did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. Our Convertible Preferred Stock was antidilutive at March 31, 2014 and 2013. Also, under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At March 31, 2014 and 2013, our convertible notes were all antidilutive.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(10)	Stock-Based Compensation
The following tables summarize the stock-based awards with significant activity for the quarter ended March 31, 2014:

PBRSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	697,797	$7.45
Granted	744,540	$4.99
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2014	1,442,337	$6.18

RSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	1,076,385	$9.81
Granted	714,797	$4.96
Forfeited	(14,265)	$10.34
Vested	(27,553)	$31.35
Unvested at March 31, 2014	1,749,364	$7.48

(11)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
We lease certain office space, trailers and equipment pursuant to lease agreements that have been determined to be operating lease. Remaining annual minimum payments under these leases at March 31, 2014 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$6,000	$2,576	$1,992	$515	$917

(b)	Purchase Commitments
We entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with the modernization and expansion efforts at our Molycorp Mountain Pass facility. Future payments for all purchase commitments at March 31, 2014 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Purchase obligations and other commitment	$154,932	$133,530	$12,387	$5,988	$3,027

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(c)	Labor Contract
Certain of our employees at our Molycorp Mountain Pass facility are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At March 31, 2014, 238 employees, or approximately 61% of the workforce at our Molycorp Mountain Pass facility, were covered by this collective bargaining agreement.
At March 31, 2014, 170 employees, or approximately 30% of the workforce at our Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia is automatically renewed each year unless either party desires to make an amendment. The contract was last amended in February 2012.

(d)	Reclamation Surety Bonds
At March 31, 2014, we had placed $28.8 million of surety bonds with California state and regional agencies to secure our Mountain Pass facility closure and reclamation obligations.

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

In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. The purported class action lawsuits allege claims for relief arising out of alleged securities fraud in violation of the Exchange Act during the proposed class period from August 2, 2012 through August 7, 2013. Pursuant to stipulations and orders of the court

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

dated September 25, 2013 and September 27, 2013, among other things, the deadlines for us and our current and former executive officers to respond to the lawsuits were stayed pending appointment of a lead plaintiff under the Private Securities Litigation Reform Act. Pursuant to an order dated April 2, 2014, the U.S. District Court for the Southern District of New York consolidated the two purported class action lawsuits and appointed a lead plaintiff. The lead plaintiff has until May 19, 2014 to file its consolidated amended complaint in its consolidated claims. We believe that the lawsuits are without merit, and we intend to vigorously defend ourselves against these claims.

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

(12)	Concentrations
Resources Segment
There were no significant sales by customer or by product during the first quarter of 2014 and 2013 at the Resources segment.
Chemicals and Oxides Segment
Sales of cerium products within the Chemicals and Oxides segment accounted for approximately 10.1% and 11.6% of consolidated revenues in the first quarter of 2014 and 2013, respectively. There were no significant sales by customer in this segment in the same interim periods.
Magnetic Materials and Alloys Segment
Sales of Neo Powders™ within the Magnetic Materials and Alloys segment were approximately 44.6% and 34.0% of consolidated revenues for the three months ended March 31, 2014 and 2013. For the same comparative interim periods, sales of Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders, totaled $12.2 million and $8.9 million, respectively. At March 31, 2014 and December 31, 2013, we had accounts receivable from Daido Electronics of $4.1 million and $7.5 million, respectively.
Rare Metals Segment
There were no significant sales by product and by customer at the Rare Metals segment in the first quarter of 2014. Sales of tantalum in this segment were approximately 16% of consolidated revenues during the first quarter of 2013.

(13)	Related-Party Transactions
We supply Neo Powders™ to Toda Magnequench Magnetic Materials Co. Ltd. (“TMT”), an equity method investee of ours, to produce rare earth magnetic compounds. We then purchase these compounds back from TMT in its normal course of business. There are two other equity method investees with whom we regularly buy and sell products: Keli, which processes rare earth oxides into metals for inclusion in our Neo Powders™, and Ingal Stade, which sells gallium to our rare metals facilities located in Canada and the U.S. We also provide rare metal recycling services to Plansee Holding AG, a privately held Austrian company that is wholly-owned by an Austrian trust, of which one of our Board's directors and other members of his family are beneficiaries.

During the first quarter of 2014 and 2013, we purchased metals and received services from Keli for a total of $16.9 million and $9.6 million, respectively. Transactions with all other related parties described above were nominal in both interim periods.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(14)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following in the first quarter of 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Decrease (increase) in operating assets:
Accounts receivable	$10,171	$(10,928)
Inventory	(12,157)	14,367
Prepaid expenses and other assets	(6,968)	1,850
Increase (decrease) in operating liabilities:
Accounts payable	(2,065)	(15,835)
Income tax payable	(52)	5,092
Interest payable	17,233	(3,746)
Asset retirement obligation	(1,125)	(308)
Accrued expenses	(2,822)	(6,369)
	$2,215	$(15,877)

(15)	Fair Value of Financial Instruments
For assets and liabilities that are required under GAAP to be measured at fair value on a recurring or nonrecurring basis, we refer to a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad levels:

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

•	Level 3 - Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.
Our assets and liabilities measured at fair value on a recurring basis were as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Cash equivalents	$117,195	—	—	$117,195
Liabilities:
Derivative liability	—	—	$5,964	$5,964

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Cash equivalents	$179,052	—	—	$179,052
Liabilities:
Derivative liability	—	—	$6,089	$6,089
The financial assets classified in Level 1 at March 31, 2014 and December 31, 2013 consist of money market funds valued based on quoted prices for identical assets in active markets. The derivative liability relates to a share purchase agreement (“SPA”) between NMT Holding GmbH, one of our wholly-owned German subsidiary, and the shareholders of Buss & Buss, a majority-owned subsidiary of ours. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by us, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to us. We account for the put option at fair value with changes in fair value recognized currently in earnings. The change in fair value of the put option resulted in a nominal unrealized gain for the three months ended March 31, 2014 and 2013, which was recognized in "Interest expense" in the condensed consolidated statements of operations and comprehensive income. The technique used to fair value the derivative liability classified in Level 3 is the income approach based on a discounted cash flow model.
The following table presents the fair value of financial liabilities we report at their carrying value:

		March 31, 2014		December 31, 2013
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Long-term debt
3.25% Convertible Notes due June 2016	(Level 1)	$209,211	$179,515	$207,028	$161,771
6.00% Convertible Notes due September 2017	(Level 1)	350,594	339,273	346,708	312,570
5.50% Convertible Notes due February 2018	(Level 1)	149,471	153,503	148,198	164,015
10% Senior Secured Notes due June 2020	(Level 1)	637,788	643,500	637,435	646,750
Total long-term debt		$1,347,064	$1,315,791	$1,339,369	$1,285,106
The fair value of the long-term debt listed above is based on the last available market trade of each reporting period. The Debentures are not actively traded, and the difference between their carrying value and fair value is impractical to estimate. The carrying amount of certain other financial instruments, such as trade accounts receivables, trade accounts payable, accrued expenses and bank loans approximate fair value and, therefore, have been excluded from the table above.

(16)	Subsidiary Guarantor Financial Information
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	At March 31, 2014
	(in thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$110,169	$4,256	$121,625	$—	$236,050
Trade accounts receivable, net	—	2,103	49,488	—	51,591
Inventory	—	30,985	135,645	—	166,630
Prepaid expenses and other current assets	—	18,119	16,735	—	34,854
Total current assets	110,169	55,463	323,493	—	489,125
Non-current assets:
Deposits	2,062	23,943	—	—	26,005
Property, plant and equipment, net	—	1,616,807	139,283	—	1,756,090
Inventory	—	24,996	—	—	24,996
Intangible assets, net	—	426	324,538	—	324,964
Investments	—	32,427	14,725	—	47,152
Goodwill	—	—	228,750	—	228,750
Investments in consolidated subsidiaries	488,565	122,172	—	(610,737)	—
Intercompany accounts receivable	2,031,773	—	37,083	(2,068,856)	—
Other non-current assets	—	756	5,798	—	6,554
Total non-current assets	2,522,400	1,821,527	750,177	(2,679,593)	2,414,511
Total assets	$2,632,569	$1,876,990	$1,073,670	$(2,679,593)	$2,903,636
Current liabilities:
Trade accounts payable	$—	$31,147	$32,523	$—	$63,670
Accrued expenses	27,694	13,014	14,718	—	55,426
Debt and capital lease obligations	—	2,744	14,141	—	16,885
Other current liabilities	—	530	3,052	—	3,582
Total current liabilities	27,694	47,435	64,434	—	139,563
Non-current liabilities:
Asset retirement obligation	—	16,218	—	—	16,218
Deferred tax liabilities	—	—	79,284	—	79,284
Debt and capital lease obligations	1,347,064	20,167	4,693	—	1,371,924
Intercompany accounts payable	—	2,068,856	—	(2,068,856)	—
Other non-current liabilities	—	1,408	8,442	—	9,850
Total non-current liabilities	1,347,064	2,106,649	92,419	(2,068,856)	1,477,276
Total liabilities	$1,374,758	$2,154,084	$156,853	$(2,068,856)	$1,616,839
Stockholders’ equity:
Common stock	245	—	—	—	245
Additional paid-in capital	2,191,404	149,857	1,315,426	(1,465,283)	2,191,404
Accumulated other comprehensive loss	(7,303)	—	(7,303)	7,303	(7,303)
Accumulated deficit	(926,535)	(426,951)	(420,292)	847,243	(926,535)
Total Molycorp stockholders’ equity	1,257,811	(277,094)	887,831	(610,737)	1,257,811
Noncontrolling interests	—	—	28,986	—	28,986
Total stockholders’ equity	1,257,811	(277,094)	916,817	(610,737)	1,286,797
Total liabilities and stockholders’ equity	$2,632,569	$1,876,990	$1,073,670	$(2,679,593)	$2,903,636

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	At December 31, 2013
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$169,145	$6,467	$138,705	$—	$314,317
Trade accounts receivable, net	—	4,990	56,767	—	61,757
Inventory	—	32,307	139,476	—	171,783
Prepaid expenses and other current assets	—	15,833	13,377	—	29,210
Total current assets	169,145	59,597	348,325	—	577,067
Non-current assets:
Deposits	1,754	24,243	—	—	25,997
Property, plant and equipment, net	—	1,620,851	142,023	—	1,762,874
Inventory	—	25,329	—	—	25,329
Intangible assets, net	—	442	330,425	—	330,867
Investments	—	34,134	14,741	—	48,875
Goodwill	—	—	228,750	—	228,750
Investments in consolidated subsidiaries	532,767	121,849	—	(654,616)	—
Intercompany accounts receivable	2,001,583	—	—	(2,001,583)	—
Other non-current assets	—	771	6,272	—	7,043
Total non-current assets	2,536,104	1,827,619	722,211	(2,656,199)	2,429,735
Total assets	$2,705,249	$1,887,216	$1,070,536	$(2,656,199)	$3,006,802
Current liabilities:
Trade accounts payable	$—	$49,702	$34,747	$—	$84,449
Accrued expenses	18,158	13,782	16,561	—	48,501
Debt and capital lease obligations	—	2,234	14,128	—	16,362
Other current liabilities	—	617	3,446	—	4,063
Total current liabilities	18,158	66,335	68,882	—	153,375
Non-current liabilities:
Asset retirement obligation	—	16,966	—	—	16,966
Deferred tax liabilities	—	—	85,481	—	85,481
Debt and capital lease obligations	1,339,368	19,355	5,193	—	1,363,916
Intercompany accounts payable	—	1,999,562	2,021	(2,001,583)	—
Other non-current liabilities	—	1,393	8,609	—	10,002
Total non-current liabilities	1,339,368	2,037,276	101,304	(2,001,583)	1,476,365
Total liabilities	$1,357,526	$2,103,611	$170,186	$(2,001,583)	$1,629,740
Stockholders’ equity:
Common stock	241	—	—	—	241
Preferred stock	2	—	—	—	2
Additional paid-in capital	2,194,405	149,857	1,315,426	(1,465,283)	2,194,405
Accumulated other comprehensive loss	(6,451)	—	(6,451)	6,451	(6,451)
Accumulated deficit	(840,474)	(366,252)	(437,964)	804,216	(840,474)
Total Molycorp stockholders’ equity	1,347,723	(216,395)	871,011	(654,616)	1,347,723
Noncontrolling interests	—	—	29,339	—	29,339
Total stockholders’ equity	1,347,723	(216,395)	900,350	(654,616)	1,377,062
Total liabilities and stockholders’ equity	$2,705,249	$1,887,216	$1,070,536	$(2,656,199)	$3,006,802

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	Three Months Ended March 31, 2014
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$17,230	$113,733	$(12,437)	$118,526
Costs of sales:
Costs excluding depreciation and amortization	—	(53,379)	(84,531)	12,437	(125,473)
Depreciation and amortization	—	(12,127)	(4,020)	—	(16,147)
Gross (loss) profit	—	(48,276)	25,182	—	(23,094)
Operating expenses:
Selling, general and administrative	(240)	(8,158)	(9,558)	—	(17,956)
Depreciation, amortization and accretion	—	(1,045)	(6,156)	—	(7,201)
Research and development	—	(143)	(2,623)	—	(2,766)
Operating (loss) income	(240)	(57,622)	6,845	—	(51,017)
Other (expense) income:
Other (expense) income	(18,271)	16	18,729	—	474
Interest (expense) income, net of capitalized interest	(34,555)	(1,205)	121	—	(35,639)
Interest income (expense) from intercompany notes	10,355	(504)	(9,851)	—	—
Equity (loss) income from consolidated subsidiaries	(43,350)	323	—	43,027	—
(Loss) income before income taxes and equity earnings	(86,061)	(58,992)	15,844	43,027	(86,182)
Income tax benefit	—	—	1,907	—	1,907
Equity in loss of affiliates	—	(1,707)	(16)	—	(1,723)
Net (loss) income	(86,061)	(60,699)	17,735	43,027	(85,998)
Net income attributable to noncontrolling interest	—	—	(63)	—	(63)
Net (loss) income attributable to Molycorp stockholders	$(86,061)	$(60,699)	$17,672	$43,027	$(86,061)

Net (loss) income	$(86,061)	$(60,699)	$17,735	$43,027	$(85,998)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(852)	—	(852)
Comprehensive (loss) income	$(86,061)	$(60,699)	$16,883	$43,027	$(86,850)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(86,061)	(60,699)	16,946	43,027	(86,787)
Noncontrolling interest	—	—	(63)	—	(63)
	$(86,061)	$(60,699)	$16,883	$43,027	$(86,850)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	Three Months Ended March 31, 2013
	(in thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$21,609	$134,147	$(10,358)	$145,398
Costs of sales:
Costs excluding depreciation and amortization	—	(45,329)	(100,560)	10,358	(135,531)
Depreciation and amortization	—	(7,430)	(6,742)	—	(14,172)
Gross (loss) profit	—	(31,150)	26,845	—	(4,305)
Operating expenses:
Selling, general and administrative	—	(17,016)	(9,535)	—	(26,551)
Depreciation, amortization and accretion	—	(1,709)	(6,501)	—	(8,210)
Research and development	—	(1,960)	(4,445)	—	(6,405)
Operating (loss) income	—	(51,835)	6,364	—	(45,471)
Other (expense) income:
Other expense	—	—	(451)	—	(451)
Interest (expense) income, net of capitalized interest	(11,139)	(2,060)	1,550	—	(11,649)
Interest income (expense) from intercompany notes	9,651	1,644	(11,295)	—	—
Equity (loss) income from consolidated subsidiaries	(43,367)	1,078	—	42,289	—
Loss before income taxes and equity earnings	(44,855)	(51,173)	(3,832)	42,289	(57,571)
Income tax benefit (loss)	5,884	19,450	(2,844)	—	22,490
Equity in loss of affiliates	—	(1,998)	(1,074)	—	(3,072)
Net loss	(38,971)	(33,721)	(7,750)	42,289	(38,153)
Net income attributable to noncontrolling interest	—	—	(818)	—	(818)
Net loss attributable to Molycorp stockholders	$(38,971)	$(33,721)	$(8,568)	$42,289	$(38,971)

Net loss	$(38,971)	$(33,721)	$(7,750)	$42,289	$(38,153)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(3,294)	—	(3,294)
Comprehensive loss	$(38,971)	$(33,721)	$(11,044)	$42,289	$(41,447)
Comprehensive loss attributable to:
Molycorp stockholders	(38,971)	(33,721)	(10,226)	42,289	(40,629)
Noncontrolling interest	—	—	(818)	—	(818)
	$(38,971)	$(33,721)	$(11,044)	$42,289	$(41,447)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	Three Months Ended March 31, 2014
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash used in operating activities	$(33,089)	$(829)	$(11,867)	$—	$(45,785)
Cash flows from investing activities:
Intercompany advances made	(55,041)	—	—	55,041	—
Repayments from non-guarantor	32,000	—	—	(32,000)	—
Capital expenditures	—	(27,943)	(1,809)	—	(29,752)
Other investing activities	—	—	493	—	493
Net cash used in investing activities	(23,041)	(27,943)	(1,316)	23,041	(29,259)
Cash flows from financing activities:
Repayments of debt	—	—	(489)	—	(489)
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(435)	—	(435)
Repayments to parent	—	—	(32,000)	32,000	—
Intercompany advances owed	—	25,238	29,803	(55,041)	—
Other financing activities	—	1,323	—	—	1,323
Net cash (used in) provided by financing activities	(2,846)	26,561	(3,121)	(23,041)	(2,447)
Effect of exchange rate changes on cash	—	—	(776)	—	(776)
Net change in cash and cash equivalents	(58,976)	(2,211)	(17,080)	—	(78,267)
Cash and cash equivalents at beginning of the period	169,145	6,467	138,705	—	314,317
Cash and cash equivalents at end of period	$110,169	$4,256	$121,625	$—	$236,050

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	Three Months Ended March 31, 2013
	(in thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash provided by (used in) operating activities	$17,211	$(58,035)	$4,196	$—	$(36,628)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Intercompany advances made	(193,454)	—	—	193,454	—
Loans to non-guarantor	—	(1,300)	—	1,300	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(174,703)	(6,400)	—	(181,103)
Other investing activities	—	—	(90)	—	(90)
Net cash used in investing activities	(193,454)	(179,426)	(46,490)	234,754	(184,616)
Cash flows from financing activities:
Repayments of debt	—	—	(11,108)	—	(11,108)
Net proceeds from sale of common stock	248,147	—	—	—	248,147
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(1,286)	—	(1,286)
Borrowings from non-guarantor	—	40,000	—	(40,000)	—
Borrowing from guarantor	—	—	1,300	(1,300)	—
Intercompany advances owed	—	182,491	10,963	(193,454)	—
Other financing activities	—	(79)	—	—	(79)
Net cash provided by (used in) financing activities	410,901	222,412	(131)	(234,754)	398,428
Effect of exchange rate changes on cash	—	—	(140)	—	(140)
Net change in cash and cash equivalents	234,658	(15,049)	(42,565)	—	177,044
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$251,218	$2,971	$150,645	$—	$404,834

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          This Quarterly Report on Form 10-Q ("Report") contains forward-looking statements within the meaning of the Exchange Act and the Securities Act of 1933. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as "may," "will," "would," "could," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative or plural of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements.
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•	the potential need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital;

•	our ability to optimize our Molycorp Mountain Pass facility to produce rare earths and other planned downstream products at planned production rates and cash production costs;

•
the success of our cost mitigation efforts in connection with our modernization and expansion efforts at the Molycorp Mountain Pass facility, which if unsuccessful, might cause our costs to exceed budget;

•	the final costs of our planned capital projects which may differ from estimated costs, including unanticipated costs related to optimization of our Molycorp Mountain Pass facility;

•	market conditions, including prices and demand for our products;

•	our ability to control our working capital needs;

•	our ability to service our debt;

•	risks and uncertainties associated with intangible assets, including any future goodwill impairment charges;

•	our ability to protect our intellectual property, and our ability to defend against any claims of infringement of intellectual property rights of third parties;

•	risks associated with doing business globally, including foreign exchange rate fluctuations and our ability to repatriate cash generated from our global operations;

•	our ability to develop internal and external sources of demand for our products;

•	the development and commercialization of new products;

•	unexpected actions of domestic and foreign governments, including changes to China's export quota system and other regulatory mechanism for the rare earths industry;

•	various events which could disrupt operations, including natural events and other risks;

•	uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production;

•
uncertainties related to feasibility studies that provide estimates of expected or anticipated costs, expenditures and economic returns, REO prices, production costs and other expenses for operations, which are subject to fluctuation;

•	risks and liabilities related to the dangers involved in the mining and processing of minerals and the manufacture of mineral products;

•	uncertainties regarding global supply and demand for rare earths materials;

•	uncertainties regarding the results of our exploratory drilling programs;

•	our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships;

•	uncertainties related to Molycorp Canada's competitive position in the manufacture of NdFeB powders resulting from the expiration of certain key patents;

•	our sintered NdFeB rare earths magnet joint venture's ability to successfully manufacture magnets within its expected timeframe;

•
our ability to remediate the material weaknesses in our internal controls over financial reporting, and our ability to maintain sufficient internal controls in the future, could affect our ability to ensure timely and reliable financial reports;

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

•	our ability to obtain and renew permits required for the operation of our manufacturing facilities;

•	uncertainties associated with unanticipated geological conditions related to mining; and

•	the outcome of the stockholder class action litigation and derivative litigation, including any actions taken by government agencies in connection therewith.
Refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 3, 2014 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Any forward-looking statement you read in this Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements because such statements speak only as to the date when made. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as otherwise required by applicable law. The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included in this Report.
This Report also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.
Overview
 We are a leading rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium. Our vertical integrated business allows us to operate multiple product supply chains, serve as a supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide.

Our operations are organized into four reportable segments, each reflecting a unique combination of product lines and technologies: Resources, Chemicals and Oxides, Magnetic Materials and Alloys, and Rare Metals.

The Resources segment includes our operations at the Molycorp Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for over 60 years. At the Molycorp Mountain Pass facility, we conduct rare earth minerals extraction to produce the following: LREC; separated rare earth oxides, including lanthanum, cerium and NdPr; heavy rare earth concentrates, which include SEG, terbium, dysprosium and others; and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX™. In 2013, we completed a number of case studies at various plants using SorbX® to remove contaminants from water. Based on the results from these case studies, we currently are working with some of our initial customers to use their plants to demonstrate the benefits of using SorbX® to remove contaminants, including phosphates from wastewater. Since 2013, we have been selling limited but consistent volumes of PhosFIX™ for recreational water applications.
The Chemicals and Oxides segment includes: production of rare earths at Molycorp Silmet; separated heavy rare earth oxides and other custom engineered materials from our facilities in Jiangyin, Jiangsu Province, China; and production of rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from our facilities in Zibo, Shandong Province, China. Rare earths and zirconium applications from products made in this segment include catalytic converters, computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.

The Magnetic Materials and Alloys segment includes the production of Neo Powders™ through our wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand, under the Molycorp Magnequench brand. This operating segment also includes manufacturing of neodymium and samarium magnet alloys, other specialty alloy products and rare earth metals at our MMA facility. Neo Powders™ are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size, reduced weight, and energy efficient performance.

The Rare Metals segment produces, reclaims, refines and markets high value niche metals and their compounds that include gallium, indium, rhenium, tantalum, and niobium. Operations in this segment are distributed in several locations: Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario, Canada; Sagard, Germany; Stade, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others.
Modernization and Expansion of our Molycorp Mountain Pass Facility
All key production components of our Molycorp Mountain Pass facility are operational, including the Chlor-Alkali plant, which completed commissioning and was turned over to operation in February 2014, and the final unit of the multi-stage cracking plant, which was turned over to operations during the fourth quarter of 2013. Our Chlor-Alkali plant will help us recycle wastewater from our separation processes as well as regenerate chemical reagents needed for separations, including hydrochloric acid and caustic soda, which is expected to reduce the amount of chemical reagents supplies we must purchase. The Chlor-Alkali plant is expected to significantly drive down the cash production costs at our Molycorp Mountain Pass facility, which we believe will make it competitive with the lowest cost producers of rare earth products globally, although there can be no assurances. The multi-stage cracking plant is part of a multi-stage chemical process designed to increase the current rare earths recovery rates at our Molycorp Mountain Pass facility, increase production throughput, and contribute to lower unit production costs. We expect that it will take several months of optimization before we fully realize anticipated benefits from both our multi-stage cracking plant and Chlor-Alkali plant.

In addition to directly supplying customer demand, our Molycorp Mountain Pass facility provides rare earths feedstock for our value-added processing plants in Sillamäe, Estonia; Zibo, China; Jiangyin, China; and Tolleson, Arizona. Those facilities produce advanced materials that are custom engineered for a variety of global rare earths markets. We expect our Molycorp Mountain Pass facility to provide increased volumes of rare earths feedstock for the planned production of our Molycorp Silmet and Zibo facilities for the remainder of 2014.

NdPr produced at our Molycorp Mountain Pass facility is expected to be sold directly to magnetic material customers, IMJ, MMA and our downstream operations under the Molycorp Magnequench brand at our wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand.

Factors Affecting our Results of Operations and Discussion of our Consolidated Results of Operations (See discussion by segment in the next section of this MD&A)
Revenues
The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive and electronics industries, China REE export quotas and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content. Sales of our rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxide products from our Chemicals and Oxides segments are particularly affected by the typical manufacturing slow-down across Asia during the Chinese New Year and Spring Festival holidays in the first quarter of each year. First quarter sales in the Magnetic Materials and Alloys segment are typically weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by that segment. The effort by these companies to draw down inventory levels near to their year-end closing typically results into lower shipments of products from the Magnetic Materials and Alloys segment. Sales of our rare earths, including LREC and heavy rare earth concentrates from our Resources segment, are affected by a combination of the factors described above. Additionally, in certain of our segments, particularly the Magnetic Materials and Alloys, prices are set at a one-quarter lag, so improvements in our results will lag any market improvements.
Our consolidated revenues for the first quarter of 2014 decreased approximately $26.9 million, or 18%, from the comparable period in 2013. This change was mostly driven by lower realized prices in our Chemicals and Oxides segment, where external revenues declined about 19% from the first quarter of 2013, and at our Rare Metals segment, which experienced a 23% period-over-period external revenues decline. External sales in these two segments were fairly consistent in both interim periods relative to consolidated sales, with Chemicals and Oxides at 34% and Rare Metals at about 17%. External sales in our Resources segment, which represented only 3% of consolidated revenues, decreased by approximately 79%. However, from the first quarter of 2013 to the first quarter of 2014, our Resources segment increased sales to our value-adding processing facilities by approximately $9.8 million, or 371%. This significant increase was associated with larger production volume, which increased 83%, and improved quality of the feedstock materials. Our Molycorp Mountain Pass facility is now able to consistently supply our down-stream processing of advanced, custom engineered rare earth materials. Revenues in our Magnetic Materials and Alloys segment remained relatively flat for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, and represented 46% and 38%, respectively, of our consolidated revenues.
Costs of sales
Our costs of sales comprise processing costs, including depreciation and amortization of productive assets, and costs of certain raw materials we purchase from outside vendors, which we allocate to the products we produce at our operating facilities. Because many of our costs are fixed, as our production increases or decreases, our average cost per volume produced decreases or increases, respectively. Primary production costs across our reportable segments include direct labor and benefits, chemical reagents, natural gas, depreciation and amortization, electricity, maintenance, operating supplies and other plant overhead expenses. Our costs of sales may also reflect the write-down of inventory based on current market prices for our products, which could materially affect our consolidated net results of operations.
Our most significant variable costs across all segments are raw materials, chemical reagents, electricity and natural gas. Our CHP plant at the Molycorp Mountain Pass facility feeds low-cost, high efficiency electrical power and steam to plants and buildings across the facility. As a result, natural gas has substantially replaced third-party electricity and reduced our energy costs at the Molycorp Mountain Pass facility. Our Chlor-Alkali plant at Mountain Pass, which was turned over to operations in February 2014, will help us recycle wastewater from our separation processes as well as regenerate chemical reagents needed for separations, including hydrochloric acid and caustic soda. This plant is expected to reduce the amount of chemical reagents supplies we would otherwise be required to purchase.
Our variable costs, such as electricity, natural gas, operating supplies and chemical reagents, are subject to volume fluctuations and are influenced by general economic conditions that are beyond our control.

During the first quarter of 2014, our consolidated costs of sales, excluding depreciation and amortization, decreased $10.1 million, or 7.4%, as compared to the first quarter of 2013. This favorable variance was attributed in part, to the decline in external revenues, particularly in our Chemicals and Oxides segment where prices of the primary feedstock materials substantially trail rare earths market prices, which declined quarter-over-quarter (see ASP discussion by segment in the next section), and in part to higher down-stream sales volumes from our Resources segment. Consolidated depreciation and amortization expenses related to production were $16.1 million in the first quarter of 2014, as compared to $14.2 million in the first quarter of 2013. The period-over-period increase in this portion of our costs of sales was primarily related to a large number of productive assets that we placed into service at our Molycorp Mountain Pass facility over the last twelve months.
Selling, general and administrative expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs. For the three months ended March 31, 2014, our consolidated selling, general and administrative expenses, including stock-based compensation, decreased $8.6 million, or 32.4%, from the comparable period in 2013. Early in 2013, we reduced a portion of our workforce, primarily within Corporate, and recognized employee severance and benefit costs of $2.1 million. Those benefits were fully paid by the end of March 2014. That reduction in workforce, in combination with other cost saving initiatives, drove the decrease in our consolidated selling, general and administrative expenses period-over-period.
Research and development
We incur expenses to improve the efficiency of our REO processing operations, develop new applications for individual REEs, research value added rare metals applications and perform exploratory drilling. These expenses consist primarily of salaries, outside labor, material and equipment. Consolidated research and development expenses for the three months ended March 31, 2014 decreased $3.6 million, or 56.8%, from the comparable period in 2013. While we continue to dedicate resources to research and develop new applications for our products, and to provide technical solutions to our customers that allow a more efficient and profitable use of our products.
Interest expenses, net of capitalized interest
In the first quarter 2014, there was no interest capitalized on assets under construction. During the first quarter of 2013, approximately 55% of the aggregate interest cost on our long-term debt was capitalized, thus explaining the large increase in interest expense, net of capitalized interest, period-over-period.
Income taxes
We account for income taxes in accordance with ASC 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.
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
Our effective income tax rate can vary significantly quarter-to-quarter for various reasons, including the mix and volume of business in lower tax jurisdictions, in jurisdictions with tax holidays and tax incentives, and in jurisdictions for which no deferred tax assets have been recognized because management believed it was not more likely than not that future taxable profit would be available against which tax losses and deductible temporary differences could be utilized. Our effective income tax rate can also vary due to the impact of foreign exchange fluctuations, operating losses, changes in our provisions related to tax uncertainties, and changes in our assertion relating to indefinitely reinvesting undistributed earnings of certain foreign subsidiaries.

For the three months ended March 31, 2014 and 2013, our effective tax rate was 2.2% and 39.1% respectively. The March 31, 2014 effective tax rate was impacted primarily by valuation allowance required in the U.S. as a result of tax losses generated during the quarter.
OIBDA and Adjusted OIBDA

We define OIBDA as operating income before depreciation, amortization and accretion. Adjusted OIBDA consists of OIBDA excluding certain non-cash items and other out-of-ordinary business expense and operational expansion items. OIBDA and adjusted OIBDA are both non-GAAP financial measures. We believe that adjusting out these items from OIBDA, including but not limited to purchase accounting adjustments, stock-based compensation, out-of-ordinary expenses/income, asset impairment charges and other miscellaneous charges, is useful to the investors because it provides an overall understanding of the our historical financial performance and future prospects. We believe that each of OIBDA and adjusted OIBDA is an indication of our base-line performance. Exclusion of these items permits evaluation and comparison of results for our core business operations, and it is on this basis that we internally assess our business' performance.

	Three Months Ended March 31,
	2014	2013
Operating loss	$(51,017)	$(45,471)
Add back:
Depreciation and amortization included in costs of sales	16,147	14,172
Depreciation, amortization and accretion	7,201	8,210
OIBDA	(27,669)	(23,089)
Add back:
Stock-based compensation	822	(325)
Inventory write-downs	15,693	19,205
Impact of purchase accounting on cost of inventory sold	577	2,497
Water removal	8,102	3,734
Adjusted OIBDA	$(2,475)	$2,022

Capital Expenditures
Capital expenditures of $12.3 million and $120.9 million for the three months ended March 31, 2014 and 2013, respectively, related primarily to the modernization and expansion of our Molycorp Mountain Pass facility. The period-over-period substantial decline in these expenditures is associated with the completion of all major production systems in that facility.
Environmental Expenditures
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
We have spent, and anticipate that we will continue to incur, financial and managerial resources to comply with environmental requirements. At our Molycorp Mountain Pass facility, we incurred approximately $10.9 million and $5.2 million during the first quarter of 2014 and 2013, respectively, and expect to incur approximately $9.8 million for the remainder of 2014, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. Included in the amounts above are approximately $8.1 million and $3.7 million of costs, respectively, for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds. This $4.4 million period-over-period increase was due, in part, to a 83% increase in rare earths production, and in part to the fact that we had additional disposal capacity in two evaporation ponds in the first quarter of 2013. Those two evaporation ponds were emptied in order to replace the primary lining system in 2012. The maximum disposal capacity of our evaporation ponds has been historically reached during the coldest months at Mountain Pass in the first and fourth quarter of every year. In addition, our Chlor-Alkali plant was turned over to operations at the end of February 2014 and, therefore, we were not able to recycle most of the wastewater generated in excess of the existing evaporation capability of all ponds until the end of the first quarter of 2014. We estimate that we will incur approximately $5.2 million for wastewater transportation and disposal costs for the remainder of 2014.
The costs we anticipate to incur as part of our on-going mine reclamation activities at our Molycorp Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation caption of our condensed consolidated balance sheets. Although we have incurred only nominal environmental expenditures at some of our other operating facilities in the first quarter of 2014 and 2013, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans related to those other facilities.
Related-Party Transactions - Refer to Item 1, Note 13.
Discussion and Analysis of our Reportable Segments
The following analysis presents operating results on a gross basis (i.e., before inter-segment eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Resources
	Three months ended March 31,
	2014	2013	Variance
	(In thousands, except volume and ASP)%
Revenues	$15,564	$17,303	$(1,739)	(10)%
Sales volume (mt)	988	763	225	29%
ASP per kilogram	$15.75	$22.68	$(6.93)	(31)%

Depreciation, amortization and accretion (a)	$13,091	$9,053	$4,038
Operating loss	(49,536)	(40,126)	(9,410)
OIBDA(b)	$(36,445)	$(31,073)	$(5,372)
(a) Related to production and other operating expense.
(b) See definition in the previous page.
For the three months ended March 31, 2014, revenues from our Resources segment were $15.6 million on sales volume of 988 mt at an ASP of $15.75 per kilogram, as compared to revenues of $17.3 million for the corresponding prior-year period on sales volume of 763 mt at an ASP of $22.68 per kilogram. The $1.7 million decline in revenues in this segment was primarily attributed to a decrease in ASP of approximately 31% offset, in part, by a 29% sales volume increase period-over-period.
Higher sales volume was largely driven by increased shipments of LREC to our downstream facilities for processing into value-added rare earth products, and additional sales of cerium-based products, such as SorbX®. A shift in product mix from NdPr to LREC, which is priced lower than NdPr, contributed, in part, to the ASP decline in this segment. From the first quarter of 2013 to the first quarter of 2014, prices for cerium oxide 99% and lanthanum oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 45% and 43%, respectively, whereas prices for NdPr oxide 99% have increased, on the same basis, by approximately 18%. Although pricing for most of the light rare earth products have been less volatile over the last few quarters, illegal mining and export of rare earth materials from China continued to unfavorably impact realized prices.

Aggregate production volume in our Resources segment was 1,111 mt in the first quarter of 2014, as compared to 606 mt in the corresponding prior-year period. Production in the first quarter of 2014 was lower than anticipated due to certain process interruptions we started to experience in the fourth quarter of 2013, and continued through the first quarter of 2014. We will continue to gradually increase our production capacity during the remainder of 2014 towards a targeted annualized production rate of REO (including LREC) of approximately 23,000 mt during the fourth quarter of 2014; however, further process interruptions will make achieving this annualized production rate more difficult. Actual production during the first half of the year is expected to be below the design capacity on an annualized basis. Actual production of REO (including LREC) during 2014 will depend on internal requirements for our Chemical and Oxides segment, our Magnetic Materials and Alloys segment and external customer demand as well as our success in ramping up and optimizing operations at our Molycorp Mountain Pass facility.
Lower than anticipated production volumes, combined with higher wastewater transportation costs and excess consumption of the primary chemical reagents used during the optimization of the new separation processes at our Molycorp Mountain Pass facility, led to the expensing of $23.0 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in the first quarter of 2014. This compares to expensing of abnormal production-related costs of $20.1 million in the first quarter of 2013. We expect the abnormal consumption of the primary chemical reagents to decline as we optimize our separation processes and further reduce cycle times at our multi-stage cracking plant, which was turned over to operations in the fourth quarter of 2013. In the first quarter of 2014, we continued to incur excess wastewater transportation expenses that have temporarily increased our average cost of production. We experienced a $4.4 million period-over-period increase in wastewater transportation expenses due, in part, to an 83% increase in rare earths production, and in part, due to the fact that we had additional disposal capacity in two evaporation ponds in the first quarter of 2013. In addition, our Chlor-Alkali plant was not turned over to operations until the end of February 2014 and, therefore, we were not able to recycle most of the wastewater generated in excess of the existing evaporation capability of all ponds until the end of the first quarter of 2014.
Due to the decline in some rare earths prices and lower than anticipated inventory turnover, operating results for the three months ended March 31, 2014 for Resources were also unfavorably impacted by a $14.5 million write-down of finished goods and work-in-process inventory to net realizable value, and a write-down of stockpile inventory of $1.2 million. However, prices of the main rare earths we produce in our Resources segment have declined at a slower pace from the first quarter of 2013 to the first quarter of 2014, as compared to the price deterioration that we experienced during 2012 through the first quarter of 2013, when we recognized a $16.8 million write-down of finished goods and work-in-process inventory and a write-down of stockpile inventory of $2.4 million. Inventory write-downs are recorded in costs of sales and, therefore, affect our realized margins.

The period-over-period OIBDA decline was primarily driven by an approximate 110% increase in environmental expenditures, including much larger wastewater transportation costs, and higher expensing of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels.

Chemicals and Oxides
	Three months ended March 31,
	2014	2013	Variance
	(In thousands, except volume and ASP)%
Revenues	$46,556	$64,210	$(17,654)	(27)%
Sales volume (mt)	1,926	1,866	60	3%
ASP per kilogram	$24.17	$34.41	$(10.24)	(30)%

Depreciation and amortization(a)	$3,872	$5,537	$(1,665)
Operating loss	(573)	(3,306)	2,733
OIBDA	$3,299	$2,231	$1,068
(a) Related to production and other operating expense.
First quarter sales within our Chemicals and Oxides segment are typically affected by the manufacturing slow-down across Asia during the Chinese New Year and Spring Festival holidays.

Chemicals and Oxides' revenues were $46.6 million on sales volume of 1,926 mt for the three months ended March 31, 2014. This compares to revenues for this segment of $64.2 million on volume of 1,866 mt in the first quarter of 2013. ASP was $24.17 per kilogram and $34.41 per kilogram for the three months ended March 31, 2014 and 2013, respectively. The $17.7 million decrease in revenues in this segment was primarily attributed to a decline in ASP of approximately 30%, while sales volumes increased 3% period-over-period.
In the first quarter of 2014, our Chemicals and Oxides segment slightly increased shipments of NdPr products to our Magnetic Materials and Alloys operations, as compared to the first quarter of 2013. Better sales of NdPr and high-purity rare earth engineered materials, allowed our Chemicals and Oxides segment to mitigate the unfavorable impact to the ASP caused by soft market demand for phosphor, multi-layer ceramic capacitor and glass polishing applications sold by this segment.
Operating results for the three months ended March 31, 2014 at the Chemicals and Oxides segment were unfavorably affected by the write-down of finished goods and work-in-process inventory to net realizable value of $0.7 million, and the expensing $1.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels. This compares to write-down of inventory to net realizable value of $2.7 million and expensing of $1.4 million of production-related costs, which would have otherwise been charged to inventory if we maintained normal production levels, in the first quarter of 2013.
While our Zibo and Jiangyin facilities in China have substantially worked through all of their high-cost inventory, which was stepped-up in value in conjunction with the Molycorp Canada acquisition in 2012, first quarter 2013 results were unfavorably impacted by the release of that high-value inventory, which caused our costs of sales in that prior interim period to be $2.0 million higher had we not stepped up the inventory value at the time of the Molycorp Canada acquisition.
The year-over-year OIBDA improvement relates primarily to lower write-downs of inventory to net realizable value and lower selling, general and administrative expenses, partially offset by lower amortization on the export quotas, which were written-off in the fourth quarter of 2013.

Magnetic Materials and Alloys
	Three months ended March 31,
	2014	2013	Variance
	(In thousands, except volume and ASP)%
Revenues	$55,938	$54,678	$1,260	2%
Sales volume (mt)	1,374	1,263	111	9%
ASP per kilogram	$40.71	$43.29	$(2.58)	(6)%

Depreciation and amortization(a)	$4,237	$5,480	$(1,243)
Operating income	9,439	6,763	2,676
OIBDA	$13,676	$12,243	$1,433
(a) Related to production and other operating expense.
First quarter sales in this segment are typically weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by the Magnetic Materials and Alloys segment. The effort by these companies to draw down inventory levels near to their year-end closing, typically results into lower shipments of this segment's products.
Magnetic Materials and Alloys' revenues were $55.9 million on sales volume of 1,374 mt for the three months ended March 31, 2014. This compares to sales of $54.7 million on volume of 1,263 mt for the three months ended March 31, 2013. ASP was $40.71 per kilogram in the first quarter of 2014, as compared to $43.29 per kilogram for corresponding prior-year period. The $1.3 million increase in revenues in this segment was primarily attributed to a 9% sales volume increase, partially offset by a decline in ASP of approximately 6% period-over-period. Due to an improved global macroeconomic environment, shipments from the traditional end-markets for the Neo Powders™ (hard disk drives and optical disc drives) were up approximately 20% over a year ago. The 20% increase in shipments from these markets translated into an approximately 5% increase in Neo Powders™ sales. The 6% period-over-period ASP decline was largely correlated to lower prices in rare earths. Prices for Nd2O3, a key element for the manufacturing of Neo Powders™, was about 12% lower in the fourth quarter of 2013, as compared to the fourth quarter of 2012 (prices in the Magnetic Materials and Alloys segment are set at a one-quarter lag).

Although China domestic prices for NdPr (another component of the Neo Powders™) improved over a year ago, such increase was not enough to offset the decline in Nd2O3 prices.
As a result of increased sales volume, period-over-period OIBDA improved despite lower realized prices and offsetting depreciation and amortization.

Rare Metals
	Three months ended March 31,
	2014	2013	Variance
	(In thousands, except volume and ASP)%
Revenues	$20,424	$26,462	$(6,038)	(23)%
Sales volume (mt)	101	81	20	25%
ASP per kilogram	$202.21	$326.69	$(124.48)	(38)%

Depreciation and amortization(a)	$2,093	$2,253	$(160)
Operating (loss) income	(2,163)	3,300	(5,463)
OIBDA	$(70)	$5,553	$(5,623)
(a) Related to production and other operating expense.
Revenues from our Rare Metals segment were $20.4 million during first quarter of 2014, as compared to $26.5 million in the first quarter of 2013. For the three months ended March 31, 2014 and 2013, Rare Metals sold 101 mt and 81 mt of products, respectively, at an ASP of $202.21 per kilogram and $326.69 per kilogram, respectively. The $6.0 million decrease in revenues in this segment was largely associated with the decline in ASP of 38%, partially offset by 25% higher sales volume.
The continued adoption of LED applications, which require the use of some rare metals we produce, is allowing this segment to benefit from the diversification that our Chemicals and Oxides segment is experiencing relative to certain rare earth phosphor markets. In addition, earlier in the first quarter of 2014, our tantalum smelter facility in Sillamäe, Estonia received a conflict-free certification from the Electronic Industry Citizenship Coalition effective through July 2014, which allowed this segment to resume shipments of tantalum in the quarter. This conflict-free certification will be reviewed and renewed annually.
Rare Metals' operating results in the first quarter of 2014 and 2013 were minimally affected by the write-down of inventory to net realizable value or expensing of abnormal production costs. The unfavorable OIBDA change was mostly driven by the decrease in ASP.
In July 2013, we committed to a plan to discontinue operations at our rhenium facility in Napanee, Ontario, Canada due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. On March 3, 2014, we completed the disposal of the Napanee facility and recognized a nominal final impairment charge in "Other expense". In the first quarter of 2013, the Napanee facility reported revenues slightly below $1.0 million and an operating loss of approximately $0.3 million.

Liquidity and Capital Requirements
We expect to use our cash balances of $236.1 million as of March 31, 2014, as well as cash generated from operations in certain business units to fund our capital expenditures, debt service and other cash requirements. Capital expenditures for our Molycorp Mountain Pass facility are expected to total approximately $41.0 million for the remainder of 2014, including remaining payments for certain capital expenditures incurred as of March 31, 2014, and $50.0 million in 2015. Additionally, we expect to spend approximately $20.0 million on maintenance and expansion capital expenditures across all other business units for the remainder of 2014. While our cash balances as of March 31, 2014, cash generated from operations in certain business units, and available and planned financing are expected to be sufficient to satisfy our cash needs throughout the next twelve months, the amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to ramp-up run rates at our Molycorp Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Molycorp Mountain Pass facility, (iii) stable or improved market conditions, (iv) our ability to sell our production of rare earths (including our ability to sell our cerium through market acceptance of SorbX® or otherwise), (v) our ability to repatriate cash generated from our global operations, and (vi) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing.

As part of our cash management procedures, we continue to evaluate opportunities to reduce costs and improve our liquidity, including potential proceeds from additional revolving credit facilities or other financing arrangements, although we do not have any firm commitments for such financing. Additionally, we have utilized and will continue to utilize lease financing for certain heavy mobile equipment and vehicles.
Cash Used in Operating Activities
Net cash used in operating activities was $45.8 million during the three months ended March 31, 2014, as compared to $36.6 million in the corresponding prior period. This change was primarily driven by lower realized prices across all of our operating segments, combined with higher costs of sales and operating expenses primarily incurred during the production ramp-up at our Molycorp Mountain Pass facility, where the multi-stage cracking plant was turned to operation in the fourth quarter of 2013 and the Chlor-Alkali plant in the first quarter of 2014. Additionally, in February 2014 we made the second semiannual interest payment on the 5.50% convertible notes we issued in the first quarter of 2013. The first interest payment on these notes was made in August 2013.
Cash Used in Investing Activities
Net cash used in investing activities in the first quarter of 2013 was $29.3 million, as compared to $184.6 million in the first quarter of 2013. This decrease was primarily attributable to a slow-down in capital expenditures at the Molycorp Mountain Pass facility where all key production components were mechanically complete by the end of 2013.
Cash from Financing Activities
For the three months ended March 31, 2014, net cash used in financing activities were $2.4 million, which related primarily to the final dividends we paid on the Convertible Preferred Stock. During the first quarter of 2013, net cash provided by financing activities totaled $398.4 million, which consisted of a $413.8 million capital raise, net of underwriting discount commissions and transaction costs, through the issuance of our 5.50% convertible notes and the issuance of 43,125,000 shares of our common stock, offset by the repayment of certain bank loans for $11.1 million, the payment of preferred stock dividends for $2.8 million, and other dividends we paid to one of our noncontrolling interests for $1.3 million.

Cash and Cash Equivalents by Country	(In thousands)
China (including Hong Kong)	$62,793
Barbados	10,452
Canada	11,245
Estonia	6,840
Japan	5,546
Germany	2,342
United Kingdom	1,889
Thailand	1,744
Other	1,670
Total cash and cash equivalents in foreign countries	104,521

United States	131,529
Total cash and cash equivalents	$236,050
Approximately 24% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
In addition to cash and cash equivalents, the primary sources of liquidity of our domestic and foreign subsidiaries are cash provided by operations and, in the case of our activities in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At March 31, 2014, Magnequench International Inc. (Magnetic Materials and Alloys segment) had a net receivable balance of $43.1 million from Molycorp Minerals, LLC (Resources segment) and $13.2 million from Molycorp, Inc. (Corporate); Molycorp Minerals, LLC had a net receivable balance from Molycorp Silmet (Chemicals and Oxides segment) of $18.7 million (all amounts including accrued interest). Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, investments, capital expenditures and third-party debt service requirements.
Contractual Obligations
At March 31, 2014, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$6,000	$2,576	$1,992	$515	$917
Purchase obligations and other commitments (2)	154,932	133,530	12,387	5,988	3,027
Employee obligations (3)	1,249	1,249	—	—	—
Asset retirement obligations (4)	33,716	513	3,792	4,064	25,347
Debt and capital lease obligations, including fixed interest payments	2,084,314	124,050	956,083	313,719	690,462
Total	$2,280,211	$261,918	$974,254	$324,286	$719,753

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us.

Off-Balance Sheet Arrangements
As of March 31, 2014, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). Based on this update, an entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. This guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. The amendments are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The amendments were applied prospectively to unrecognized tax benefits that existed at the effective date. The adoption of this updated guidance did not have a material impact on our financial statements and related disclosures.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). The amendments specify that a cumulative translation adjustment ("CTA") should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). The amendments are effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments were to be applied prospectively to derecognition events occurring after the effective date. However, since we did not have any derecognition events in the three months ended March 31, 2014, the adoption of this updated guidance did not impact on our financial statements and related disclosures.

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

Interest Rate Risk

Our exposure to the interest rate risk on our total variable interest debt, which totaled $16.5 million at March 31, 2014, would not be significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report. Based on its evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses stemmed from the fact that the Company did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with its financial reporting requirements. The material weaknesses are fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014. Although the material weaknesses are still under remediation as of March 31, 2014, our management has concluded that our consolidated financial statements for the periods covered by and included in this Report are fairly stated, in all material respects, in accordance with GAAP for each of the periods presented herein.
Changes in internal control over financial reporting
As of March 31, 2014, we are in the process of completing our remediation efforts related to the material weaknesses. However, we have not completed testing of the enhanced internal control over financial reporting described below, and are still implementing enhanced system-based controls over restricted access, automated controls and change management activities within the our recently implemented ERP system. Our testing of controls surrounding the material weaknesses will continue for the remainder of 2014.
During fiscal 2013, and through the first quarter of 2014, we have implemented the following measures to remediate the material weaknesses in internal controls over financial reporting:
•Supplemented our accounting department with personnel having an appropriate level of accounting knowledge, experience and training commensurate with its financial reporting requirements, and continue to train staff on control procedures that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;
•We continue to implement enhanced system-based controls, as well as other compensating controls, over restricted access, automated controls and change management activities within the recently implemented ERP system.
There were no additional changes in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. The purported class action lawsuits allege claims for relief arising out of alleged securities fraud in violation of the Exchange Act during the proposed class period from August 2, 2012 through August 7, 2013. Pursuant to stipulations and orders of the court dated September 25, 2013 and September 27, 2013, among other things, the deadlines for us and our current and former executive officers to respond to the lawsuits were stayed pending appointment of a lead plaintiff under the Private Securities Litigation Reform Act. Pursuant to an order dated April 2, 2014, the U.S. District Court for the Southern District of New York consolidated the two purported class action lawsuits and appointed a lead plaintiff. The lead plaintiff has until May 19, 2014 to file its consolidated amended complaint in its consolidated claims. We believe that the lawsuits are without merit, and we intend to vigorously defend ourselves against these claims.

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

ITEM 1A.    RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  MINE SAFETY DISCLOSURES.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95.1 to this Report.
ITEM 5.    OTHER INFORMATION.
None.
ITEM 6.    EXHIBITS.
See the Exhibit Index at the end of this Report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLYCORP, INC.

May 7, 2014	By:	/s/ Geoffrey R. Bedford
Geoffrey R. Bedford President and Chief Executive Officer (Principal Executive Officer)

May 7, 2014	By:	/s/ Michael F. Doolan
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

(This page has been left blank intentionally)