Form 10-Q
period 2014-06-30
Molycorp, Inc.
filed 2014-08-06
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2014, the registrant had 244,773,589 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLYCORP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$156,372	$314,317
Trade accounts receivable, net	47,031	61,757
Inventory (Note 4)	182,022	171,783
Prepaid expenses and other current assets	33,867	29,210
Total current assets	419,292	577,067
Non-current assets:
Deposits	25,698	25,997
Property, plant and equipment, net (Note 5)	1,743,494	1,762,874
Inventory (Note 4)	25,934	25,329
Intangible assets, net	318,954	330,867
Investments	46,303	48,875
Goodwill	228,750	228,750
Other non-current assets	22,821	7,043
Total non-current assets	2,411,954	2,429,735
Total assets	$2,831,246	$3,006,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$63,082	$84,449
Accrued expenses	47,005	48,501
Debt and capital lease obligations (Note 6)	14,230	16,362
Other current liabilities	4,386	4,063
Total current liabilities	128,703	153,375
Non-current liabilities:
Asset retirement obligation	16,523	16,966
Deferred tax liabilities	78,424	85,481
Debt and capital lease obligations (Note 6)	1,378,669	1,363,916
Other non-current liabilities	10,256	10,002
Total non-current liabilities	1,483,872	1,476,365
Total liabilities	$1,612,575	$1,629,740
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized at June 30, 2014 and 350,000,000 at December 31, 2013 (Note 8)	245	241
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013 (Note 8)	—	2
Additional paid-in capital	2,207,938	2,194,405
Accumulated other comprehensive loss	(7,412)	(6,451)
Accumulated deficit	(1,010,435)	(840,474)
Total Molycorp stockholders’ equity	1,190,336	1,347,723
Noncontrolling interests	28,335	29,339
Total stockholders’ equity	1,218,671	1,377,062
Total liabilities and stockholders’ equity	$2,831,246	$3,006,802

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$116,907	$136,112	$235,432	$281,511
Costs of sales:
Costs excluding depreciation and amortization	(113,399)	(135,724)	(238,872)	(271,255)
Depreciation and amortization	(20,079)	(18,424)	(36,226)	(32,596)
Gross loss	(16,571)	(18,036)	(39,666)	(22,340)
Operating expenses:
Selling, general and administrative	(20,424)	(26,059)	(38,379)	(52,610)
Depreciation, amortization and accretion	(7,257)	(8,278)	(14,459)	(16,488)
Research and development	(4,483)	(6,506)	(7,249)	(12,911)
Operating loss	(48,735)	(58,879)	(99,753)	(104,349)
Other expenses:
Other income	296	2,813	770	2,360
Interest expense, net of capitalized interest	(41,285)	(14,869)	(76,925)	(26,518)
Loss before income taxes and equity earnings	(89,724)	(70,935)	(175,908)	(128,507)
Income tax benefit	7,427	3,530	9,334	26,021
Equity in loss of affiliates	(1,553)	(3,284)	(3,275)	(6,356)
Net loss	(83,850)	(70,689)	(169,849)	(108,842)
Net income attributable to noncontrolling interests	(49)	(486)	(112)	(1,304)
Net loss attributable to Molycorp stockholders	$(83,899)	$(71,175)	$(169,961)	$(110,146)

Net loss	$(83,850)	$(70,689)	$(169,849)	$(108,842)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(109)	662	(961)	(2,632)
Comprehensive loss	$(83,959)	$(70,027)	$(170,810)	$(111,474)
Comprehensive loss attributable to:
Molycorp stockholders	(83,910)	(69,541)	(170,698)	(110,170)
Noncontrolling interest	(49)	(486)	(112)	(1,304)
	$(83,959)	$(70,027)	$(170,810)	$(111,474)
Loss per share of common stock (Note 9):
Net loss attributable to Molycorp stockholders	$(83,899)	$(71,175)	$(169,961)	$(110,146)
Dividends on Convertible Preferred Stock	—	(2,846)	(2,846)	(5,693)
Loss attributable to common stockholders	$(83,899)	$(74,021)	$(172,807)	$(115,839)

Weighted average common shares outstanding—basic	224,223,506	168,075,012	222,806,917	160,735,323
Basic loss per share:	$(0.37)	$(0.44)	$(0.78)	$(0.72)

Weighted average common shares outstanding—diluted	224,223,506	168,075,012	222,806,917	160,735,323
Diluted loss per share:	$(0.37)	$(0.44)	$(0.78)	$(0.72)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2013	240,380,094	$241	2,070,000	$2	$2,194,405	$(6,451)	$(840,474)	$1,347,723	$29,339	$1,377,062
Stock-based compensation	189,188	—	—	—	1,570	—	—	1,570	—	1,570
Conversion of Series A Mandatory Convertible Preferred Stock (Note 8)	4,140,000	4	(2,070,000)	(2)	(2)	—	—	—	—	—
Conversion of Exchangeable Shares	21,313	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	2,518	—	—	—	12	—	—	12	—	12
Share-lending arrangements (Note 8)	—	—	—	—	15,062	—	—	15,062	—	15,062
Net (loss) income	—	—	—	—	—	—	(169,961)	(169,961)	112	(169,849)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,135)	(1,135)
Other comprehensive loss	—	—	—	—	—	(961)	—	(961)	—	(961)
Other	—	—	—	—	(263)	—	—	(263)	19	(244)
Balance at June 30, 2014	244,733,113	$245	—	$—	$2,207,938	$(7,412)	$(1,010,435)	$1,190,336	$28,335	$1,218,671

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2012	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258
Stock-based compensation	1,156	—	—	—	794	—	—	794	—	794
Component of 5.50% convertible debt	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares	13,483	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	2,358	—	—	—	49	—	—	49	—	49
Issuance of Primary Shares	43,125,000	43	—	—	248,097	—	—	248,140	—	248,140
Issuance of Borrowed Shares	6,666,666	7	—	—	—	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(110,146)	(110,146)	1,304	(108,842)
Preferred dividends	—	—	—	—	(5,693)	—	—	(5,693)	—	(5,693)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,946)	(1,946)
Other comprehensive loss	—	—	—	—	—	(2,632)	—	(2,632)	—	(2,632)
Balance at June 30, 2013	188,582,201	$189	2,070,000	$2	$1,947,983	$(12,065)	$(576,237)	$1,359,872	$34,570	$1,394,442

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(169,849)	$(108,842)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	50,685	49,399
Deferred income tax benefit	(14,712)	(29,496)
Inventory write-downs	36,863	47,958
Release of inventory step-up value	719	3,499
Stock-based compensation	2,288	794
Equity in results of affiliates	3,275	6,356
Other operating adjustments	4,396	(846)
Net change in operating assets and liabilities (Note 14)	(31,913)	(42,863)
Net cash used in operating activities	(118,248)	(74,041)
Cash flows from investing activities:
Investment in joint ventures	(703)	(3,423)
Capital expenditures	(44,687)	(264,726)
Recovery from insurance claims	12,900	—
Other investing activities	395	(224)
Net cash used in investing activities	(32,095)	(268,373)
Cash flows from financing activities:
Repayments of debt	(3,079)	(27,283)
Net proceeds from sale of common stock	—	248,150
Issuance of 5.50% Convertible Notes	—	165,600
Payments of preferred dividends	(2,846)	(5,693)
Dividend paid to noncontrolling interests	(1,135)	(1,946)
Other financing activities	164	(360)
Net cash (used in) provided by financing activities	(6,896)	378,468
Effect of exchange rate changes on cash	(706)	318
Net change in cash and cash equivalents	(157,945)	36,372
Cash and cash equivalents at beginning of the period	314,317	227,790
Cash and cash equivalents at end of period	$156,372	$264,162

Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$(15,400)	$(108,861)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and Regulation S-X promulgated under the Exchange Act, and reflect all adjustments that are normal and recurring in nature, which, in the opinion of management, are necessary for the fair presentation of our financial position, results of operations and cash flows at June 30, 2014, and for all periods presented. While the December 31, 2013 balance sheet information was derived from our audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements and, as a result, all disclosures required by GAAP and Regulation S-X for annual financial statements have not been included in this report. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated on consolidation. Investments in joint ventures where we do not exert control, but have the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for under the equity method of investment. All other investments are accounted at cost.

Nominal prior period revenues and expenses related to an asset disposal that we finalized in the first quarter of 2014 have been reclassified to "Other expense" in the condensed consolidated statement of operations and comprehensive income. Such reclassifications did not affect our results of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

The new guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity will be required to disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For calendar-year public entities, the new guidance is effective starting in 2017, and interim periods within that year. Early adoption is not permitted. An entity should apply the amendments in this update using one of the following two methods:

1.	Retrospectively to each prior reporting period presented.

2.
Retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. If an entity elects this transition method, it also should provide the additional disclosures in reporting periods that include the date of initial application of:

i.	The amount by which each financial statement line item is affected in the current reporting period by the application of this update as compared to the guidance that was in effect before the change.

ii.	An explanation of the reasons for significant changes.

We are in the process of evaluating which of the two methods we will apply to adopt the amendments, and whether this new guidance will have a material impact on our financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments included in this update change the requirements for reporting discontinued operations and require new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The amendments also allow an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. Under the revised standard, a discontinued operation is defined as (i) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity (the entity to be sold) that is classified as held for sale on the date of the acquisition. A strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. For calendar-year public entities, the amendments are effective starting in 2015, including interim periods within that year, and are to be applied on a prospective basis. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this updated guidance is not expected to have a material impact on our financial statements and related disclosures.

(2)	Liquidity and Capital Requirements
We expect to use our cash balances of $156.4 million as of June 30, 2014, as well as cash generated from operations in certain business units and available and planned financing to fund our capital expenditures, debt service and other cash requirements. Capital expenditures for our Mountain Pass facility are expected to total approximately $30.0 million for the remainder of 2014, including remaining payments for certain capital expenditures incurred as of June 30, 2014, and $30.0 million in 2015. Additionally, we expect to spend approximately $10.0 million for the remainder of 2014 and $30 million in 2015 on maintenance and expansion capital expenditures across all other business units.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree") pursuant to which Oaktree agreed to provide to us and certain of our subsidiaries up to $400 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility, which is expected to provide additional funding for corporate, operating and capital expenditures. This proposed financing is subject to various conditions precedent. For more information, see Note 17 below.
The amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to ramp-up run rates at our Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Mountain Pass facility, (iii) stable or improved market conditions, (iv) our ability to sell our production of rare earths to external customers and our downstream facilities (including our ability to sell our cerium through market acceptance of SorbX® or otherwise), (v) our ability to repatriate cash generated from our global operations, and (vi) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

As part of our cash management procedures, we continue to evaluate opportunities to reduce costs. Also, we have utilized and will continue to utilize lease financing for certain heavy mobile equipment and vehicles.

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

Three months ended June 30, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$2,331	$45,437	$53,195	$15,944		$—	$116,907
Inter-segment	7,706	3,195	1,165	—		(12,066)	—
Total revenues	$10,037	$48,632	$54,360	$15,944		$(12,066)	$116,907
OIBDA	$(30,298)	$4,836	$11,812	$740
Depreciation, amortization and accretion	(17,009)	(3,908)	(4,261)	(2,101)
Operating (loss) income	$(47,307)	$928	$7,551	$(1,361)	$(9,083)	$537	$(48,735)
Other income							296
Interest expense, net of capitalized interest							(41,285)
Loss before income taxes and equity earnings							$(89,724)

Three months ended June 30, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$10,922	$34,789	$66,114	$24,287		$—	$136,112
Inter-segment	6,665	6,692	—	—		(13,357)	—
Total revenues	$17,587	$41,481	$66,114	$24,287		$(13,357)	$136,112
OIBDA	$(28,775)	$(9,585)	$18,060	$(695)
Depreciation, amortization and accretion	(11,629)	(5,589)	(7,422)	(2,005)
Operating (loss) income	$(40,404)	$(15,174)	$10,638	$(2,700)	$(9,953)	$(1,286)	$(58,879)
Other income							2,813
Interest expense, net of capitalized interest							(14,869)
Loss before income taxes and equity earnings							$(70,935)

a.	Includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense.

b.	Consist of inter-segment sales and gross profits eliminations as well as eliminations of lower of cost or market adjustments related to inter-segment inventory.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Six months ended June 30, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$5,442	$85,707	$107,915	$36,368		$—	$235,432
Inter-segment	20,159	9,481	2,383	—		(32,023)	—
Total revenues	$25,601	$95,188	$110,298	$36,368		$(32,023)	$235,432
OIBDA	$(66,742)	$8,136	$25,489	$671
Depreciation, amortization and accretion	(30,101)	(7,781)	(8,498)	(4,194)
Operating (loss) income	$(96,843)	$355	$16,991	$(3,523)	$(16,196)	$(537)	$(99,753)
Other income							770
Interest expense, net of capitalized interest							(76,925)
Loss before income taxes and equity earnings							$(175,908)

Six months ended June 30, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$25,580	$84,389	$120,792	$50,750		$—	$281,511
Inter-segment	9,310	21,302	—	—		(30,612)	—
Total revenues	$34,890	$105,691	$120,792	$50,750		$(30,612)	$281,511
OIBDA	$(59,847)	$(7,353)	$30,302	$4,859
Depreciation, amortization and accretion	(20,682)	(11,127)	(12,901)	(4,258)
Operating (loss) income	$(80,529)	$(18,480)	$17,401	$601	$(21,518)	$(1,824)	$(104,349)
Other income							2,360
Interest expense, net of capitalized interest							(26,518)
Loss before income taxes and equity earnings							$(128,507)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

(4)	Inventory
At June 30, 2014 and December 31, 2013, our inventory consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Current:
Concentrate stockpiles	$90	$24
Raw materials	49,293	42,627
Work in process	39,250	41,962
Finished goods	70,817	65,662
Materials and supplies	22,572	21,508
Total current	$182,022	$171,783
Long-term:
Concentrate stockpiles	$—	$4
Raw materials	25,934	25,325
Total long-term	$25,934	$25,329

The following table presents charges to costs of sales related to our assessment of normal production levels and write-downs of inventory:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Abnormal production costs expensed in the period (a)	$17,562	$25,518	$42,546	$47,494
Write-down to the lower of cost or market (b)	19,359	21,374	35,520	41,100
Write-downs of stockpile inventory (c)	132	4,458	1,342	6,858
Total	$37,053	$51,350	$79,408	$95,452

(a)
Relates to production costs that would have been inventoriable had we been operating at normal production levels. In all periods presented, the majority of these production costs related to the Resources segment.

(b)	Due to the decline in some rare earths prices and low inventory turnover.

(c)	Adjustments of the estimated REO content in the stockpile at the Resources segment.

(5)	Property, Plant and Equipment, net

We capitalized expenditures of $17.2 million and $29.4 million for the three and six months ended June 30, 2014, respectively, and $77.4 million and $198.2 million for the three and six months ended June 30, 2013, respectively. The majority of these capital expenditures related to the expansion and modernization efforts, and certain other capital projects, at our Mountain Pass facility (Resources segment). Starting in 2014, we no longer capitalize interest because the construction of our Mountain Pass facility was substantially complete at the beginning of the year. For the three and six months ended June 30, 2013, we capitalized interest of $19.3 million and $40.8 million, respectively. In prior periods, capitalized interest was added to "Construction in progress" until the asset was complete and ready for its intended use. Subsequently, capitalized interest was allocated to the pertinent asset class, such as "Land improvements", "Building and improvements" or "Plant and equipment", and amortized over the estimated useful life of the asset. At June 30, 2014, "Construction in progress" included assets that were not yet ready for their intended use from a production capacity standpoint, as defined in our capital asset policy.
At June 30, 2014 and December 31, 2013, our property, plant and equipment consisted of the following:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	June 30, 2014	December 31, 2013
	(In thousands)
Land	$12,785	$12,822
Land improvements	304,372	327,029
Buildings and improvements	572,269	418,510
Plant and equipment	475,980	288,603
Vehicles	2,969	2,986
Computer software	12,449	12,424
Furniture and fixtures	1,044	1,044
Construction in progress (a)	453,744	755,107
Natural gas delivery facility under capital lease	15,658	15,658
Mining equipment under capital lease	9,496	7,370
Mineral properties	23,798	23,999
Property, plant and equipment at cost	1,884,564	1,865,552
Less accumulated depreciation	(141,070)	(102,678)
Property, plant and equipment, net	$1,743,494	$1,762,874

(a)	Primarily related to expenditures at the Mountain Pass facility.

Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work associated with our Mountain Pass facility, all of which are capitalized.

(6)	Debt and Capital Lease Obligations
The following table provides a summary of the current and non-current portions of our debt outstanding and capital lease obligations at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current
	(In thousands)
Bank loans due May 2014 - September 2017	$11,378	$1,943	$14,128	$2,699
3.25% Convertible Notes, net of discount, due June 2016	—	211,406	—	207,028
6.00% Convertible Notes, net of discount, due September 2017	—	354,606	—	346,708
5.00% Debentures, net of discount, due December 2017	—	2,209	—	2,493
5.50% Convertible Notes, net of discount, due February 2018	—	150,760	—	148,198
10% Senior Notes, net of discount, due June 2020	—	638,148	—	637,435
Total debt	11,378	1,359,072	14,128	1,344,561

Capital lease obligations	2,852	19,597	2,234	19,355
Total debt and capital lease obligations	$14,230	$1,378,669	$16,362	$1,363,916
Weighted average interest rate on the bank loans was 3.41% and 3.59% at June 30, 2014 and December 31, 2013, respectively. Scheduled minimum debt repayments, excluding capital lease obligations, were as follows at June 30, 2014:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

June 30, 2014
Debt maturities, excluding capital leases	(In thousands)
Remainder of 2014	10,648
2015	1,431
2016	230,814
2017	416,621
2018	172,500
Thereafter	650,000
Total	1,482,014
As of June 30, 2014, we were in compliance with all applicable covenants related to our indebtedness, which are all affirmative in nature and contain customary "Change of control" provisions.
The following table presents a reconciliation of the principal amount to the net carrying value for each of our Convertible Notes and our Senior Notes at June 30, 2014 and December 31, 2013, and provides the interest cost of each instrument for the three and six months ended June 30, 2014 and 2013:

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes		10% Senior Notes
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In thousands)
Principal amount	$230,000	$230,000	$414,000	$414,000	$172,500	172,500	$650,000	$650,000
Unamortized debt discount	(18,594)	(22,972)	(59,394)	(67,292)	(21,740)	(24,302)	(11,852)	(12,565)
Net carrying amount	$211,406	$207,028	$354,606	$346,708	$150,760	148,198	$638,148	$637,435

Interest cost (a)
	Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	$4,070	$3,931	$10,275	$9,909	$3,676	$3,576	$16,645	$16,610

	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	$8,128	$7,851	$20,425	$19,722	$7,335	$5,873	$33,284	$33,215

(a) Interest cost includes the coupon interest, accretion of the initial equity component of the convertible notes (3.25% - $36,227; 6.00% - $68,695; and 5.50% - $21,815), accretion of the underwriting discounts and amortization of the issuance costs allocated to the liability component.

Senior Secured Obligations

The 10% Senior Notes are our senior secured obligations and are guaranteed by certain of our domestic subsidiaries ("Guarantors"). The Senior Notes are secured by a first-priority security interest on substantially all of our property and assets and those of the Guarantors, subject to some exceptions for certain "Excluded Assets," such as:

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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

At June 30, 2014, total future minimum payments on our capital leases were as follows:

June 30, 2014
Capital Leases	(In thousands)
Remainder of 2014	3,834
2015	7,667
2016	7,667
2017	6,550
2018	5,160
Thereafter	17,789
Total	48,667

(7)	Income Taxes
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
For the three and six months ended June 30, 2014, our effective tax rates were 8.3% and 5.3%, respectively, as compared to 5.0% and 20.2% for the three and six months ended June 30, 2013, respectively. The June 30, 2014 effective tax rates were impacted primarily by the valuation allowance required in the United States. In addition, a $9.6 million discrete income tax benefit has been recognized during the second quarter of 2014 in the United States to offset the increase in deferred tax liabilities from an out-of-period adjustment related to the revised fair value of our share-lending arrangements described in Note 8 below.

(8)	Stockholders’ Equity
At June 30, 2014 and December 31, 2013, we had 244,864,035 and 240,380,138 shares of common stock issued and outstanding, respectively. At December 31, 2013, we also had 2,070,000 shares of our 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) issued and outstanding.
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Share-lending arrangements
In August 2012, in order to facilitate the offering of our 6.00% Convertible Notes due September 2017, we entered into a share-lending arrangement with Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, under which we agreed to loan 13,800,000 shares of our common stock to MSCS (the “2012 Borrowed Shares”). In January 2013, in order to facilitate the offering of our 5.50% Convertible Notes due February 2018, we entered into another share-lending arrangement with MSCS, under which we agreed to loan 6,666,666 shares of our common stock (the “2013 Borrowed Shares”, and collectively with the 2012 Borrowed Shares, the “Borrowed Shares”). We received no proceeds and no collateral for the Borrowed Shares, but a nominal lending fee from MSCS for the use of these loaned shares. Given the aggregate lending fees, no further consideration was given to the accounting treatment of the share-lending arrangements. For corporate law purposes, the Borrowed Shares are issued and outstanding. However, based on certain contractual undertakings of MSCS in the share-lending arrangements that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, these loaned shares are not considered outstanding for the purpose of computing and reporting our earnings per share. The Borrowed Shares are to be returned to Molycorp concurrently with the maturity of the related convertible notes.
During the second quarter of 2014, the SEC issued Molycorp a comment letter with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 regarding, among other things, the fair value measurement of our share-lending arrangements. In response to the SEC’s comment, we reconsidered our approach to determining the fair value of our share-lending arrangements and identified a methodology to estimate the long-term borrowing rate of our common stock, which we adjusted for the credit risk of the counterparty given that no collateral was provided to us that complied with ASC 470-20-25-20A. As a result of applying the methodology, management has determined that the fair value at the date of issuance of the 2012 Borrowed Shares and 2013 Borrowed Shares should have been approximately $18.1 million and $6.6 million, respectively. This amount should have been recognized in the financial statements as issuance costs associated with the issuance of the related convertible notes with an offset to additional paid-in capital.
Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the errors was not material to the full year 2014 financial statements, we recorded the correction in the condensed consolidated financial statements in the second quarter of 2014. The out-of-period adjustment had the following impact on the condensed consolidated balance sheet and the condensed consolidated statements of operations and comprehensive loss as of June 30, 2014:

Increase to balance sheet captions:	As of June 30, 2014
Other non-current assets	$16,381
Property, plant and equipment, net	3,378
Additional paid-in capital	15,062

Increase to statements of operations and comprehensive loss captions:	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest expense, net of capitalized interest	$4,933	$4,933
Income tax benefit	9,630	9,630
The following table provides certain other information on our share-lending arrangements as of June 30, 2014:

	2012 Borrowed Shares	2013 Borrowed Shares	Total
	(In thousands)
Fair value	$7,957	$4,450	$12,407
Unamortized issuance cost	11,546	4,835	16,381
The methodology to fair value our share-lending arrangements consists of an option pricing model that we used to determine a synthetic cost of borrow of our common stock, which we then adjusted for an estimate of the counterparty credit

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

risk. Inputs used in this approach include a combination of Level 2 and Level 3 inputs of the fair value hierarchy. As of June 30, 2014, all of the Borrowed Shares we originally agreed to loan to MSCS are still outstanding, and the related unamortized issuance cost is included in "Other non-current assets" in the condensed consolidated balance sheet.
The amount of non-cash interest cost recognized relating to the amortization of the issuance cost associated with the combined share-lending arrangements was as follows in 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In thousands)
Interest cost expensed	$4,933	$4,933
Interest cost capitalized	3,378	3,378
Accumulated other comprehensive income
The following table provides the changes in Accumulated other comprehensive income (loss) (“AOCI”) for the six-month periods ended June 30, 2014 and 2013:

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2013	$(6,638)	$187	$(6,451)
Change in other comprehensive loss before reclassifications	(961)	—	(961)
Net income (loss) reclassified from AOCI	—	—	—
Balance at June 30, 2014	$(7,599)	$187	$(7,412)

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2012	$(8,261)	$(1,172)	$(9,433)
Change in other comprehensive loss before reclassifications	(2,632)	—	(2,632)
Net income (loss) reclassified from AOCI	—	—	—
Balance at June 30, 2013	$(10,893)	$(1,172)	$(12,065)

There were no items reclassified from AOCI during the interim periods presented above.

(9)	Loss per Share
For the six months ended June 30, 2014 and for the three and six months ended June 30, 2013, the dividends on the Convertible Preferred Stock were subtracted from net loss attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used. Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At June 30, 2014 and 2013, all potential common stock under the treasury stock method were antidilutive in nature; consequently, we did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units. In applying the if-

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. Our Convertible Preferred Stock was antidilutive at June 30, 2014 and 2013. Also, under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At June 30, 2014 and 2013, our convertible notes were all antidilutive.

(10)	Stock-Based Compensation
The following tables summarize the stock-based awards with significant activity for the six months ended June 30, 2014:

PBRSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	697,797	$7.45
Granted	744,540	$4.99
Forfeited	(4,343)	5.88
Vested	—	—
Unvested at June 30, 2014	1,437,994	$6.18

RSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	1,076,385	$9.81
Granted	932,052	$4.41
Forfeited	(54,775)	$8.95
Vested	(49,913)	$31.91
Unvested at June 30, 2014	1,903,749	$6.61

(11)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
We lease certain office space, trailers and equipment pursuant to lease agreements that have been determined to be operating leases. Remaining annual minimum payments under these leases at June 30, 2014 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$6,491	$2,400	$2,621	$602	$868

(b)	Purchase Commitments
We entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with the modernization and expansion efforts at our Mountain Pass facility. Future payments for all purchase commitments at June 30, 2014 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Purchase obligations and other commitment	$142,252	$142,252	$—	$—	$—

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

(c)	Labor Contract
Certain of our employees at our Mountain Pass facility are covered by a collective bargaining agreement with the United Steelworkers of America that expires on March 15, 2015. At June 30, 2014, 258 employees, or approximately 58% of the workforce at our Mountain Pass facility, were covered by this collective bargaining agreement.
At June 30, 2014, 168 employees, or approximately 30% of the workforce at our Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia is automatically renewed each year unless either party desires to make an amendment. The contract was last amended in February 2012.

(d)	Reclamation Surety Bonds
At June 30, 2014, we had placed $28.8 million of surety bonds with California state and regional agencies to secure our Mountain Pass facility closure and reclamation obligations.

(e)	Purported Class Action and Derivative Lawsuits
In February 2012, a purported class action lawsuit was filed in the Colorado Federal District Court against us and certain of our current and former executive officers alleging violations of the federal securities laws. The Consolidated Class Action Complaint filed on July 31, 2012 also names most of our Board members and some of our stockholders as defendants, along with other persons and entities. That Complaint alleges 18 claims for relief arising out of alleged: (1) securities fraud in violation of the Securities Exchange Act of 1934, or the Exchange Act, during the proposed class period from February 11, 2011 through November 10, 2011; and (2) materially untrue or misleading statements in registration statements and prospectuses for our public offering of preferred stock in February 2011 and of common stock in June 2011, in violation of the Securities Act of 1933. Our motion to dismiss that Complaint was filed in October 2012 and is pending. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014. The plaintiffs’ answer brief is due to be filed on August 29, 2014, with defendants’ reply briefs due on September 26, 2014.
Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The Motion to Vacate the consolidation order remains pending.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also names us and certain of our current and former executive officers. The Consolidated Amended Class Action Complaint alleges claims for relief arising out of alleged securities fraud in violation of the Exchange Act, during a purported class period from February 21, 2012 through October 15, 2013. Our Motion to Dismiss the consolidated lawsuit is due to be filed on August 13, 2014. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
The class action and derivative lawsuits described above have not progressed to a point where a reasonably possible range of losses associated with their ultimate outcome can be estimated at this time. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, operating results and cash flows could be materially affected.

(12)	Concentrations
Resources Segment
There were no significant sales by customer or by product at the Resources segment for the three and six months ended June 30, 2014, and for the three and six months ended June 30, 2013.
Chemicals and Oxides Segment
Sales of cerium products within the Chemicals and Oxides segment accounted for 11% and 7% of consolidated revenues in the second quarter of 2014 and 2013, respectively, and 10% and 11% for the six months ended June 30, 2014 and 2013, respectively. There were no significant sales by customer in this segment in all interim periods indicated above.
Magnetic Materials and Alloys Segment
Sales of Neo Powders™ within the Magnetic Materials and Alloys segment, relative to consolidated revenues, were 44% and 41% for the three months ended June 30, 2014 and 2013, respectively, and 44% and 38% for the six months ended June 30, 2014 and 2013, respectively.
Sales of Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders, totaled $15.0 million and $14.0 million for the three months ended June 30, 2014 and 2013, respectively, and $27.2 million and $22.9 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, we had accounts receivable from Daido Electronics of $5.1 million and $7.5 million, respectively.
Rare Metals Segment
There were no significant sales by product or by customer at the Rare Metals segment for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013.

(13)	Related-Party Transactions
We supply Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders, and to Toda Magnequench Magnetic Materials Co. Ltd. (“TMT”), an equity method investee of ours involved in the production of rare earth magnetic compounds. We also purchase magnetic compounds back from TMT in the normal course of business. Two other equity method investees, with whom we regularly buy and sell products, include Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), which processes rare earth oxides into metals for inclusion in our Neo Powders™, and Ingal Stade GmbH, which sells gallium to our rare metals facilities located in Canada and the United States. In addition, we provide rare metal recycling services to Plansee Holding AG, a privately held Austrian company that is wholly-owned by an Austrian trust, of which one of our Board's directors and other members of his family are beneficiaries.

For the three and six months ended June 30, 2014, we purchased metals and received services from Keli for a total of $18.7 million and $35.6 million, respectively, as compared to $14.7 million and $24.4 million for the three and six months ended June 30, 2013, respectively.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Except for Daido Electronics, which is disclosed in Note 12, transactions with all other related parties were nominal in all interim periods indicated above.

(14)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Decrease (increase) in operating assets:
Trade accounts receivable	$14,708	$1,205
Inventory	(48,213)	23,176
Prepaid expenses and other current assets	(5,764)	519
Increase (decrease) in operating liabilities:
Trade accounts payable	(6,070)	(21,167)
Income tax payable	684	494
Interest payable	15,552	(27,689)
Asset retirement obligation	(1,196)	(2,013)
Accrued expenses	(1,614)	(17,388)
	$(31,913)	$(42,863)

(15)	Fair Value of Financial Instruments
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
Our assets and liabilities measured at fair value on a recurring basis were as follows at June 30, 2014 and December 31, 2013:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Cash equivalents	$42,377	—	—	$42,377
Liabilities:
Derivative liability	—	—	$6,303	$6,303

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Cash equivalents	$179,052	—	—	$179,052
Liabilities:
Derivative liability	—	—	$6,089	$6,089
The financial assets classified in Level 1 at June 30, 2014 and December 31, 2013 consist of money market funds valued based on quoted prices for identical assets in active markets. The derivative liability relates to a share purchase agreement (“SPA”) between NMT Holding GmbH, our wholly-owned German subsidiary, and the shareholders of Buss & Buss, a majority-owned subsidiary of ours. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by us, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to us. We account for the put option at fair value with changes in fair value recognized currently in earnings. The change in fair value of the put option resulted in nominal unrealized gains and losses for the three and six months ended June 30, 2014, and for the three and six months ended June 30, 2013, which were recognized in "Interest expense" in the condensed consolidated statements of operations and comprehensive income. The technique used to fair value the derivative liability classified in Level 3 is the income approach based on a discounted cash flow model.
The following table presents the fair value of financial liabilities we reported at their carrying value at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt
3.25% Convertible Notes due June 2016	$211,406	$173,650	$207,028	$161,771
6.00% Convertible Notes due September 2017	354,606	269,618	346,708	312,570
5.50% Convertible Notes due February 2018	150,760	112,125	148,198	164,015
10% Senior Notes due June 2020	638,148	603,558	637,435	646,750
Total long-term debt	$1,354,920	$1,158,951	$1,339,369	$1,285,106

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

The fair value of the financial liabilities listed above, which are all classified in Level 1, is based on the last available market trade of each reporting period. The Debentures are not actively traded, and the difference between their carrying value and fair value is impractical to estimate. The carrying amount of certain other financial instruments, such as trade accounts receivables, trade accounts payable, accrued expenses and bank loans approximate fair value and, therefore, have been excluded from the table above.

(16)	Subsidiary Guarantor Financial Information
The Senior Notes are fully, unconditionally and jointly and severally guaranteed by all of Molycorp, Inc.'s 100% owned existing and future domestic material subsidiaries, as defined in the indenture governing the Senior Notes. The Senior Notes guarantee of a guarantor will automatically terminate, and the obligations of such guarantor under the Senior Notes guarantee will be unconditionally released and discharged, upon (all terms as defined in the indenture governing the Senior Notes):

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	June 30, 2014
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$36,680	$6,072	$113,620	$—	$156,372
Trade accounts receivable, net	—	3,841	43,190	—	47,031
Inventory	—	35,407	146,615	—	182,022
Prepaid expenses and other current assets	—	17,861	16,006	—	33,867
Total current assets	36,680	63,181	319,431	—	419,292
Non-current assets:
Deposits	1,755	23,943	—	—	25,698
Property, plant and equipment, net	—	1,606,889	136,605	—	1,743,494
Inventory	—	25,934	—	—	25,934
Intangible assets, net	—	409	318,545	—	318,954
Investments	—	30,836	15,467	—	46,303
Goodwill	—	—	228,750	—	228,750
Investments in consolidated subsidiaries	409,155	120,163	—	(529,318)	—
Intercompany accounts receivable	2,099,444	—	24,085	(2,123,529)	—
Other non-current assets	16,380	651	5,790	—	22,821
Total non-current assets	2,526,734	1,808,825	729,242	(2,652,847)	2,411,954
Total assets	$2,563,414	$1,872,006	$1,048,673	$(2,652,847)	$2,831,246
Current liabilities:
Trade accounts payable	$—	$32,202	$30,880	$—	$63,082
Accrued expenses	18,158	11,766	17,081	—	47,005
Debt and capital lease obligations	—	2,852	11,378	—	14,230
Other current liabilities	—	441	3,945	—	4,386
Total current liabilities	18,158	47,261	63,284	—	128,703
Non-current liabilities:
Asset retirement obligation	—	16,523	—	—	16,523
Deferred tax liabilities	—	—	78,424	—	78,424
Debt and capital lease obligations	1,354,920	19,597	4,152	—	1,378,669
Intercompany accounts payable	—	2,123,529	—	(2,123,529)	—
Other non-current liabilities	—	1,401	8,855	—	10,256
Total non-current liabilities	1,354,920	2,161,050	91,431	(2,123,529)	1,483,872
Total liabilities	$1,373,078	$2,208,311	$154,715	$(2,123,529)	$1,612,575
Stockholders’ equity:
Common stock	245	—	—	—	245
Additional paid-in capital	2,207,938	149,857	1,315,426	(1,465,283)	2,207,938
Accumulated other comprehensive loss	(7,412)	—	(7,412)	7,412	(7,412)
Accumulated deficit	(1,010,435)	(486,162)	(442,391)	928,553	(1,010,435)
Total Molycorp stockholders’ equity	1,190,336	(336,305)	865,623	(529,318)	1,190,336
Noncontrolling interests	—	—	28,335	—	28,335
Total stockholders’ equity	1,190,336	(336,305)	893,958	(529,318)	1,218,671
Total liabilities and stockholders’ equity	$2,563,414	$1,872,006	$1,048,673	$(2,652,847)	$2,831,246

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	Three Months Ended June 30, 2014
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$12,009	$113,319	$(8,421)	$116,907
Costs of sales:
Costs excluding depreciation and amortization	—	(38,490)	(83,330)	8,421	(113,399)
Depreciation and amortization	—	(16,031)	(4,048)	—	(20,079)
Gross (loss) profit	—	(42,512)	25,941	—	(16,571)
Operating expenses:
Selling, general and administrative	(153)	(10,437)	(9,834)	—	(20,424)
Depreciation, amortization and accretion	—	(1,057)	(6,200)	—	(7,257)
Research and development	—	(100)	(4,383)	—	(4,483)
Operating (loss) income	(153)	(54,106)	5,524	—	(48,735)
Other (expense) income:
Other income (expense)	15,149	196	(15,049)	—	296
Interest expense, net of capitalized interest	(39,658)	(1,190)	(437)	—	(41,285)
Interest income (expense) from intercompany notes	10,434	(510)	(9,924)	—	—
Equity loss from consolidated subsidiaries	(79,301)	(2,009)	—	81,310	—
Loss before income taxes and equity earnings	(93,529)	(57,619)	(19,886)	81,310	(89,724)
Income tax benefit (expense)	9,630	—	(2,203)	—	7,427
Equity in (loss) income of affiliates	—	(1,592)	39	—	(1,553)
Net loss	(83,899)	(59,211)	(22,050)	81,310	(83,850)
Net income attributable to noncontrolling interest	—	—	(49)	—	(49)
Net loss attributable to Molycorp stockholders	$(83,899)	$(59,211)	$(22,099)	$81,310	$(83,899)

Net loss	$(83,899)	$(59,211)	$(22,050)	$81,310	$(83,850)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(109)	—	(109)
Comprehensive loss	$(83,899)	$(59,211)	$(22,159)	$81,310	$(83,959)
Comprehensive loss attributable to:
Molycorp stockholders	(83,899)	(59,211)	(22,110)	81,310	(83,910)
Noncontrolling interest	—	—	(49)	—	(49)
	$(83,899)	$(59,211)	$(22,159)	$81,310	$(83,959)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	Six Months Ended June 30, 2014
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$29,239	$227,051	$(20,858)	$235,432
Costs of sales:
Costs excluding depreciation and amortization	—	(91,869)	(167,861)	20,858	(238,872)
Depreciation and amortization	—	(28,158)	(8,068)	—	(36,226)
Gross (loss) profit	—	(90,788)	51,122	—	(39,666)
Operating expenses:
Selling, general and administrative	(393)	(18,595)	(19,391)	—	(38,379)
Depreciation, amortization and accretion	—	(2,102)	(12,357)	—	(14,459)
Research and development	—	(243)	(7,006)	—	(7,249)
Operating (loss) income	(393)	(111,728)	12,368	—	(99,753)
Other (expense) income:
Other (expense) income	(3,122)	212	3,680	—	770
Interest expense, net of capitalized interest	(74,214)	(2,395)	(316)	—	(76,925)
Interest income (expense) from intercompany notes	20,789	(1,014)	(19,775)	—	—
Equity loss from consolidated subsidiaries	(122,651)	(1,686)	—	124,337	—
Loss before income taxes and equity earnings	(179,591)	(116,611)	(4,043)	124,337	(175,908)
Income tax benefit (expense)	9,630	—	(296)	—	9,334
Equity in (loss) income of affiliates	—	(3,299)	24	—	(3,275)
Net loss	(169,961)	(119,910)	(4,315)	124,337	(169,849)
Net income attributable to noncontrolling interest	—	—	(112)	—	(112)
Net loss attributable to Molycorp stockholders	$(169,961)	$(119,910)	$(4,427)	$124,337	$(169,961)

Net loss	$(169,961)	$(119,910)	$(4,315)	$124,337	$(169,849)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(961)	—	(961)
Comprehensive loss	$(169,961)	$(119,910)	$(5,276)	$124,337	$(170,810)
Comprehensive loss attributable to:
Molycorp stockholders	(169,961)	(119,910)	(5,164)	124,337	(170,698)
Noncontrolling interest	—	—	(112)	—	(112)
	$(169,961)	$(119,910)	$(5,276)	$124,337	$(170,810)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	Three Months Ended June 30, 2013
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$27,168	$120,976	$(12,032)	$136,112
Costs of sales:
Costs excluding depreciation and amortization	—	(46,363)	(101,393)	12,032	(135,724)
Depreciation and amortization	—	(11,757)	(6,667)	—	(18,424)
Gross (loss) profit	—	(30,952)	12,916	—	(18,036)
Operating expenses:
Selling, general and administrative	—	(16,488)	(9,571)	—	(26,059)
Depreciation, amortization and accretion	—	48	(8,326)	—	(8,278)
Research and development	—	(1,431)	(5,075)	—	(6,506)
Operating loss	—	(48,823)	(10,056)	—	(58,879)
Other (expense) income:
Other income	—	244	2,569	—	2,813
Interest (expense) income, net of capitalized interest	(14,745)	(2,236)	2,112	—	(14,869)
Interest income (expense) from intercompany notes	8,592	1,237	(9,829)	—	—
Equity loss from consolidated subsidiaries	(65,022)	(7,487)	—	72,509	—
Loss before income taxes and equity earnings	(71,175)	(57,065)	(15,204)	72,509	(70,935)
Income tax (loss) benefit	—	(11,198)	14,728	—	3,530
Equity in loss of affiliates	—	(8,012)	4,728	—	(3,284)
Net loss	(71,175)	(76,275)	4,252	72,509	(70,689)
Net income attributable to noncontrolling interest	—	—	(486)	—	(486)
Net loss attributable to Molycorp stockholders	$(71,175)	$(76,275)	$3,766	$72,509	$(71,175)

Net loss	$(71,175)	$(76,275)	$4,252	$72,509	$(70,689)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	662	—	662
Comprehensive loss	$(71,175)	$(76,275)	$4,914	$72,509	$(70,027)
Comprehensive loss attributable to:
Molycorp stockholders	(71,175)	(76,275)	5,400	72,509	(69,541)
Noncontrolling interest	—	—	(486)	—	(486)
	$(71,175)	$(76,275)	$4,914	$72,509	$(70,027)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	Six Months Ended June 30, 2013
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Loss	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$48,777	$255,124	$(22,390)	$281,511
Costs of sales:
Costs excluding depreciation and amortization	—	(91,692)	(201,953)	22,390	(271,255)
Depreciation and amortization	—	(19,187)	(13,409)	—	(32,596)
Gross (loss) profit	—	(62,102)	39,762	—	(22,340)
Operating expenses:
Selling, general and administrative	—	(33,504)	(19,106)	—	(52,610)
Depreciation, amortization and accretion	—	(1,661)	(14,827)	—	(16,488)
Research and development	—	(3,391)	(9,520)	—	(12,911)
Operating loss	—	(100,658)	(3,691)	—	(104,349)
Other (expense) income:
Other income	—	243	2,117	—	2,360
Interest (expense) income, net	(25,885)	(4,295)	3,662	—	(26,518)
Interest income (expense) from intercompany notes	18,244	2,881	(21,125)	—	—
Equity loss from consolidated subsidiaries	(108,389)	(6,409)	—	114,798	—
Loss before income taxes and equity earnings	(116,030)	(108,238)	(19,037)	114,798	(128,507)
Income tax benefit	5,884	8,252	11,885	—	26,021
Equity in loss of affiliates	—	(10,010)	3,654	—	(6,356)
Net loss	(110,146)	(109,996)	(3,498)	114,798	(108,842)
Net income attributable to noncontrolling interest	—	—	(1,304)	—	(1,304)
Net loss attributable to Molycorp stockholders	$(110,146)	$(109,996)	$(4,802)	$114,798	$(110,146)

Net loss	$(110,146)	$(109,996)	$(3,498)	$114,798	$(108,842)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(2,632)	—	(2,632)
Comprehensive loss	$(110,146)	$(109,996)	$(6,130)	$114,798	$(111,474)
Comprehensive loss attributable to:
Molycorp stockholders	(110,146)	(109,996)	(4,826)	114,798	(110,170)
Noncontrolling interest	—	—	(1,304)	—	(1,304)
	$(110,146)	$(109,996)	$(6,130)	$114,798	$(111,474)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	Six Months Ended June 30, 2014
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash used in operating activities	$(36,253)	$(71,050)	$(10,945)	$—	$(118,248)
Cash flows from investing activities:
Intercompany advances made	(141,366)	—	—	141,366	—
Repayments from non-guarantor	48,000	—	—	(48,000)	—
Investment in joint ventures	—	—	(703)	—	(703)
Capital expenditures	—	(40,928)	(3,759)	—	(44,687)
Recovery from insurance claims	—	12,900	—	—	12,900
Other investing activities	—	—	395	—	395
Net cash used in investing activities	(93,366)	(28,028)	(4,067)	93,366	(32,095)
Cash flows from financing activities:
Repayments of debt	—	—	(3,079)	—	(3,079)
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(1,135)	—	(1,135)
Repayments to parent	—	—	(48,000)	48,000	—
Intercompany advances owed	—	97,822	43,544	(141,366)	—
Other financing activities	—	861	(697)	—	164
Net cash (used in) provided by financing activities	(2,846)	98,683	(9,367)	(93,366)	(6,896)
Effect of exchange rate changes on cash	—	—	(706)	—	(706)
Net change in cash and cash equivalents	(132,465)	(395)	(25,085)	—	(157,945)
Cash and cash equivalents at beginning of the period	169,145	6,467	138,705	—	314,317
Cash and cash equivalents at end of period	$36,680	$6,072	$113,620	$—	$156,372

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	Six Months Ended June 30, 2013
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash provided by (used in) operating activities	$(1,972)	$(93,855)	$21,786	$—	$(74,041)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Intercompany advances made	(318,835)	—	—	318,835	—
Loans to non-guarantor	—	(1,300)	—	1,300	—
Repayments from non-guarantor	10,000	—	—	(10,000)	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(255,989)	(8,737)	—	(264,726)
Other investing activities	—	—	(224)	—	(224)
Net cash used in investing activities	(308,835)	(260,712)	(48,961)	350,135	(268,373)
Cash flows from financing activities:
Repayments of debt	—	—	(27,283)	—	(27,283)
Net proceeds from sale of common stock	248,150	—	—	—	248,150
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(5,693)	—	—	—	(5,693)
Dividend paid to noncontrolling interests	—	—	(1,946)	—	(1,946)
Borrowings from non-guarantor	—	40,000	—	(40,000)	—
Borrowing from guarantor	—	—	1,300	(1,300)	—
Repayments to parent	—	—	(10,000)	10,000	—
Intercompany advances owed	—	303,659	15,176	(318,835)	—
Other financing activities	—	(360)	—	—	(360)
Net cash provided by (used in) financing activities	408,057	343,299	(22,753)	(350,135)	378,468
Effect of exchange rate changes on cash	—	—	318	—	318
Net change in cash and cash equivalents	97,250	(11,268)	(49,610)	—	36,372
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$113,810	$6,752	$143,600	$—	$264,162

(17)	Subsequent Events
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree pursuant to which Oaktree will provide to us and certain of our subsidiaries up to $400 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility (the "Financings"). $250 million of the Financings will be available to be borrowed at the closing of the Financings, with the remaining $150 million available until April 30, 2016 if we satisfy mutually agreed financial and operational conditions. The Financings will be secured by certain of our assets and certain assets of our subsidiaries, will also be guaranteed by most of our subsidiaries, and will mature in 5 years, subject to certain springing maturity dates dependent on our repayment of certain outstanding debt, beginning with April 30, 2016. In connection with the Financings, we will issue to Oaktree warrants to purchase shares of our common stock equal to 10% of our outstanding common stock as of the closing of the Financings. The Financings are subject to various conditions precedent, including the accuracy of our representations and warranties, absence of material adverse events in our business and operations, and the negotiation of mutually acceptable definitive documentation.

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
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•	the need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital;

•
our ability to optimize our Mountain Pass facility to produce rare earths and other planned downstream products at planned production rates and cash production costs, including the impact of any unanticipated process interruptions;

•	the success of our cost mitigation efforts in connection with our modernization and expansion efforts at the Mountain Pass facility, which if unsuccessful, might cause our costs to exceed budget;

•	the final costs of our planned capital projects which may differ from estimated costs, including unanticipated costs related to optimization of our Mountain Pass facility;

•	market conditions, including prices and demand for our products;

•	our ability to control our working capital needs;

•	our ability to service our debt;

•	risks and uncertainties associated with intangible assets, including any future goodwill impairment charges;

•	our ability to protect our intellectual property, and our ability to defend against any claims of infringement of intellectual property rights of third parties;

•	risks associated with doing business globally, including foreign exchange rate fluctuations and our ability to repatriate cash generated from our global operations;

•	our ability to develop internal and external sources of demand for our products;

•	the development and commercialization of new products;

•	unexpected actions of domestic and foreign governments, including changes to China's export quota system, production quotas system and other regulatory mechanisms for the rare earths industry;

•	various events which could disrupt operations, including natural events and other risks;

•	uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production;

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

•
our ability to remediate the material weaknesses in our internal control over financial reporting, and our ability to maintain sufficient internal controls in the future, which could affect our ability to ensure timely and reliable financial reports;

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
Overview
 We are a leading rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from all of the lanthanide elements, plus yttrium. Our vertically integrated business allows us to operate multiple product supply chains, serve as a supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide.

Our operations are organized into four reportable segments, each reflecting a unique combination of product lines and technologies: Resources, Chemicals and Oxides, Magnetic Materials and Alloys, and Rare Metals.

The Resources segment includes our operations at the Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for over 60 years. At the Mountain Pass facility, we conduct rare earth minerals extraction to produce the following: LREC; separated rare earth oxides, including lanthanum, cerium and NdPr; heavy rare earth concentrates, which include SEG, terbium, dysprosium and others; and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX™. In 2013, we evaluated the phosphorus-removal performance of SorbX® in full-scale trials conducted at several wastewater treatment plants. We are currently working with some of the trial sponsors to use their plants to demonstrate the benefits of using SorbX® to remove phosphorus. Since 2013, we have been selling limited volumes of SorbX®. Sales of PhosFIX™ for recreational water applications have been limited, but consistent, through the second quarter of 2014.

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
Modernization and Expansion of our Mountain Pass Facility
All key production components of our Mountain Pass facility are operational, including the Chlor-Alkali plant, which completed commissioning and was turned over to operations in February 2014, and the final unit of the multi-stage cracking plant, which was turned over to operations during the fourth quarter of 2013. Our Chlor-Alkali plant helps us recycle wastewater from our separation processes as well as regenerate chemical reagents needed for separations, including hydrochloric acid and caustic soda, which is expected to reduce the amount of chemical reagents that we must purchase. The Chlor-Alkali plant is expected to significantly drive down the cash production costs at our Mountain Pass facility, which we believe will make it competitive with the lowest-cost producers of rare earth products globally, although there can be no assurances. The multi-stage cracking plant is part of a multi-stage chemical process designed to increase the current rare earths recovery rates at our Mountain Pass facility, increase production throughput, and contribute to lower unit production costs. We are experiencing variances in the quality of the brine that we feed into the Chlor-Alkali plant and this is creating operational inefficiencies with the plant, including the need to purchase reagents in the open market. We currently are addressing the quality of the brine feedstock and its effects on the operation of the Chlor-Alkali plant; however, we expect that it will continue to take several months of optimization before we fully realize anticipated benefits from both our multi-stage cracking plant and Chlor-Alkali plant.

In addition to directly supplying customer demand, our Mountain Pass facility provides rare earths feedstock for our value-adding processing plants in Sillamäe, Estonia; Zibo, China; Jiangyin, China; and Tolleson, Arizona. Those facilities produce advanced materials that are custom engineered for a variety of global rare earths markets. We expect our Mountain Pass facility to provide increased volumes of rare earths feedstock for the planned production of our Molycorp Silmet and Zibo facilities for the remainder of 2014.

NdPr produced at our Mountain Pass facility is sold directly to magnetic material customers, IMJ, MMA and our downstream operations under the Molycorp Magnequench brand at our wholly-owned manufacturing facilities in Tianjin, China and Korat, Thailand.

Factors Affecting our Results of Operations and Discussion of our Consolidated Results of Operations (See discussion by segment in the next section of this MD&A)
Revenues
The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive, chemicals and electronics industries, China REE export quotas, production quotas, duties and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content. Sales of our rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxide products from our Chemicals and Oxides segment are particularly affected by the typical manufacturing slow-down across Asia during the Chinese New Year and Spring Festival holidays in the first quarter of each year. First quarter sales in the Magnetic Materials and Alloys segment can be weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by that segment. The effort by these companies to draw down inventory levels near to their year-end closing typically results into lower shipments of products from the Magnetic Materials and Alloys segment. Sales of our rare earths, including LREC and heavy rare earth concentrates from our Resources segment, are affected by a combination of the factors described above. Additionally, in certain of our segments, particularly the Magnetic Materials and Alloys, prices are set at a one-quarter lag, so improvements in our results will lag any market improvements.
Our consolidated revenues for the three and six months ended June 30, 2014 were approximately $116.9 million and $235.4 million, respectively, a decline of approximately 14% and 16.4%, respectively, from each of the comparable periods in 2013.
The decrease in consolidated revenues from the second quarter of 2013 to the second quarter of 2014 was mostly driven by lower realized prices in our Magnetic Materials and Alloys segment, where net revenues declined about 20%, and lower realized prices in our Rare Metals segment with a 34% period-over-period net revenues decline. Net sales in these two segments were fairly consistent in both interim periods relative to consolidated revenues, with Magnetic Materials and Alloys at an average of 47% and Rare Metals at an average of 16%. Net revenues in our Resources segment, which represented 2% of consolidated revenues in the second quarter of 2014, decreased by approximately 79%. However, from the second quarter of 2013 to the second quarter of 2014, our Resources segment increased sales to our downstream processing facilities by approximately 16%. Lower revenues from our Magnetic Materials and Alloys and Rare Metals segments were partially offset by a 31% increase in net revenues from our Chemicals and Oxides segment for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This last segment represented 39% and 26% of consolidated revenues in the second quarter of 2014 and 2013, respectively.
The decrease in consolidated revenues during the first six months of 2014, as compared to the first half of 2013, was largely attributable to the same factors affecting the quarter-over-quarter changes described above. Net revenues in our Magnetic Materials and Alloys and Rare Metals segments were 11% and 28% lower, respectively, than a year ago. Net sales in those two segments were an average of 44% and 17%, respectively, of consolidated revenues. Net revenues in our Resources segment, which represented 2% of consolidated revenues in the first half of 2014, decreased by approximately 79%. However, from the first half of 2013 to the first half of 2014, our Resources segment increased sales to our downstream processing facilities by approximately 117%. Net revenues in our Chemicals and Oxides segment increased 2% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, and represented 36% and 30% of consolidated revenues in those periods, respectively.
Costs of sales
Our costs of sales comprise processing costs, including depreciation and amortization of productive assets, and costs of certain raw materials that we purchase from outside vendors, which we allocate to the products we produce at our operating facilities. Because many of our costs are fixed, as our production increases or decreases, our average cost per volume produced decreases or increases, respectively. Primary production costs across our reportable segments include direct labor and benefits, chemical reagents, natural gas, depreciation and amortization, electricity, maintenance, operating supplies and other plant overhead expenses. Our costs of sales may also reflect the write-down of inventory based on current market prices for our products, which could materially affect our consolidated net results of operations.
Our most significant variable costs across all segments are raw materials, chemical reagents, electricity and natural gas. Our CHP plant at the Mountain Pass facility feeds lower-cost, high efficiency electrical power and steam to plants and buildings across the facility. Our variable costs, such as electricity, natural gas, operating supplies and chemical reagents, are subject to volume fluctuations and are influenced by general economic conditions that are beyond our control.

During the three and six months ended June 30, 2014, our consolidated costs of sales, excluding depreciation and amortization, decreased approximately $22.3 million, or 16.4%, and $32.4 million, or 11.9%, respectively, as compared to the same periods in 2013. These favorable variances were primarily attributed to lower production costs in our Chemicals and Oxides segment. Costs of sales in our Rare Metals segment were also lower than a year ago because of lower sales and the disposal of our rhenium-recycling facility in Napanee, Ontario at the end of 2013.
Consolidated depreciation and amortization expenses related to production were $20.1 million and $36.2 million for the three and six months ended June 30, 2014, respectively, as compared to $18.4 million and $32.6 million in the corresponding periods of 2013, respectively. Higher depreciation and amortization expenses in 2014 were mostly related to productive assets that we placed into service at our Mountain Pass facility over the last twelve months.
Selling, general and administrative expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs. For the three and six months ended June 30, 2014, our consolidated selling, general and administrative expenses, including stock-based compensation, decreased $5.6 million, or 21.6%, and $14.2 million, or 27.0%, respectively, from the comparable periods in 2013. Early in 2013, we reduced a portion of our workforce, primarily within the corporate function, and recognized employee severance and benefit costs of $2.1 million. Those benefits were fully paid by the end of March 2014. That reduction in workforce, in combination with other cost saving initiatives, drove this favorable variance in our consolidated selling, general and administrative expenses period-over-period.
Research and development
We incur expenses to improve the efficiency of our REO processing operations, develop new applications for individual REEs, research value-added rare metals applications and perform exploratory drilling. These expenses consist primarily of salaries, outside labor, material and equipment. Consolidated research and development expenses for the three and six months ended June 30, 2014 decreased $2.0 million, or 31.1%, and $5.7 million, or 43.9%, respectively, from the comparable periods in 2013. We continue to dedicate resources to research and develop new applications for our products, and to provide technical solutions to our customers that allow a more efficient and profitable use of our products.
Interest expenses, net of capitalized interest
Since the construction of Mountain Pass was substantially complete at the beginning of 2014, there are no longer assets that qualify for interest capitalization. Approximately 58% of the aggregate interest cost on our long-term debt was capitalized, on average, during the three and six months ended June 30, 2013, thus explaining the large increase in interest expense, net of capitalized interest, from the corresponding prior-year periods.
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
For the three and six months ended June 30, 2014, our effective tax rates were 8.3% and 5.3%, respectively, as compared to 5.0% and 20.2% for the three and six months ended June 30, 2013, respectively. The June 30, 2014 effective tax rates were impacted primarily by the valuation allowance required in the United States. In addition, a $9.6 million discrete income tax benefit has been recognized during the second quarter of 2014 in the United States to offset the increase in deferred tax liabilities from an out-of-period adjustment related to the revised fair value of our share-lending arrangements described in Note 8 to the condensed consolidated financial statements included within Item 1 of this Report.
OIBDA and Adjusted OIBDA

We define OIBDA as operating income before depreciation, amortization and accretion. Adjusted OIBDA consists of OIBDA excluding certain non-cash items and other out-of-ordinary business expense and operational expansion items. OIBDA and adjusted OIBDA are both non-GAAP financial measures. We believe that adjusting out these items from OIBDA, including but not limited to purchase accounting adjustments, stock-based compensation, out-of-ordinary expenses/income, asset impairment charges and other miscellaneous charges, is useful to investors because it provides an overall understanding of our historical financial performance and future prospects. We believe that each of OIBDA and adjusted OIBDA is an indication of our base-line performance. Exclusion of these items permits evaluation and comparison of results for our core business operations, and it is on this basis that we internally assess our business' performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating loss	$(48,735)	$(58,879)	$(99,753)	$(104,349)
Add back:
Depreciation and amortization included in costs of sales	20,079	18,424	36,226	32,596
Depreciation, amortization and accretion	7,257	8,278	14,459	16,488
OIBDA	(21,399)	(32,177)	(49,068)	(55,265)
Add back:
Stock-based compensation	1,466	1,037	2,288	794
Inventory write-downs (Mountain Pass)	16,593	14,330	32,286	33,535
Impact of purchase accounting on cost of inventory sold	142	1,002	719	3,499
Water removal	1,239	4,964	9,341	8,698
Adjusted OIBDA	$(1,959)	$(10,844)	$(4,434)	$(8,739)

Capital Expenditures

We capitalized expenditures of $17.2 million and $29.4 million for the three and six months ended June 30, 2014, respectively, and $77.4 million and $198.2 million for the three and six months ended June 30, 2013, respectively. The substantial decline in these expenditures in 2014 over the prior periods is associated with the completion of all major production systems at our Mountain Pass facility.
Environmental Expenditures
Our operations are subject to numerous and detailed environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and pollution control, waste management, plant and wildlife protection, handling and disposal of radioactive materials, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability.
We have spent, and anticipate that we will continue to incur, financial and managerial resources to comply with environmental requirements. At our Mountain Pass facility, we incurred approximately $3.6 million and $14.1 million for the three and six months ended June 30, 2014, respectively, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. This compares to $5.3 million and $10.5 million for the three and six months ended June 30, 2013, respectively. Included in the amounts above are costs for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds at our Mountain Pass facility.
The increase from the first half of 2013 to the first half of 2014 was due, in part, to larger production of rare earths at our Mountain Pass facility, and in part to the fact that we had additional disposal capacity in two evaporation ponds in the first quarter of 2013 in that facility. Those two evaporation ponds were emptied in order to replace the primary lining system in 2012. The maximum disposal capacity of our evaporation ponds has been historically reached during the coldest months at Mountain Pass in the first and fourth quarter of every year. In addition, our Chlor-Alkali plant was turned over to operations at the end of February 2014. For the remainder of 2014, we expect to incur approximately $3.6 million for ongoing operating environmental expenditures, including $2.5 million for wastewater transportation and disposal costs.
Although we have incurred only nominal environmental expenditures at some of our other operating facilities during the three and six months ended June 30, 2014 and 2013, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans at those facilities.
Costs we incur for mine reclamation activities at our Mountain Pass facility, which we expect to incur through the closure of our mining operations and thereafter, are recorded in the asset retirement obligation caption of our condensed consolidated balance sheets.
Related-Party Transactions - Refer to Item 1, Note 13 of this Report.

Discussion and Analysis of our Reportable Segments
The following analysis presents operating results on a gross basis (i.e., before inter-segment eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations.

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

Resources
	Three months ended June 30,				Six months ended June 30,
	2014	2013	Variance		2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$10,037	$17,587	$(7,550)	(43)%	$25,601	$34,890	$(9,289)	(27)%
Sales volume (mt)	974	1,049	(75)	(7)%	1,962	1,812	150	8%
ASP per kilogram	$10.30	$16.77	$(6.47)	(39)%	$13.05	$19.25	$(6.20)	(32)%

Depreciation, amortization and accretion (a)	$17,009	$11,629	$5,380		$30,101	$20,682	$9,419
Operating loss	(47,307)	(40,404)	(6,903)		(96,843)	(80,529)	(16,314)
OIBDA(b)	$(30,298)	$(28,775)	$(1,523)		$(66,742)	$(59,847)	$(6,895)
(a) Related to production and other operating expense.
(b) See definition in the previous page.
For the three months ended June 30, 2014, revenues at our Resources segment were $10.0 million, or 43% lower as compared to the second quarter of 2013. This was the result of a decrease in realized prices of approximately 39% combined with a 7% sales volume reduction quarter-over-quarter. Even though sales volume increased 8% during the six months ended June 30, 2014, revenues of $25.6 million from the Resources segment were 27% lower than the first half of 2013 due to an ASP erosion of approximately 32%.
Aggregate production volume at our Resources segment was 1,639 mt and 2,750 mt for the three and six months ended June 30, 2014, respectively, as compared to 756 mt and 1,374 mt for the three and six months ended June 30, 2013, respectively. Production at our Resources segment in the second quarter of 2014 was lower than anticipated, as we continue to experience delays in our efforts to optimize operations at our Mountain Pass facility. We anticipate that the facility will be able to operate at design capacity once our optimization efforts are complete. Once our optimization efforts are complete, actual production of REO (including LREC) will depend on internal requirements for our Chemical and Oxides segment, our Magnetic Materials and Alloys segment, and external customer demand.
Higher sales volumes for the six months ended June 30, 2014 were largely driven by increased shipments of LREC to our downstream facilities for processing into value-added rare earth products. A year-over-year shift in product mix from NdPr to LREC, which is priced lower than NdPr, contributed, in part, to the ASP decline in this segment during the three and six months ended June 30, 2014. Additionally, from the second quarter of 2013 to the second quarter of 2014, prices for lanthanum oxide 99% and cerium oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 30% and 32%, respectively, whereas prices for NdPr oxide 99% have increased, on the same basis, by approximately 25%. From the six months ended June 30, 2013 to the six months ended June 30, 2014, prices for lanthanum oxide 99% and cerium oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 38% and 40%, respectively, whereas prices for NdPr oxide 99% have increased, on the same basis, by approximately 21%. Although pricing for most of the light rare earth products have been less volatile over the last few quarters, unregulated and unreported mining and export of rare earth materials from China continue to unfavorably impact realized prices in our industry.
Lower than anticipated production volumes, combined with increased purchases from third party suppliers of the primary chemical reagents while we continued to optimize our Chlor-Alkali plant, led to the expensing of $16.8 million and $39.8 million of production-related costs during the three and six months ended June 30, 2014, respectively. These costs would have been charged to inventory if we maintained normal production and consumption levels in those periods. This compares to expensing of abnormal production-related costs of $23.9 million and $44.1 million for the three and six months ended June 30, 2013, respectively.

Resources' operating income for the three and six months ended June 30, 2014 was unfavorably affected by the write-down of finished goods and work-in-process inventory to net realizable value totaling $16.5 million and $30.9 million, respectively, as compared to $9.9 million and $26.7 million for the corresponding periods in 2013, respectively. In addition, we recognized write-downs of stockpile inventory totaling $0.1 million and $1.3 million for the three and six months ended June 30, 2014, as compared to $4.5 million and $6.9 million the three and six months ended June 30, 2013, respectively. Write-downs of inventory to net realizable value were associated with the decline in rare earths prices and lower than anticipated inventory turnover. Write-downs of rare earths stockpiles at our Resources segment are associated with adjustments to the estimated REO content in the stockpile based on assays of rare earths processed.

Higher production combined with lower revenues and higher write-downs of finished goods and work-in-process inventory, led to the unfavorable variance in OIBDA at Mountain Pass for the three and six months ended June 30, 2014, as compared to the same prior-year periods.

Chemicals and Oxides
	Three months ended June 30,				Six months ended June 30,
	2014	2013	Variance		2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$48,632	$41,481	$7,151	17%	$95,188	$105,691	$(10,503)	(10)%
Sales volume (mt)	1,582	1,266	316	25%	3,508	3,132	376	12%
ASP per kilogram	$30.74	$32.76	$(2.02)	(6)%	$27.14	$33.74	$(6.60)	(20)%

Depreciation and amortization(a)	$3,908	$5,589	$(1,681)		$7,781	$11,127	$(3,346)
Operating income (loss)	928	(15,174)	16,102		355	(18,480)	18,835
OIBDA	$4,836	$(9,585)	$14,421		$8,136	$(7,353)	$15,489
(a) Related to production and other operating expense.
Second quarter 2014 revenues at our Chemicals and Oxides segment were $48.6 million, or 17% higher than revenues generated in the second quarter of 2013. For the six months ended June 30, 2014, revenues in this segment were $95.2 million, or 10% lower than the corresponding prior-year period. The variance from the prior-year second quarter was primarily attributed to a 25% increase in sales volume. On a year-to-date basis as of June 30, 2014, the ASP decline of approximately 20% from the comparable period in 2013, was partially offset by a sales volume increase of 12%.
During the three and six months ended June 30, 2014, our Chemicals and Oxides segment continued to increase shipments of magnetic products to third parties, as compared to the corresponding prior-year periods. Better sales of magnetic and rare earth engineered materials allows our Chemicals and Oxides segment to mitigate the unfavorable impact to the ASP caused by softer market demand for phosphors and multi-layer ceramic capacitors, which are some of the end user markets to which this segment typically sells heavy rare earth products. As described above, prices for lanthanum and cerium continued to decline year-over-year. Lower sales of heavy rare earth products over a year ago also contributed to the ASP decline in this segment despite increased sales volumes.
Operating results for the three and six months ended June 30, 2014 in this segment were unfavorably affected by the write-down of finished goods and work-in-process inventory to net realizable value of $1.7 million and $2.4 million, respectively, as compared to $9.0 million and $11.7 million for the corresponding prior-year periods, respectively.
The OIBDA improvements in this segment of $14.4 million and $15.5 million for the three and six months ended June 30, 2014, respectively, relate primarily to higher revenues in the second quarter of 2014, and lower write-downs of inventory and reduced selling, general and administrative expenses for the quarter and year-to-date periods ended June 30, 2014. The write-off our export quotas at the Chemicals and Oxides segment in the fourth quarter of 2013 led to the decline in depreciation and amortization.

Magnetic Materials and Alloys
	Three months ended June 30,				Six months ended June 30,
	2014	2013	Variance		2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$54,360	$66,114	$(11,754)	(18)%	$110,298	$120,792	$(10,494)	(9)%
Sales volume (mt)	1,383	1,485	(102)	(7)%	2,757	2,748	9	—%
ASP per kilogram	$39.31	$44.52	$(5.21)	(12)%	$40.01	$43.96	$(3.95)	(9)%

Depreciation and amortization(a)	$4,261	$7,422	$(3,161)		$8,498	$12,901	$(4,403)
Operating income	7,551	10,638	(3,087)		16,991	17,401	(410)
OIBDA	$11,812	$18,060	$(6,248)		$25,489	$30,302	$(4,813)
(a) Related to production and other operating expense.
For the three months ended June 30, 2014, revenues of $54.4 million at our Magnetic Materials and Alloys segment were 18% lower than revenues generated in the second quarter of 2013, mainly driven by an ASP decline of approximately 12%. For the six months ended June 30, 2014, revenues in this segment were $110.3 million, or 9% lower than the first half of 2013 because of a reduction in realized prices of approximately 9%.
A portion of the revenues decline in the second quarter of 2014 related to lower revenues from our MMA, Tolleson facility, which represented approximately 3% of this segment's revenues in the quarter. Sales of Neo Powders™ from our Magnequench division declined approximately 8% during the three months ended June 30, 2014 from the same quarter a year ago. This decline was primarily caused by weaker sales in our traditional hard drive and related markets, as many companies in the supply chains reduced inventory levels during the quarter. Shipments for automotive markets, however, were higher compared to last year, and this in part helped to offset the impact of inventory reductions in the above-mentioned markets.
The ASP decline in this segment, both on a quarter-over-quarter and year to-date basis as of June 30, 2014, was attributed to lower revenues from our MMA, Tolleson facility, changes in Neo Powders™ product mix and lower rare earths prices. For example, prices for Nd oxide, a key element for the manufacturing of Neo Powders™, were about 6% lower in the first quarter of 2014, as compared to the first quarter of 2013 (prices for rare earth feedstock materials used to produce magnetic powders are set at a one-quarter lag).
    The combination of factors described above and the lower depreciation offset from the expiration of one of our key patents related to the production of Neo Powders™, caused the OIBDA in our Magnetic Materials and Alloys segment to decline $6.2 million and $4.8 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior-year periods. Despite the expiration of a key Neo Powders™ patent, our ability to consistently deliver high quality products at scale, globally allows us to remain confident that demand for our Neo Powders™ will continue in the foreseeable future.

Rare Metals
	Three months ended June 30,				Six months ended June 30,
	2014	2013	Variance		2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$15,944	$24,287	$(8,343)	(34)%	$36,368	$50,750	$(14,382)	(28)%
Sales volume (mt)	79	92	(13)	(14)%	180	173	7	4%
ASP per kilogram	$201.81	$264.00	$(62.19)	(24)%	$201.70	$293.35	$(91.65)	(31)%

Depreciation and amortization(a)	$2,101	$2,005	$96		$4,194	$4,258	$(64)
Operating (loss) income	(1,361)	(2,700)	1,339		(3,523)	601	(4,124)
OIBDA	$740	$(695)	$1,435		$671	$4,859	$(4,188)
(a) Related to production and other operating expense.
Revenues from our Rare Metals segment during second quarter of 2014 were $15.9 million, or 34% lower as compared to the second quarter of 2013. This decline was associated with an unfavorable ASP variance of approximately 24%, and a 14% lower sales volume. For the six months ended June 30, 2014, our Rare Metals segment generated $36.4 million on a sales volume increase of 4%, offset by an ASP decline of approximately 31%, which caused revenues in this segment to be 28% lower than a year ago.
Sales of tantalum were about 50% lower in the second quarter of 2014, as compared to the same period last year, whereas niobium sales were up approximately 30% quarter-over-quarter. The volume increase from the first half of 2013 to the first half of 2014 was attributed mainly to better sales of niobium. For the three months ended June 30, 2014, tantalum prices have decreased approximately 16% relative to the second quarter of last year, whereas niobium prices declined about 6% over the same comparative periods. Because tantalum prices have typically been three to four times higher than niobium prices, the change from a year ago in the product mix sold at our Rare Metals segment led to the unfavorable ASP and revenues variances described above.
For the six months ended June 30, 2014 and June 30, 2013, due to the declining pricing environment, the Rare Metals segment wrote down inventory to net realizable value in the amount of $1.8 million and $2.1 million, respectively.
The unfavorable OIBDA change in this segment, both on a quarter-to-date and year-to-date basis, was driven by the change in our product mix and declining rare metals prices.
Liquidity and Capital Requirements
We expect to use our cash balances of $156.4 million as of June 30, 2014, as well as cash generated from operations in certain business units and available and planned financing to fund our capital expenditures, debt service and other cash requirements. Capital expenditures for our Mountain Pass facility are expected to total approximately $30.0 million for the remainder of 2014, including remaining payments for certain capital expenditures incurred as of June 30, 2014, and $30.0 million in 2015. Additionally, we expect to spend approximately $10.0 million for the remainder of 2014 and $30 million in 2015 on maintenance and expansion capital expenditures across all other business units.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree") pursuant to which Oaktree agreed to provide to us and certain of our subsidiaries up to $400 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility, which is expected to provide additional funding for corporate, operating and capital expenditures. This proposed financing is subject to various conditions precedent. For more information, see Note 17 to the condensed consolidated financial statements included within Item 1 of this Report.
The amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to ramp-up run rates at our Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Mountain Pass facility, (iii) stable or improved market conditions, (iv) our ability to sell our production of rare earths to external customers and our downstream facilities (including our ability to sell our cerium through market acceptance of SorbX® or otherwise), (v) our ability to repatriate cash generated from our global operations, and (vi) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing.
As part of our cash management procedures, we continue to evaluate opportunities to reduce costs. Also, we have utilized and will continue to utilize lease financing for certain heavy mobile equipment and vehicles.
Cash Used in Operating Activities
Net cash used in operating activities was $118.2 million during the six months ended June 30, 2014, as compared to $74.0 million in the corresponding prior-year period. This change was primarily driven by lower realized prices across all of our operating segments, combined with higher costs of sales and operating expenses primarily incurred during the production ramp-up at and optimization of our Mountain Pass facility. In addition, in February 2014, we made the second semiannual interest payment on the 5.50% convertible notes we issued in the first quarter of 2013. The first interest payment on these notes was made in August 2013.
Cash Used in Investing Activities
For the six months ended June 30, 2014, net cash used in investing activities was $32.1 million, as compared to $268.4 million in the first half of 2013. This decrease was primarily attributable to a slow-down in capital expenditures at the Mountain Pass facility where all key production components were mechanically complete by the end of 2013.

Cash from Financing Activities
Net cash used in financing activities during the six months ended June 30, 2014 was $6.9 million, which related primarily to the final dividends we paid on the Convertible Preferred Stock and repayments of certain term loans. During the first half of 2013, net cash provided by financing activities totaled $378.5 million, which consisted primarily of $413.8 million, net of underwriting discount commissions and transaction costs, raised through the issuance of our 5.50% convertible notes and the issuance of 43,125,000 shares of our common stock, offset by the repayment of certain bank loans for $27.2 million, the payment of preferred stock dividends for $5.7 million, and other dividends we paid to one of our noncontrolling interests for $1.9 million.

Cash and Cash Equivalents by Country	(In thousands)
China (including Hong Kong)	$46,613
Barbados	8,282
Canada	15,920
Estonia	5,678
Japan	11,470
Germany	4,418
United Kingdom	2,835
Thailand	2,332
Other	2,206
Total cash and cash equivalents in foreign countries	99,754

United States	56,618
Total cash and cash equivalents	$156,372
Approximately 31% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The calculation of such additional taxes is not practicable.
In addition to cash and cash equivalents, the primary sources of liquidity of our domestic and foreign subsidiaries are cash provided by operations and, in the case of our activities in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At June 30, 2014, Magnequench International Inc. (Magnetic Materials and Alloys segment) had a net receivable balance of $43.8 million from Molycorp Minerals, LLC (Resources segment) and $13.5 million from Molycorp, Inc. (Corporate); Molycorp Minerals, LLC had a net receivable balance from Molycorp Silmet (Chemicals and Oxides segment) of $18.5 million (all amounts including accrued interest). Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, investments, capital expenditures and third-party debt service requirements.

Contractual Obligations
At June 30, 2014, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$6,491	$2,400	$2,621	$602	$868
Purchase obligations and other commitments (2)	142,252	142,252	—	—	—
Employee obligations (3)	2,071	2,071	—	—	—
Asset retirement obligations (4)	33,340	257	3,672	4,184	25,227
Long-term debt	1,482,014	10,648	648,866	822,500	—
Fixed interest on long-term debt	535,326	107,038	293,540	134,748	—
Capital lease obligations	48,667	7,667	20,670	10,165	10,165
Total	$2,250,161	$272,333	$969,369	$972,199	$36,260

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from our operations. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us. The discount rates we used to recognize these obligations in the balance sheets range from 5.12% to 10%, depending on the timing of when these obligations arose or were updated.

Off-Balance Sheet Arrangements
As of June 30, 2014, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The new guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity will be required to disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For calendar-year public entities, the new guidance is effective starting in 2017, and interim periods within that year. Early adoption is not permitted. An entity should apply the amendments in this update using one of the following two methods:

1.	Retrospectively to each prior reporting period presented.

2.
Retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. If an entity elects this transition method it also should provide the additional disclosures in reporting periods that include the date of initial application of:

i.	The amount by which each financial statement line item is affected in the current reporting period by the application of this update as compared to the guidance that was in effect before the change.

ii.	An explanation of the reasons for significant changes.

We are in the process of evaluating which of the two methods we will apply to adopt the amendments, and whether this new guidance will have a material impact on our financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments included in this update change the requirements for reporting discontinued operations and require new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The amendments also allow an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. Under the revised standard, a discontinued operation is defined as (i) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity (the entity to be sold) that is classified as held for sale on the date of the acquisition. A strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. For calendar-year public entities, the amendments are effective starting in 2015, including interim periods within that year, and are to be applied on a prospective basis. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this updated guidance is not expected to have a material impact on our financial statements and related disclosures.

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

Our sales and profitability are determined principally by the price of the rare earth products, rare metals and magnet alloys that we produce and, to a lesser extent, by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including automotive, electronics and clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no significant hedging contracts for revenues and costs in place and intend to consider hedging strategies in the future.

Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts on these commodities and we do not currently anticipate entering into derivative agreements on commodities.

Interest Rate Risk

Our exposure to the interest rate risk on our total variable interest debt, which totaled $13.3 million at June 30, 2014, would not be significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report. Based on its evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses stemmed from the fact that the Company did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with its financial reporting requirements. The material weaknesses are fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014. Although the material weaknesses are still under remediation as of June 30, 2014, our management has concluded that our consolidated financial statements for the periods covered by and included in this Report are fairly stated, in all material respects, in accordance with GAAP for each of the periods presented herein.
Changes in internal control over financial reporting
As of June 30, 2014, we are in the process of completing our remediation efforts related to the material weaknesses. We have not completed testing of the enhanced internal control over financial reporting described below.
During fiscal 2013, and through the second quarter of 2014, we have implemented the following measures to remediate the material weaknesses in internal controls over financial reporting:
•Supplemented our accounting department with personnel having an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, and continue to train staff on control procedures that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;
•We implemented enhanced system-based controls, as well as other compensating controls, over restricted access, automated controls and change management activities within the recently implemented ERP system.
There were no additional changes in our internal control over financial reporting in the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
From time to time, we may become subject to various legal and regulatory proceedings relating to our business.
In February 2012, a purported class action lawsuit was filed in the Colorado Federal District Court against us and certain of our current and former executive officers alleging violations of the federal securities laws. The Consolidated Class Action Complaint filed on July 31, 2012 also names most of our Board members and some of our stockholders as defendants, along with other persons and entities. That Complaint alleges 18 claims for relief arising out of alleged: (1) securities fraud in violation of the Securities Exchange Act of 1934, or the Exchange Act, during the proposed class period from February 11, 2011 through November 10, 2011; and (2) materially untrue or misleading statements in registration statements and prospectuses for our public offering of preferred stock in February 2011 and of common stock in June 2011, in violation of the Securities Act of 1933. Our motion to dismiss that Complaint was filed in October 2012 and is pending. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014. The plaintiffs’ answer brief is due to be filed on August 29, 2014, with defendants’ reply briefs due on September 26, 2014.
Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The Motion to Vacate the consolidation order remains pending.
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also names us and certain of our current and former executive officers. The Consolidated Amended Class Action Complaint alleges claims for relief arising out of alleged securities fraud in violation of the Exchange Act, during a purported class period from February 21, 2012 through October 15, 2013. Our Motion to Dismiss the consolidated lawsuit is due to be filed on August 13, 2014. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
The class action and derivative lawsuits described above have not progressed to a point where a reasonably possible range of losses associated with their ultimate outcome can be estimated at this time. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, operating results and cash flows could be materially affected.

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

MOLYCORP, INC.

August 6, 2014	By:	/s/ Geoffrey R. Bedford
Geoffrey R. Bedford President and Chief Executive Officer (Principal Executive Officer)

August 6, 2014	By:	/s/ Michael F. Doolan
Michael F. Doolan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended.
3.2
Bylaws of Molycorp, Inc. (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010).

10.1	Employment Agreement, dated June 27, 2014, by and between Molycorp, Inc. and Michael F. Doolan.
10.2	Employment Agreement, dated June 27, 2014, by and between Molycorp, Inc. and Kevin W. Johnson.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

(This page has been left blank intentionally)