Form 10-Q
period 2014-09-30
Molycorp, Inc.
filed 2014-11-05
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2014, the registrant had 244,774,819 shares of common stock, par value $0.001 per share, outstanding.

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

EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Europium
Europium (Eu) is a REE with luminescent properties. Excitation of the europium atom, by absorption of energy, results in a visible emission. Almost all practical uses of europium utilize this luminescent behavior.

Exchange Act	U.S. Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
FCC	Fluid Catalytic Cracking.
GAAP	Accounting principles generally accepted in the United States.
Gadolinium
Gadolinium (Gd) is a REE that absorbs neutrons and therefore is used for shielding and controlling neutron radiography and in nuclear reactors. Because of its paramagnetic properties, solutions of organic gadolinium complexes and gadolinium compounds are popular intravenous contrast enhancing agents for medical Magnetic Resonance Imaging (MRI). Gadolinium is sometimes added to samarium cobalt magnets to make their magnetic properties less temperature dependent.

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

LED	Light-emitting diode.
LREC	Light rare earth concentrate (purified and unseparated).
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Mill	A processing plant that produces a concentrate of the valuable minerals contained in an ore.
Mineralization	The process or processes by which a mineral or minerals are introduced into a rock, resulting in a valuable or potentially valuable deposit.
Molycorp Canada	Molycorp Minerals Canada ULC (formerly Neo Material Technologies Inc.).
Mountain Pass	The Molycorp Minerals, LLC rare earth minerals mining and processing facility located in Mountain Pass, California.
Molycorp Silmet	Molycorp Silmet AS - Sillamäe, Estonia.
MMA	Molycorp Metals and Alloys, Inc. - Tolleson, Arizona.
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
Niobium
Niobium is a rare, soft, grey, ductile transition metal found in the mineral pyrochlore, the main commercial source for niobium, and columbite. Niobium is used mostly in alloys, the largest part in special steel such as that used in gas pipelines. Although alloys contain only a maximum of 0.1% of niobium, that small percentage improves the strength of the steel. The temperature stability of niobium-containing superalloys is important for its use in jet and rocket engines. Niobium is also used in various superconducting materials, among other applications.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLYCORP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$313,477	$314,317
Trade accounts receivable, net	53,229	61,757
Inventory (Note 4)	166,936	171,783
Prepaid expenses and other current assets	27,175	29,210
Total current assets	560,817	577,067
Non-current assets:
Deposits	29,999	25,997
Property, plant and equipment, net (Note 5)	1,736,872	1,762,874
Inventory (Note 4)	25,530	25,329
Intangible assets, net	312,878	330,867
Investments	32,210	48,875
Goodwill	228,750	228,750
Other non-current assets	34,203	7,043
Total non-current assets	2,400,442	2,429,735
Total assets	$2,961,259	$3,006,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$58,272	$84,449
Accrued expenses	66,727	48,501
Debt and capital lease obligations (Note 6)	12,769	16,362
Other current liabilities	6,922	4,063
Total current liabilities	144,690	153,375
Non-current liabilities:
Asset retirement obligation	16,681	16,966
Deferred tax liabilities	75,162	85,481
Debt and capital lease obligations (Note 6)	1,582,802	1,363,916
Other non-current liabilities	14,286	10,002
Total non-current liabilities	1,688,931	1,476,365
Total liabilities	$1,833,621	$1,629,740
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized at September 30, 2014 and 350,000,000 at December 31, 2013 (Note 8)	245	241
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013	—	2
Additional paid-in capital	2,232,390	2,194,405
Accumulated other comprehensive loss	(15,704)	(6,451)
Accumulated deficit	(1,115,614)	(840,474)
Total Molycorp stockholders’ equity	1,101,317	1,347,723
Noncontrolling interests	26,321	29,339
Total stockholders’ equity	1,127,638	1,377,062
Total liabilities and stockholders’ equity	$2,961,259	$3,006,802

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$123,937	$149,066	$359,369	$430,580
Costs of sales:
Costs excluding depreciation and amortization	(119,633)	(150,444)	(358,506)	(421,699)
Depreciation and amortization	(19,382)	(16,400)	(55,608)	(49,283)
Gross loss	(15,078)	(17,778)	(54,745)	(40,402)
Operating expenses:
Selling, general and administrative	(21,907)	(24,468)	(60,286)	(76,702)
Depreciation, amortization and accretion	(8,093)	(10,072)	(22,552)	(26,273)
Research and development	(4,353)	(5,565)	(11,603)	(18,476)
Impairment of long-lived assets	—	(1,118)	—	(1,495)
Operating loss	(49,431)	(59,001)	(149,186)	(163,348)
Other (expenses) income:
Other (expense) income	(2,611)	(891)	(1,839)	2,474
Impairment of investment (Note 17)	(12,000)	—	(12,000)	—
Interest expense, net of capitalized interest	(35,442)	(16,289)	(112,367)	(42,807)
Loss before income taxes and equity earnings	(99,484)	(76,181)	(275,392)	(203,681)
Income tax (expense) benefit	(3,572)	12,902	5,762	38,922
Equity in loss of affiliates	(2,092)	(2,334)	(5,368)	(8,690)
Loss from continuing operations	(105,148)	(65,613)	(274,998)	(173,449)
Loss from discontinued operations, net of tax	—	(4,186)	—	(5,190)
Net loss	(105,148)	(69,799)	(274,998)	(178,639)
Net income attributable to noncontrolling interests	(31)	(130)	(142)	(1,433)
Net loss attributable to Molycorp stockholders	$(105,179)	$(69,929)	$(275,140)	$(180,072)

Net loss	$(105,148)	$(69,799)	$(274,998)	$(178,639)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,292)	4,217	(9,253)	1,585
Comprehensive loss	$(113,440)	$(65,582)	$(284,251)	$(177,054)
Comprehensive loss attributable to:
Molycorp stockholders	(113,409)	(65,452)	(284,109)	(175,621)
Noncontrolling interest	(31)	(130)	(142)	(1,433)
	$(113,440)	$(65,582)	$(284,251)	$(177,054)
Loss per share of common stock (Note 9):
Net loss attributable to Molycorp stockholders	$(105,179)	$(69,929)	$(275,140)	$(180,072)
Dividends on Convertible Preferred Stock	—	(2,846)	(2,846)	(8,539)
Loss attributable to common stockholders	$(105,179)	$(72,775)	$(277,986)	$(188,611)

Weighted average common shares outstanding—basic	224,270,303	168,114,266	223,300,073	163,222,000
Basic loss per share:	$(0.47)	$(0.43)	$(1.24)	$(1.16)

Weighted average common shares outstanding—diluted	224,270,303	168,114,266	223,300,073	163,222,000
Diluted loss per share:	$(0.47)	$(0.43)	$(1.24)	$(1.16)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2013	240,380,094	$241	2,070,000	$2	$2,194,405	$(6,451)	$(840,474)	$1,347,723	$29,339	$1,377,062
Stock-based compensation	229,664	—	—	—	3,171	—	—	3,171	—	3,171
Conversion of Series A Mandatory Convertible Preferred Stock (Note 8)	4,140,000	4	(2,070,000)	(2)	(2)	—	—	—	—	—
Conversion of Exchangeable Shares	21,313	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	3,225	—	—	—	12	—	—	12	—	12
Share-lending arrangements (Note 8)	—	—	—	—	15,062	—	—	15,062	—	15,062
Warrants (Note 8)	—	—	—	—	23,164	—	—	23,164	—	23,164
Net (loss) income	—	—	—	—	—	—	(275,140)	(275,140)	142	(274,998)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(3,170)	(3,170)
Other comprehensive loss	—	—	—	—	—	(9,253)	—	(9,253)	—	(9,253)
Other	—	—	—	—	(576)	—	—	(576)	10	(566)
Balance at September 30, 2014	244,774,296	$245	—	$—	$2,232,390	$(15,704)	$(1,115,614)	$1,101,317	$26,321	$1,127,638

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2012	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258
Stock-based compensation	43,847	—	—	—	2,399	—	—	2,399	—	2,399
Component of 5.50% convertible debt	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares	12,971	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	2,393	—	—	—	49	—	—	49	—	49
Issuance of Primary Shares	43,125,000	43	—	—	248,097	—	—	248,140	—	248,140
Issuance of Borrowed Shares	6,666,666	7	—	—	—	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(180,072)	(180,072)	1,433	(178,639)
Preferred dividends	—	—	—	—	(8,539)	—	—	(8,539)	—	(8,539)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4,472)	(4,472)
Other comprehensive loss	—	—	—	—	—	1,585	—	1,585	—	1,585
Balance at September 30, 2013	188,624,415	$189	2,070,000	$2	$1,946,742	$(7,848)	$(646,163)	$1,292,922	$32,173	$1,325,095

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(274,998)	$(178,639)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	78,161	75,870
Deferred income tax benefit	(18,809)	(36,399)
Inventory write-downs	51,638	74,475
Release of inventory step-up value	742	5,650
Impairment of investment	12,000	—
Impairment of long-lived assets	—	4,949
Stock-based compensation	3,784	2,399
Equity in results of affiliates	5,368	8,690
Other operating adjustments	8,766	(1,796)
Net change in operating assets and liabilities (Note 14)	(13,058)	(45,212)
Net cash used in operating activities	(146,406)	(90,013)
Cash flows from investing activities:
Investment in joint ventures	(703)	(3,423)
Capital expenditures	(62,837)	(334,597)
Recovery from insurance claims	12,900	—
Other investing activities	460	(364)
Net cash used in investing activities	(50,180)	(338,384)
Cash flows from financing activities:
Repayments of debt	(5,879)	(25,990)
Net proceeds from sale of common stock	—	248,150
Issuance of 5.50% Convertible Notes	—	165,600
Debt issuance costs	(14,768)	—
Proceeds from the Financings (Note 6)	250,000	—
Partial repayment of convertible notes (Note 6)	(27,495)	—
Payments of preferred dividends	(2,846)	(8,539)
Dividend paid to noncontrolling interests	(3,170)	(4,472)
Other financing activities	1,626	(797)
Net cash (used in) provided by financing activities	197,468	373,952
Effect of exchange rate changes on cash	(1,722)	569
Net change in cash and cash equivalents	(840)	(53,876)
Cash and cash equivalents at beginning of the period	314,317	227,790
Cash and cash equivalents at end of period	$313,477	$173,914

Non-cash financing activities and investing activities:
Change in accrued capital expenditures	$(15,649)	$(116,161)
Fixed assets additions under capital lease	1,470	5,992

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and Regulation S-X promulgated under the Exchange Act, and reflect all adjustments that are normal and recurring in nature, which, in the opinion of management, are necessary for the fair presentation of our financial position, results of operations and cash flows at September 30, 2014, and for all periods presented. While the December 31, 2013 balance sheet information was derived from our audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements and, as a result, all disclosures required by GAAP and Regulation S-X for annual financial statements have not been included in this report. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated on consolidation. Investments in joint ventures where we do not exert control, but have the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for under the equity method of investment. All other investments are accounted for at cost.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibilities in evaluating an entity’s going concern uncertainties, and about the timing and content of related footnote disclosures. Under this amended guidance, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

doubt about the entity’s ability to continue as a going concern. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans);
b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and
c. Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern;
b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and
c. Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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
September 30, 2014

(2)	Liquidity and Capital Requirements
We expect to use our cash balances of $313.5 million as of September 30, 2014, as well as cash generated from operations in certain business units to fund our capital expenditures, debt service and other cash requirements as we continue the ramp-up and optimization of production at our Mountain Pass facility. Capital expenditures for our Mountain Pass facility are expected to total approximately $25.0 million for the remainder of 2014, including remaining payments for certain capital expenditures incurred as of September 30, 2014, and $30.0 million in 2015. Additionally, we expect to spend approximately $5.0 million for the remainder of 2014 and $30.0 million in 2015 on maintenance and expansion capital expenditures across all other business units.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree") pursuant to which Oaktree agreed to provide to us and certain of our subsidiaries up to approximately $400.0 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility (the "Financings") for corporate, operating and capital expenditures purposes. On September 11, 2014, we executed agreements governing the Financings and received initial gross proceeds totaling $250.0 million from Oaktree, with the remaining $149.8 million available to be drawn until April 30, 2016, $134.8 million of which is available only if we achieve certain financial and operational performance targets. For more information, see Note 6 below.
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
As part of our cash management procedures, we continue to evaluate opportunities to reduce our operating, administrative and interest costs. Additionally, we may from time to time seek to repurchase our outstanding debt securities with cash and/or exchanges for common stock or securities convertible into common stock.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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

Three months ended September 30, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$4,509	$36,814	$61,345	$21,269		$—	$123,937
Inter-segment	9,424	6,658	1,342	—		(17,424)	—
Total revenues	$13,933	$43,472	$62,687	$21,269		$(17,424)	$123,937
OIBDA	$(31,087)	$4,251	$13,715	$595
Depreciation, amortization and accretion	(17,332)	(3,823)	(4,232)	(2,034)
Operating (loss) income	$(48,419)	$428	$9,483	$(1,439)	$(9,065)	$(419)	$(49,431)
Other expense							(2,611)
Impairment of investment							(12,000)
Interest expense, net of capitalized interest							(35,442)
Loss before income taxes and equity earnings							$(99,484)

Three months ended September 30, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$4,655	$50,791	$72,626	$20,994		—	$149,066
Inter-segment	8,858	7,174	—	—		(16,032)	—
Total revenues	$13,513	$57,965	$72,626	$20,994		$(16,032)	$149,066
OIBDA	$(44,673)	$4,561	$18,520	$(911)
Depreciation, amortization and accretion	(10,853)	(5,960)	(7,458)	(2,144)
Operating (loss) income	$(55,526)	$(1,399)	$11,062	$(3,055)	$(10,806)	$723	$(59,001)
Other expense							(891)
Interest expense, net of capitalized interest							(16,289)
Loss before income taxes and equity earnings							$(76,181)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Nine months ended September 30, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$9,951	$122,521	$169,260	$57,637		$—	$359,369
Inter-segment	29,582	16,138	3,725	—		(49,445)	—
Total revenues	$39,533	$138,659	$172,985	$57,637		$(49,445)	$359,369
OIBDA	$(97,831)	$12,388	$39,203	$1,265
Depreciation, amortization and accretion	(47,432)	(11,605)	(12,730)	(6,228)
Operating (loss) income	$(145,263)	$783	$26,473	$(4,963)	$(25,259)	$(957)	$(149,186)
Other expense							(1,839)
Impairment of investment							(12,000)
Interest expense, net of capitalized interest							(112,367)
Loss before income taxes and equity earnings							$(275,392)

Nine months ended September 30, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$30,235	$135,180	$193,417	$71,748		$—	$430,580
Inter-segment	18,168	28,476	—	—		(46,644)	—
Total revenues	$48,403	$163,656	$193,417	$71,748		$(46,644)	$430,580
OIBDA	$(104,519)	$(2,792)	$48,823	$3,947
Depreciation, amortization and accretion	(31,536)	(17,087)	(20,360)	(6,402)
Operating (loss) income	$(136,055)	$(19,879)	$28,463	$(2,455)	$(32,321)	$(1,101)	$(163,348)
Other income							2,474
Interest expense, net of capitalized interest							(42,807)
Loss before income taxes and equity earnings							$(203,681)

a.	Includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense.

b.	Consist of inter-segment sales and gross profits eliminations as well as eliminations of lower of cost or market adjustments related to inter-segment inventory.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

(4)	Inventory
At September 30, 2014 and December 31, 2013, our inventory consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Current:
Concentrate stockpiles	$—	$24
Raw materials	52,215	42,627
Work in process	25,254	41,962
Finished goods	62,397	65,662
Materials and supplies	27,070	21,508
Total current	$166,936	$171,783
Long-term:
Concentrate stockpiles	$—	$4
Raw materials	25,530	25,325
Total long-term	$25,530	$25,329

The following table presents charges to costs of sales related to our assessment of normal production levels and write-downs of inventory:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Abnormal production costs expensed in the period (a)	$28,889	$18,249	$71,436	$65,743
Write-down to the lower of cost or market (b)	14,776	19,633	50,296	60,733
Write-downs of stockpile inventory (c)	—	6,884	1,342	13,741
Total	$43,665	$44,766	$123,074	$140,217

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
We capitalized expenditures of $17.8 million and $47.3 million for the three and nine months ended September 30, 2014, respectively, and $83.0 million and $281.3 million for the three and nine months ended September 30, 2013, respectively. The majority of these capital expenditures related to the expansion and modernization efforts, and certain other capital projects, at our Mountain Pass facility (Resources segment). Starting in 2014, we no longer capitalized interest because the construction of our Mountain Pass facility was substantially complete at the beginning of the year. For the three and nine months ended September 30, 2013, we capitalized interest of $20.3 million and $61.2 million, respectively. In prior periods, capitalized interest was added to "Construction in progress" until the asset was complete and ready for its intended use. Subsequently, capitalized interest was allocated to the pertinent asset class, such as "Land improvements", "Building and improvements" or "Plant and equipment", and amortized over the estimated useful life of the asset.
At September 30, 2014 and December 31, 2013, our property, plant and equipment consisted of the following:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	September 30, 2014	December 31, 2013
	(In thousands)
Land	$12,045	$12,822
Land improvements	304,659	327,029
Buildings and improvements	609,337	418,510
Plant and equipment	509,562	288,603
Vehicles	2,982	2,986
Computer software	12,573	12,424
Furniture and fixtures	1,196	1,044
Construction in progress (a)	394,572	755,107
Natural gas delivery facility under capital lease	15,658	15,658
Mining equipment under capital lease	10,982	7,370
Mineral properties	23,757	23,999
Property, plant and equipment at cost	1,897,323	1,865,552
Less accumulated depreciation	(160,451)	(102,678)
Property, plant and equipment, net	$1,736,872	$1,762,874

(a)	Primarily related to expenditures at the Mountain Pass facility.

Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work associated with our Mountain Pass facility, all of which are capitalized.

(6)	Debt and Capital Lease Obligations
The following table provides a summary of the current and non-current portions of our debt outstanding and capital lease obligations at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current
	(In thousands)
Bank loans due May 2014 - September 2017	$9,609	$1,486	$14,128	$2,699
3.25% Convertible Notes, net of discount, due June 2016	—	191,743	—	207,028
6.00% Convertible Notes, net of discount, due September 2017	—	355,614	—	346,708
5.00% Debentures, net of discount, due December 2017	—	2,129	—	2,493
5.50% Convertible Notes, net of discount, due February 2018	—	152,084	—	148,198
12.00% Term Loans, due September 2019	—	96,595	—	—
12.00% Equipment Financing, due September 2019	—	124,583	—	—
10% Senior Notes, net of discount, due June 2020	—	638,521	—	637,435
Total debt	9,609	1,562,755	14,128	1,344,561

Capital lease obligations	3,160	20,047	2,234	19,355
Total debt and capital lease obligations	$12,769	$1,582,802	$16,362	$1,363,916
Weighted average interest rate on the bank loans was 3.43% and 3.59% at September 30, 2014 and December 31, 2013, respectively. Scheduled minimum debt repayments, excluding capital lease obligations, were as follows at September 30, 2014:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

September 30, 2014
Debt maturities, excluding capital leases	(In thousands)
Remainder of 2014	2,040
2015	7,997
2016	207,331
2017	412,573
2018	172,500
Thereafter	971,154
Total	1,773,595
As of September 30, 2014, we were in compliance with all applicable covenants related to our indebtedness.
12% Term Loans and 12% Equipment Financing
On September 11, 2014 (the “closing date”), we received initial gross proceeds totaling $250.0 million from the Financings with Oaktree, with the remaining $149.8 million available to be drawn until April 30, 2016, $134.8 million of which is available only if we satisfy certain financial and operational conditions. Net proceeds from the Financings were approximately $207.7 million after the repayment of approximately $23.5 million of principal amount (plus accrued interest) and $4.0 million of principal amount (plus accrued interest) of our 3.25% Convertible Notes and 6.00% Convertible Notes, respectively, owned by Oaktree (“Oaktree Notes Repurchase”), $8.0 million paid to Oaktree as a commitment yield enhancement, and the payment of transaction costs of approximately $6.6 million as of the closing date. We will be responsible for additional incurred but unpaid transaction costs in respect of the Financings after the closing date. As a result of the Oaktree Notes Repurchase, we recognized a loss on extinguishment of $2.3 million under "Other expense" in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2014. This loss was calculated as the difference between the reacquisition price and the net carrying amount of our convertible notes.
The Financings consist of two term loans and one equipment financing, as follows:

a.
A term loan facility of $185.0 million (the “Parent Term Loan”), $50.2 million of which was advanced on the closing date and $134.8 million is available to be drawn in the minimum amount of $50.0 million at any time until April 30, 2016, subject to the satisfaction of certain conditions, including (i) consolidated adjusted EBITDA of no less than $20.0 million for each of two consecutive fiscal quarters, and (ii) evidence that production at our Mountain Pass facility is equal to or greater than 4,000 mt for each of two consecutive fiscal quarters, in each case prior to, but including, the fiscal quarter ending on March 31, 2016. Proceeds from the Parent Term Loan have been and will be used for capital expenditures, interest expense and general corporate purposes, including the Oaktree Notes Repurchase and the payment of transaction expenses.

b.
A term loan facility of $75.0 million (the “Magnequench Term Loan”), $60.0 million of which was advanced on the closing date and $15.0 million of delayed draw term loans to be advanced, subject to the satisfaction of certain conditions, in minimum amounts of $5.0 million after the closing date and until April 30, 2016. Proceeds from the Magnequench Term Loan will be used to satisfy certain intercompany obligations of Magnequench, Inc. and to make certain intercompany loans.

Interest rates on the Parent Term Loan and the Magnequench Term Loan (collectively, the “Term Loans”) are: (i) from the closing date through June 14, 2016, 7.00% per year payable in cash and 5.00% per year payable in kind (“PIK interest”) and (ii) from June 15, 2016, and thereafter, 12.00% per year payable in cash, unless our 3.25% Convertible Notes have been repaid in full with the proceeds of the sale of our common equity or by the exchange of such convertible notes for our common equity, or any combination thereof (the “2016 Notes Equity Refinancing”), in which case, interest will accrue as indicated in (i) above. The daily average unused amount of the delayed draw Term Loans commitment for the Term Loans is subject to an unused commitment enhancement payment of 1.00% per year.
The Term Loans mature on September 11, 2019, with springing maturity dates at (i) April 30, 2016, if we have not repaid, escrowed or extended an amount of cash sufficient to repay when due and payable the 3.25% Convertible Notes down to $40.0 million in the aggregate and (ii) March 31, 2017, if we have not repaid or escrowed an amount of

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

cash sufficient to repay when due and payable (a) our 6.00% Convertible Notes down to $80.0 million in the aggregate and (b) our 5.50% Convertible Notes down to $40.0 million in the aggregate.
We cannot make any voluntary prepayments on the Term Loans prior to the fourth anniversary of the closing date. In addition, any prepayment of the loans and any repayment (or other satisfaction) of the loans after acceleration, but prior to September 11, 2019, will be subject to an early payment premium of (i) 43.8% of the principal amount so prepaid if paid prior to the first anniversary of the closing date, (ii) 33.7% of the principal amount so prepaid if paid on or after the first anniversary of the closing date but prior to the second anniversary of the closing date, (iii) 23.0% of the principal amount so prepaid if paid on or after the second anniversary of the closing date but prior to the third anniversary of the closing date, (iv) 11.5% of the principal amount so prepaid if paid on or after the third anniversary of the closing date but prior to the fourth anniversary of the closing date, and (vi) 3.0% of the principal amount so prepaid if paid on or after the fourth anniversary of the closing date. Any mandatory prepayment of the loans resulting from an asset sale will be subject to an early payment premium of 3.0% of the principal amount so prepaid.
The springing maturity dates, in combination with the early payment premiums applicable to any prepayment of the loans described above, meet the definition of a derivative that is required to be bifurcated from its host debt instrument. Because this derivative is to be classified as a liability, we recognized a discount on the Term Loans as of the closing date of approximately $1.7 million, in the aggregate, which will be amortized to interest expense over the duration of the Term Loans. See Note 15 for more information on this derivative.

c.
A Purchase and Sale Agreement pursuant to which we sold certain equipment including, but not limited to, parts of our natural gas powered co-generation power plant, the Chlor-Alkali facility and the water treatment plant (collectively, the “Equipment”), located at our Mountain Pass facility. In exchange for the sale of the Equipment, we received proceeds of $139.8 million that have been and will be used for the development and improvement of the Equipment and other assets at our Mountain Pass facility, and may be used, to the extent permitted under our 10% Senior Notes indenture and the Parent Term Loan, for interest payments and other general corporate purposes.

Concurrently with entering into the Purchase and Sale Agreement, we and Oaktree entered into an Equipment Lease Agreement, which we refer to as the "Equipment Financing", whereby we leased back all of the Equipment. The Equipment Financing has a five-year term with the following approximate annual rent payments (due quarterly in arrears): $10.1 million in the first year, $10.7 million in the second year, $11.2 million in the third year, $11.8 million in the fourth year and $12.4 million in the fifth year with an additional payment of approximately $179.9 million on the fifth anniversary of the lease commencement date (“Base Rent Payments”); provided, that unless the 2016 Notes Equity Refinancing, as defined above, has occurred by June 15, 2016, the rent will be adjusted to require annual payments of $18.0 million for years two through five and a payment of approximately $147.0 million on the fifth anniversary of the lease commencement date. Base Rent Payments on the Equipment Financing are based on a 7% annual rate applied to the unpaid principal balance plus accrued, but unpaid interest calculated at an annual rate of 5%.
Due to the existence of several forms of our continuing involvement with the Equipment, we are required to account for the Equipment Financing as a direct financing under GAAP, rather than a sale-leaseback. Additionally, since the rent payments do not cover the total interest expense of the Equipment Financing, we recognize such payments as interest only with no principal reduction of the financing obligation. However, the unpaid interest calculated at an annual rate of 5% increases the financing obligation up to the final payment due on the fifth anniversary of the Equipment Financing, whether or not the 2016 Notes Equity Refinancing occurs.
In connection with the Financings, we issued warrants to Oaktree to purchase up to an aggregate of 24,477,359 shares of our common stock. For accounting purposes, a portion of the proceeds from the Financings was allocated to the warrants, which created a discount on the Term Loans and the Equipment Financing of approximately $28.2 million, in the aggregate. This discount will be recognized as interest expense over the term of the Financings. See Note 8 and Note 15 for more information on the warrants.
The following table presents a reconciliation of the principal amount to the net carrying value of the Term Loans and the Equipment Financing at September 30, 2014:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	12.00% Term Loans	12.00% Equipment Financing
	September 30, 2014	September 30, 2014
	(In thousands)
Principal amount (a)	$110,473	$140,069
Unamortized debt discount	(13,878)	(15,486)
Net carrying amount	$96,595	$124,583

(a) Includes PIK interest accretion.
Obligations under the Financings are guaranteed by us and certain of our subsidiaries (the “Pari Passu Guarantors”) that also guarantee the obligations under our 10% Senior Notes. Our obligations and those of the Pari Passu Guarantors under the Financings are secured by a pari passu lien on substantially all of our assets and the assets of the Pari Passu Guarantors (the “Pari Passu Collateral”) on an equal and ratable basis with the obligations under the 10% Senior Notes. The maximum principal amount of debt under the Financings secured by the Pari Passu Collateral shall not exceed $300.0 million in the aggregate at any time or such higher amount permitted by the Pari Passu Indenture. In addition, the obligations under the Financings are guaranteed by certain of our other subsidiaries (the “First Priority Guarantors”). The obligations of the First Priority Guarantors under the Financings are secured by a first priority lien on certain equity interests owned by the First Priority Guarantors, including equity interests of certain foreign subsidiaries. In addition, the Magnequench Credit Agreement is secured by a first priority lien on substantially all of the assets of Magnequench, Inc.
Convertible Notes and Senior Secured Obligations
The following table presents a reconciliation of the principal amount to the net carrying value for each of our Convertible Notes and our Senior Notes at September 30, 2014 and December 31, 2013, and provides the interest cost of each instrument for the three and nine months ended September 30, 2014 and 2013:

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes		10% Senior Notes
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In thousands)
Principal amount	$206,505	$230,000	$410,000	$414,000	$172,500	172,500	$650,000	$650,000
Unamortized debt discount	(14,762)	(22,972)	(54,386)	(67,292)	(20,416)	(24,302)	(11,479)	(12,565)
Net carrying amount	$191,743	$207,028	$355,614	$346,708	$152,084	148,198	$638,521	$637,435

Interest cost (a)
	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	$3,935	$3,988	$10,710	$9,969	$3,711	$3,609	$16,658	$16,622

	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	$12,063	$11,839	$31,135	$29,691	$11,046	$9,482	$49,942	$49,837

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

The 10% Senior Notes are our senior secured obligations and are guaranteed by certain of our domestic subsidiaries ("Guarantors"). The Senior Notes are secured by a first-priority security interest on substantially all of our property and assets and those of the Guarantors, subject to some exceptions for certain "Excluded Assets," such as:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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

At September 30, 2014, total future minimum payments on our capital leases were as follows:

September 30, 2014
Capital Leases	(In thousands)
Remainder of 2014	2,069
2015	8,278
2016	8,278
2017	7,161
2018	5,770
Thereafter	18,195
Total	49,751

(7)	Income Taxes
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
For the three and nine months ended September 30, 2014, our effective tax rates were (3.6)% and 2.1%, respectively, as compared to 16.9% and 19.1% for the three and nine months ended September 30, 2013, respectively. The September 30, 2014 effective tax rates were impacted primarily by the valuation allowance required in the United States. In addition, a $9.6 million discrete income tax benefit has been recognized during the second quarter of 2014 in the United States to offset the increase in deferred tax liabilities from an out-of-period adjustment related to the revised fair value of our share-lending arrangements described in Note 8 below.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

(8)	Stockholders’ Equity
At September 30, 2014 and December 31, 2013, we had 244,864,742 and 240,380,138 shares of common stock issued and outstanding, respectively. At December 31, 2013, we also had 2,070,000 shares of our 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”) issued and outstanding.
Warrants
On September 11, 2014, as part of the Financings, we issued warrants to Oaktree to purchase up to an aggregate of 18,358,019 shares of our common stock (the “Penny Warrants”) with an exercise price of $0.01 per share, and warrants to purchase up to an aggregate of 6,119,340 shares of our common stock with an exercise price of $2.04 per share (the “Strike Warrants”, and collectively with the Penny Warrants the “Warrants”). The Warrants may be exercised at any time until September 11, 2019. The Warrants are subject to a lock up that prevents any registered holder to trade any option to purchase or sell shares of our common stock, or transfer or dispose of any shares of our common stock issued or issuable upon exercise of the Warrants for a period of 90 days after the closing date. Each Warrant may be exercised by Oaktree or any registered holder of the Warrant on either a cash basis (i.e., physical exercise) or on a “cashless basis” by surrendering such Warrant for a net number of shares of our common stock. With respect to the exercise of any Warrant on a “cashless basis”, the number of shares of our common stock to be surrendered is equal to the quotient obtained by dividing (x) the product of the number of shares of our common stock underlying such Warrant or any portion thereof being exercised (at the election of the registered holder), multiplied by the difference between the Fair Market Value and the warrant price by (y) the Fair Market Value. Fair Market Value means the average last sale price of a share of our common stock for the ten trading days ending on the third trading day prior to the date on which notice of exercise of such Warrant is sent to Computershare Inc. and Computershare Trust Company, N.A. The exercise price and the number of shares of our common stock issuable upon exercise of the Warrant Shares are subject to customary anti-dilution adjustments for stock splits, stock dividends and recapitalizations of our common stock. Subject to certain exceptions, including the issuance of shares of our common stock or other equity awards pursuant to our equity compensation plans, if we issue common stock (or common stock equivalents) at a purchase price less than the then-current exercise price of the Strike Warrants, the exercise price of the Strike Warrants will be subject to (i) full-ratchet anti-dilution protection for the first two-year period of the Strike Warrants and (ii) weighted-average anti-dilution protection for the remaining three-year period of the Strike Warrants.
The Penny Warrants meet the criteria for the equity classification and were recorded at a fair value of approximately $24.7 million, net of issuance costs, in "Additional paid-in capital" in the condensed consolidated statements of stockholders' equity. The Strike Warrants, instead, were classified as a derivative liability because the exercise price may be adjusted for the issuance of additional shares of our common stock under certain circumstances. See Note 15 for more information on the Strike Warrants.
The fair value of the Warrants was determined using an option-pricing model with the following inputs:

	Penny Warrants	Strike Warrants
Term (years)	5	5
Stock price	$1.55	$1.55
Strike price	$0.01	$2.04
Risk-free interest rate	1.79%	1.79%
Volatility	82.6%	49.9%
Dividend yield	—%	—%
Since the unit of account for the Penny Warrants is our common stock, the volatility is based on the average of historical and implied volatility. For the Strike Warrants, we applied a "Volatility Haircut" based on certain studies supporting that market participants would generally apply a discount to the full observed historical or implied volatility for an option on the stock.
In addition, in order to account for the restriction on the marketability of the shares of common stock issuable upon exercise of the Warrants for a 90-day period from the closing day, we applied a Discount for Lack Of Marketability (“DLOM”) to the fair value of each Warrant obtained from the option-pricing model. The DLOM was obtained using an option-based approach that estimates a discount as an average strike put option, effectively assuming that if the shares of common stock were

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

available to be traded, the holder could sell the shares evenly over the restriction period. In particular, for the Penny Warrants, we discounted the fair value from the option-pricing model by a DLOM of 9%, which resulted into a fair market value of $1.40 per Penny Warrant, whereas for the Strike Warrants we discounted the fair value by a DLOM of 31% to arrive to a fair market value of $0.57 per Strike Warrant.
Conversion of Preferred Stock
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
During the second quarter of 2014, the SEC issued Molycorp a comment letter with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 regarding, among other things, the fair value measurement of our share-lending arrangements. In response to the SEC’s comment, we reconsidered our approach to determining the fair value of our share-lending arrangements and identified a methodology to estimate the long-term borrowing rate of our common stock, which we adjusted for the credit risk of the counterparty given that no collateral was provided to us that complied with ASC 470-20-25-20A. As a result of applying the methodology, management has determined that the fair value at the date of issuance of the 2012 Borrowed Shares and 2013 Borrowed Shares should have been approximately $18.1 million and $6.6 million, respectively. These amounts should have been recognized in the financial statements as issuance costs associated with the issuance of the related convertible notes with an offset to additional paid-in capital.
Because the adjustment, both individually and in the aggregate, was not material to any of the prior years’ financial statements, and the impact of correcting the errors was not material to the full year 2014 financial statements, we recorded the correction in the condensed consolidated financial statements in the second quarter of 2014. The out-of-period adjustment had the following impact on the condensed consolidated balance sheet and the condensed consolidated statements of operations and comprehensive loss:

Increase to balance sheet captions:	As of June 30, 2014
Other non-current assets	$16,381
Property, plant and equipment, net	3,378
Additional paid-in capital	15,062

Increase to statements of operations and comprehensive loss captions:	Three Months Ended June 30, 2014
Interest expense, net of capitalized interest	$4,933
Income tax benefit	9,630

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table provides certain other information on our share-lending arrangements as of September 30, 2014:

	2012 Borrowed Shares	2013 Borrowed Shares	Total
	(In thousands)
Fair value	$3,001	$1,686	$4,687
Unamortized issuance cost	10,624	4,505	15,129
The methodology to fair value our share-lending arrangements consists of an option pricing model that we used to determine a synthetic cost for borrowing our common stock, which we then adjusted for an estimate of the counterparty credit risk. Inputs used in this approach include a combination of Level 2 and Level 3 inputs of the fair value hierarchy. As of September 30, 2014, all of the Borrowed Shares we originally agreed to loan to MSCS are still outstanding, and the related unamortized issuance cost is included in "Other non-current assets" in the condensed consolidated balance sheet.
The amount of non-cash interest cost recognized relating to the amortization of the issuance cost associated with the combined share-lending arrangements was as follows in 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In thousands)
Interest cost expensed	$1,250	$6,183
Interest cost capitalized	—	3,378
Accumulated other comprehensive income
The following table provides the changes in Accumulated other comprehensive income (loss) (“AOCI”) for the nine-month periods ended September 30, 2014 and 2013:

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2013	$(6,638)	$187	$(6,451)
Change in other comprehensive loss before reclassifications	(9,253)	—	(9,253)
Net income (loss) reclassified from AOCI	—	—	—
Balance at September 30, 2014	$(15,891)	$187	$(15,704)

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2012	$(8,261)	$(1,172)	$(9,433)
Change in other comprehensive loss before reclassifications	1,585	—	1,585
Net income (loss) reclassified from AOCI	—	—	—
Balance at September 30, 2013	$(6,676)	$(1,172)	$(7,848)

There were no items reclassified from AOCI during the interim periods presented above.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

(9)	Loss per Share
For the nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013, the dividends on the Convertible Preferred Stock were subtracted from net loss attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used. Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At September 30, 2014 and 2013, all potential common stock under the treasury stock method were antidilutive in nature; consequently, we did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Convertible preferred stock is antidilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable on conversion, including the deemed dividend in the period from a beneficial conversion feature, exceeds basic earnings per share. Our Convertible Preferred Stock was antidilutive at September 30, 2014 and 2013. Also, under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At September 30, 2014 and 2013, our convertible notes were all antidilutive.
Included in the basic and diluted loss per share for the three and nine months ended September 30, 2013 are losses from discontinued operations of $0.02 and $0.03, respectively, related to an asset disposal that we finalized in the first quarter of 2014.

(10)	Stock-Based Compensation
The following tables summarize the stock-based awards with significant activity for the nine months ended September 30, 2014:

PBRSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	697,797	$7.45
Granted	755,283	$5.10
Forfeited	(9,052)	5.45
Vested	—	—
Unvested at September 30, 2014	1,444,028	$6.19

RSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	1,076,385	$9.81
Granted	750,289	$4.22
Forfeited	(64,123)	$8.84
Vested	(60,196)	$26.85
Unvested at September 30, 2014	1,702,355	$6.78

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

(11)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
We lease certain office space, trailers and equipment pursuant to lease agreements that have been determined to be operating leases. Remaining annual minimum payments under these leases at September 30, 2014 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$5,846	$2,113	$2,396	$498	$839

(b)	Purchase Commitments
We entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with the modernization and expansion efforts at our Mountain Pass facility. Future payments for all purchase commitments at September 30, 2014 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Purchase obligations and other commitments	$75,804	$75,804	$—	$—	$—

(c)	Purported Class Action and Derivative Lawsuits
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
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014. Oral arguments on the Motion to Dismiss are scheduled on January 16, 2015.
Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The Motion to Stay has been fully briefed and is pending. The Motion to Vacate the consolidation order remains pending.
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also names us and certain of our current and former executive officers. The Consolidated Amended Class Action Complaint alleges claims for relief arising out of alleged securities fraud in violation of the Exchange Act, during a purported class period from February 21, 2012 through October 15, 2013. Our Motion to Dismiss the consolidated lawsuit was filed on August 13, 2014. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
The class action and derivative lawsuits described above have not progressed to a point where a reasonably possible range of losses associated with their ultimate outcome can be estimated at this time. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, operating results and cash flows could be materially affected.

(12)	Concentrations
Resources Segment
There were no significant sales by customer or by product at the Resources segment for the three and nine months ended September 30, 2014, and for the three and nine months ended September 30, 2013.
Chemicals and Oxides Segment
Sales of cerium products within the Chemicals and Oxides segment accounted for 12% and 8% of consolidated revenues in the third quarter of 2014 and 2013, respectively, and 11% and 10% for the nine months ended September 30, 2014 and 2013, respectively. There were no significant sales by customer in this segment in all interim periods indicated above.
Magnetic Materials and Alloys Segment
Sales of Neo Powders™ within the Magnetic Materials and Alloys segment, relative to consolidated revenues, were 45% and 45% for the three months ended September 30, 2014 and 2013, respectively, and 45% and 40% for the nine months ended September 30, 2014 and 2013, respectively.
Sales of Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders, totaled $18.6 million and $16.3 million for the three months ended September 30, 2014 and 2013, respectively, and $45.8 million and $39.2 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, we had accounts receivable from Daido Electronics of $6.3 million and $7.5 million, respectively.
Rare Metals Segment
There were no significant sales by product or by customer at the Rare Metals segment for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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

For the three and nine months ended September 30, 2014, we purchased metals and received services from Keli for a total of $15.0 million and $50.6 million, respectively, as compared to $20.4 million and $44.8 million for the three and nine months ended September 30, 2013, respectively.

Except for Daido Electronics, which is disclosed in Note 12, transactions with all other related parties were nominal in all interim periods indicated above.

(14)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Decrease (increase) in operating assets:
Trade accounts receivable	$8,301	$(5,557)
Inventory	(50,057)	26,816
Prepaid expenses and other current assets	(3,368)	(1,085)
Increase (decrease) in operating liabilities:
Trade accounts payable	(10,641)	(16,642)
Income tax payable	2,346	(8,768)
Interest payable	30,467	(26,765)
Asset retirement obligation	(1,415)	(2,385)
Accrued expenses	11,309	(10,826)
	$(13,058)	$(45,212)

(15)	Fair Value of Financial Instruments
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

•	Level 3 - Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.
Our assets and liabilities measured at fair value on a recurring basis were as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$212,728	—	—
Liabilities:
Derivative liabilities:
Springing Maturity on Term Loans	—	—	$1,694
Strike Warrants	—	—	$2,510
Share Purchase Agreement	—	—	$6,057

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$179,052	—	—
Liabilities:
Derivative liability - Share Purchase Agreement	—	—	$6,089
The financial assets classified in Level 1 at September 30, 2014 and December 31, 2013 consist of money market funds valued based on quoted prices for identical assets in active markets.
The Springing Maturity on Term Loans is a derivative liability bifurcated from the Term Loans issued on September 11, 2014 in conjunction with the Financings described in Note 6. The technique used to fair value the Springing Maturity on Term Loans is the income approach based on a discounted cash flow model using significant unobservable inputs, including a probability factor of 5% representing the likelihood that the springing maturity dates would be triggered. There was no change in fair value of the Springing Maturity on Term Loans during the three and nine months ended September 30, 2014.
The Strike Warrants were issued on September 11, 2014 in conjunction with the Financings described in Note 6. The change in fair value of the Strike Warrants resulted in a gain of approximately $1.0 million for the three and nine months ended September 30, 2014, which was recognized in "Interest expense" in the condensed consolidated statements of operations and comprehensive income. The technique used to fair value the Strike Warrants is the income approach based on a discounted cash flow model using significant unobservable inputs. See Note 8 for more information on the inputs and technique used to fair value the Strike Warrants.
The share purchase agreement (“SPA”) relates to a contract between NMT Holding GmbH, our wholly-owned German subsidiary, and the shareholders of Buss & Buss, a majority-owned subsidiary of ours. The SPA includes a call and a put option

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

on shares of the remaining shareholder and his legal successors. If the call option is exercised by us, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to us. We account for the put option at fair value with changes in fair value recognized currently in earnings. The change in fair value of the put option resulted in nominal unrealized gains and losses for the three and nine months ended September 30, 2014, and for the three and nine months ended September 30, 2013, which were recognized in "Interest expense" in the condensed consolidated statements of operations and comprehensive income. The technique used to fair value the SPA is the income approach based on a discounted cash flow model using significant unobservable inputs.
The fair value of our derivative liabilities is recorded in "Other long-term liabilities" in the balance sheets as of September 30, 2014 and December 31, 2013.
The following table presents the fair value of publicly traded financial liabilities we reported at their carrying value at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt
3.25% Convertible Notes due June 2016	$191,743	$128,033	$207,028	$161,771
6.00% Convertible Notes due September 2017	355,614	139,400	346,708	312,570
5.50% Convertible Notes due February 2018	152,084	61,422	148,198	164,015
10% Senior Notes due June 2020	638,521	448,500	637,435	646,750
Total long-term debt	$1,337,962	$777,355	$1,339,369	$1,285,106
On September 11, 2014, as part of the Financings we repurchased approximately $23.5 million aggregate principal amount of our 3.25% Convertible Notes and $4.0 million on our 6.00% Convertible Notes. See Note 6 for more information.
The carrying value of the financial liabilities listed above is comprised of the principal amount reduced by the unamortized underwriting discount and unamortized issuance costs. In addition, for each of our convertible notes the principal amount is further reduced by the unamortized discount representing the value of the respective equity components at issuance. See Note 6 for more information.
The fair value of the financial liabilities listed above, which are all classified in Level 1, is based on the last available market trade of each reporting period. Our Debentures, Term Loans and Equipment Financings are not actively traded, and the difference between their carrying value and fair value is impractical to estimate. The carrying amount of certain other financial instruments, such as trade accounts receivables, trade accounts payable, accrued expenses, bank loans and capital lease obligations approximate fair value and, therefore, have been excluded from the table above.

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	September 30, 2014
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$209,255	$8,399	$95,823	$—	$313,477
Trade accounts receivable, net	—	4,360	48,869	—	53,229
Inventory	—	34,217	132,719	—	166,936
Prepaid expenses and other current assets	—	15,028	12,147	—	27,175
Total current assets	209,255	62,004	289,558	—	560,817
Non-current assets:
Deposits	1,756	28,243	—	—	29,999
Property, plant and equipment, net	—	1,607,027	129,845	—	1,736,872
Inventory	—	25,530	—	—	25,530
Intangible assets, net	—	393	312,485	—	312,878
Investments	—	17,016	15,194	—	32,210
Goodwill	—	—	228,750	—	228,750
Investments in consolidated subsidiaries	340,620	117,098	—	(457,718)	—
Intercompany accounts receivable	1,943,181	—	117,941	(2,061,122)	—
Other non-current assets	17,701	7,929	8,573	—	34,203
Total non-current assets	2,303,258	1,803,236	812,788	(2,518,840)	2,400,442
Total assets	$2,512,513	$1,865,240	$1,102,346	$(2,518,840)	$2,961,259
Current liabilities:
Trade accounts payable	$—	$30,434	$27,838	$—	$58,272
Accrued expenses	25,048	18,159	23,520	—	66,727
Debt and capital lease obligations	—	3,160	9,609	—	12,769
Other current liabilities	—	352	6,570	—	6,922
Total current liabilities	25,048	52,105	67,537	—	144,690
Non-current liabilities:
Asset retirement obligation	—	16,681	—	—	16,681
Deferred tax liabilities	—	—	75,162	—	75,162
Debt and capital lease obligations	1,381,945	144,638	56,219	—	1,582,802
Intercompany accounts payable	—	2,061,122	—	(2,061,122)	—
Other non-current liabilities	4,203	1,414	8,669	—	14,286
Total non-current liabilities	1,386,148	2,223,855	140,050	(2,061,122)	1,688,931
Total liabilities	$1,411,196	$2,275,960	$207,587	$(2,061,122)	$1,833,621
Stockholders’ equity:
Common stock	245	—	—	—	245
Additional paid-in capital	2,232,390	149,857	1,315,426	(1,465,283)	2,232,390
Accumulated other comprehensive loss	(15,704)	—	(15,704)	15,704	(15,704)
Accumulated deficit	(1,115,614)	(560,577)	(431,284)	991,861	(1,115,614)
Total Molycorp stockholders’ equity	1,101,317	(410,720)	868,438	(457,718)	1,101,317
Noncontrolling interests	—	—	26,321	—	26,321
Total stockholders’ equity	1,101,317	(410,720)	894,759	(457,718)	1,127,638
Total liabilities and stockholders’ equity	$2,512,513	$1,865,240	$1,102,346	$(2,518,840)	$2,961,259

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	Three Months Ended September 30, 2014
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$19,163	$115,150	$(10,376)	$123,937
Costs of sales:
Costs excluding depreciation and amortization	—	(45,596)	(84,413)	10,376	(119,633)
Depreciation and amortization	—	(16,460)	(2,922)	—	(19,382)
Gross (loss) profit	—	(42,893)	27,815	—	(15,078)
Operating expenses:
Selling, general and administrative	(4)	(11,233)	(10,670)	—	(21,907)
Depreciation, amortization and accretion	—	(952)	(7,141)	—	(8,093)
Research and development	—	(111)	(4,242)	—	(4,353)
Impairment of long-lived assets	—	—	—	—	—
Operating (loss) income	(4)	(55,189)	5,762	—	(49,431)
Other (expense) income:
Other (expense) income	(21,778)	90	19,077	—	(2,611)
Impairment of investment	—	(12,000)	—	—	(12,000)
Interest expense, net of capitalized interest	(33,201)	(1,894)	(347)	—	(35,442)
Interest income (expense) from intercompany notes	10,047	(537)	(9,510)	—	—
Equity loss from consolidated subsidiaries	(60,243)	(3,065)	—	63,308	—
(Loss) income before income taxes and equity earnings	(105,179)	(72,595)	14,982	63,308	(99,484)
Income tax expense	—	—	(3,572)	—	(3,572)
Equity in loss of affiliates	—	(1,820)	(272)	—	(2,092)
Net (loss) income	(105,179)	(74,415)	11,138	63,308	(105,148)
Net income attributable to noncontrolling interest	—	—	(31)	—	(31)
Net (loss) income attributable to Molycorp stockholders	$(105,179)	$(74,415)	$11,107	$63,308	$(105,179)

Net (loss) income	$(105,179)	$(74,415)	$11,138	$63,308	$(105,148)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(8,292)	—	(8,292)
Comprehensive (loss) income	$(105,179)	$(74,415)	$2,846	$63,308	$(113,440)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(105,179)	(74,415)	2,877	63,308	(113,409)
Noncontrolling interest	—	—	(31)	—	(31)
	$(105,179)	$(74,415)	$2,846	$63,308	$(113,440)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	Nine Months Ended September 30, 2014
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$48,402	$342,201	$(31,234)	$359,369
Costs of sales:
Costs excluding depreciation and amortization	—	(137,465)	(252,275)	31,234	(358,506)
Depreciation and amortization	—	(44,618)	(10,990)	—	(55,608)
Gross (loss) profit	—	(133,681)	78,936	—	(54,745)
Operating expenses:
Selling, general and administrative	(397)	(29,828)	(30,061)	—	(60,286)
Depreciation, amortization and accretion	—	(3,054)	(19,498)	—	(22,552)
Research and development	—	(354)	(11,249)	—	(11,603)
Impairment of long-lived assets	—	—	—	—	—
Operating (loss) income	(397)	(166,917)	18,128	—	(149,186)
Other (expense) income:
Other (expense) income	(24,900)	302	22,759	—	(1,839)
Impairment of investment	—	(12,000)	—	—	(12,000)
Interest expense, net of capitalized interest	(107,415)	(4,289)	(663)	—	(112,367)
Interest income (expense) from intercompany notes	30,836	(1,551)	(29,285)	—	—
Equity loss from consolidated subsidiaries	(182,894)	(4,751)	—	187,645	—
(Loss) income before income taxes and equity earnings	(284,770)	(189,206)	10,939	187,645	(275,392)
Income tax benefit (expense)	9,630	—	(3,868)	—	5,762
Equity in loss of affiliates	—	(5,119)	(249)	—	(5,368)
Net (loss) income	(275,140)	(194,325)	6,822	187,645	(274,998)
Net income attributable to noncontrolling interest	—	—	(142)	—	(142)
Net (loss) income attributable to Molycorp stockholders	$(275,140)	$(194,325)	$6,680	$187,645	$(275,140)

Net (loss) income	$(275,140)	$(194,325)	$6,822	$187,645	$(274,998)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(9,253)	—	(9,253)
Comprehensive loss	$(275,140)	$(194,325)	$(2,431)	$187,645	$(284,251)
Comprehensive loss attributable to:
Molycorp stockholders	(275,140)	(194,325)	(2,289)	187,645	(284,109)
Noncontrolling interest	—	—	(142)	—	(142)
	$(275,140)	$(194,325)	$(2,431)	$187,645	$(284,251)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	Three Months Ended September 30, 2013
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$19,237	$142,421	$(12,592)	$149,066
Costs of sales:
Costs excluding depreciation and amortization	—	(55,517)	(107,519)	12,592	(150,444)
Depreciation and amortization	—	(9,336)	(7,064)	—	(16,400)
Gross (loss) profit	—	(45,616)	27,838	—	(17,778)
Operating expenses:
Selling, general and administrative	(3)	(15,623)	(8,842)	—	(24,468)
Depreciation, amortization and accretion	—	(1,597)	(8,475)	—	(10,072)
Research and development	—	(1,037)	(4,528)	—	(5,565)
Impairment of long-lived assets	—	—	(1,118)	—	(1,118)
Operating (loss) income	(3)	(63,873)	4,875	—	(59,001)
Other (expense) income:
Other income (expense)	1,731	63	(2,685)	—	(891)
Interest expense, net of capitalized interest	(14,093)	(744)	(1,452)	—	(16,289)
Interest income (expense) from intercompany notes	9,211	1,412	(10,623)	—	—
Equity loss from consolidated subsidiaries	(54,858)	(333)	—	55,191	—
Loss before income taxes and equity earnings	(58,012)	(63,475)	(9,885)	55,191	(76,181)
Income tax (expense) benefit	(11,914)	14,879	9,937	—	12,902
Equity in loss of affiliates	—	(1,617)	(717)	—	(2,334)
Loss from continuing operations	(69,926)	(50,213)	(665)	55,191	(65,613)
Loss from discontinuing operations, net of tax	—	—	(4,186)	—	(4,186)
Net loss	(69,926)	(50,213)	(4,851)	55,191	(69,799)
Net income attributable to noncontrolling interest	—	—	(130)	—	(130)
Net loss attributable to Molycorp stockholders	$(69,926)	$(50,213)	$(4,981)	$55,191	$(69,929)

Net loss	$(69,926)	$(50,213)	$(4,851)	$55,191	$(69,799)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	4,217	—	4,217
Comprehensive loss	$(69,926)	$(50,213)	$(634)	$55,191	$(65,582)
Comprehensive loss attributable to:
Molycorp stockholders	(69,926)	(50,213)	(504)	55,191	(65,452)
Noncontrolling interest	—	—	(130)	—	(130)
	$(69,926)	$(50,213)	$(634)	$55,191	$(65,582)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	Nine Months Ended September 30, 2013
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Loss	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$68,014	$397,548	$(34,982)	$430,580
Costs of sales:
Costs excluding depreciation and amortization	—	(147,209)	(309,472)	34,982	(421,699)
Depreciation and amortization	—	(28,523)	(20,760)	—	(49,283)
Gross (loss) profit	—	(107,718)	67,316	—	(40,402)
Operating expenses:
Selling, general and administrative	(3)	(49,126)	(27,573)	—	(76,702)
Depreciation, amortization and accretion	—	(3,258)	(23,015)	—	(26,273)
Research and development	—	(4,428)	(14,048)	—	(18,476)
Impairment of long-lived assets	—	—	(1,495)	—	(1,495)
Operating (loss) income	(3)	(164,530)	1,185	—	(163,348)
Other (expense) income:
Other income	1,731	306	437	—	2,474
Interest (expense) income, net	(39,978)	(5,039)	2,210	—	(42,807)
Interest income (expense) from intercompany notes	27,455	4,293	(31,748)	—	—
Equity loss from consolidated subsidiaries	(163,247)	(6,742)	—	169,989	—
Loss before income taxes and equity earnings	(174,042)	(171,712)	(27,916)	169,989	(203,681)
Income tax (expense) benefit	(6,030)	23,130	21,822	—	38,922
Equity in loss of affiliates	—	(5,239)	(3,451)	—	(8,690)
Loss from continuing operations	(180,072)	(153,821)	(9,545)	169,989	(173,449)
Loss from discontinuing operations, net of tax	—	—	(5,190)	—	(5,190)
Net loss	(180,072)	(153,821)	(14,735)	169,989	(178,639)
Net income attributable to noncontrolling interest	—	—	(1,433)	—	(1,433)
Net loss attributable to Molycorp stockholders	$(180,072)	$(153,821)	$(16,168)	$169,989	$(180,072)

Net loss	$(180,072)	$(153,821)	$(14,735)	$169,989	$(178,639)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	1,585	—	1,585
Comprehensive loss	$(180,072)	$(153,821)	$(13,150)	$169,989	$(177,054)
Comprehensive loss attributable to:
Molycorp stockholders	(180,072)	(153,821)	(11,717)	169,989	(175,621)
Noncontrolling interest	—	—	(1,433)	—	(1,433)
	$(180,072)	$(153,821)	$(13,150)	$169,989	$(177,054)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	Nine Months Ended September 30, 2014
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash used in operating activities	$(25,585)	$(138,045)	$17,224	$—	$(146,406)
Cash flows from investing activities:
Intercompany advances made	(174,993)	(133,291)	(58,309)	366,593	—
Repayments from non-guarantor	34,997	—	—	(34,997)	—
Loans to guarantors	—	—	(6,655)	6,655	—
Investment in joint ventures	—	—	(703)	—	(703)
Capital expenditures	—	(56,837)	(6,000)	—	(62,837)
Recovery from insurance claims	—	12,900	—	—	12,900
Other investing activities	—	—	460	—	460
Net cash used in investing activities	(139,996)	(177,228)	(71,207)	338,251	(50,180)
Cash flows from financing activities:
Repayments of debt	—	—	(5,879)	—	(5,879)
Debt issuance costs	(4,032)	(7,605)	(3,131)	—	(14,768)
Proceeds from the Financings	50,167	139,833	60,000	—	250,000
Partial repayment of convertible notes	(27,495)	—	—	—	(27,495)
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(3,170)	—	(3,170)
Repayments to parent	—	—	(34,997)	34,997	—
Borrowing from non-guarantors	—	6,655	—	(6,655)	—
Intercompany advances owed	190,160	176,433	—	(366,593)	—
Other financing activities	(263)	1,889	—	—	1,626
Net cash (used in) provided by financing activities	205,691	317,205	12,823	(338,251)	197,468
Effect of exchange rate changes on cash	—	—	(1,722)	—	(1,722)
Net change in cash and cash equivalents	40,110	1,932	(42,882)	—	(840)
Cash and cash equivalents at beginning of the period	169,145	6,467	138,705	—	314,317
Cash and cash equivalents at end of period	$209,255	$8,399	$95,823	$—	$313,477

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	Nine Months Ended September 30, 2013
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash provided by (used in) operating activities	$(2,990)	$(79,888)	$(7,135)	$—	$(90,013)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Loans to parent	—	—	(12,800)	12,800	—
Intercompany advances made	(438,374)	—	—	438,374	—
Loans to non-guarantor	—	(1,300)	—	1,300	—
Repayments from non-guarantor	38,000	264	—	(38,264)	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(320,829)	(13,768)	—	(334,597)
Other investing activities	—	—	(364)	—	(364)
Net cash used in investing activities	(400,374)	(325,288)	(66,932)	454,210	(338,384)
Cash flows from financing activities:
Repayments of debt	—	—	(25,990)	—	(25,990)
Net proceeds from sale of common stock	248,150	—	—	—	248,150
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(8,539)	—	—	—	(8,539)
Dividend paid to noncontrolling interests	—	—	(4,472)	—	(4,472)
Borrowings from non-guarantor	12,800	40,000	—	(52,800)	—
Borrowing from guarantor	—	—	1,300	(1,300)	—
Repayments to parent	—	—	(38,000)	38,000	—
Repayment to guarantor	—	—	(264)	264	—
Intercompany advances owed	—	356,867	81,507	(438,374)	—
Other financing activities	—	(797)	—	—	(797)
Net cash provided by (used in) financing activities	418,011	396,070	14,081	(454,210)	373,952
Effect of exchange rate changes on cash	—	—	569	—	569
Net change in cash and cash equivalents	14,647	(9,106)	(59,417)	—	(53,876)
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$31,207	$8,914	$133,793	$—	$173,914

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

(17)	Impairment of Investment
In September 2011, we invested $20.0 million in Boulder Wind Power, Inc. ("BWP") Series B convertible preferred stock that we accounted for at cost. BWP is a company engaged in the development of permanent magnet generators and power conversion technology. At December 31, 2013, due to certain delays in the commercialization of BWP's technology, we reassessed the carrying value of this investment and determined to write it down to $12.0 million. In the third quarter of 2014, the Board of Directors of BWP approved a plan to wind-down BWP's day-to-day operations and pursue potential sales opportunities for its portfolio of intellectual properties. Due to the current status of BWP operations and uncertainty around the timing and amount of any future value from the investment in BWP, we recognized an impairment charge of $12.0 million for the three and nine months ended September 30, 2014 in "Other (expense) income" in the condensed consolidated statement of operations and comprehensive loss to write-off the remaining investment balance in BWP.

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
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•
the need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital, including our ability to access the remaining committed funds under the Financings;

•
our ability to ramp up production at our Mountain Pass facility and to optimize our Mountain Pass facility to produce rare earths and other planned downstream products at planned production rates and cash production costs, including the impact of any unanticipated process interruptions;

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

•	our ability to successfully integrate other acquired businesses;

•	our ability to maintain appropriate relations with unions and employees and avoiding work stoppages;

•	our ability to successfully implement our vertical integration strategy;

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

Our operations are organized into the following four reportable segments, each reflecting a unique combination of product lines and technologies:

Resources

The Resources segment includes our operations at the Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for over 60 years. At the Mountain Pass facility, we conduct rare earth minerals extraction to produce LREC; separated rare earth oxides, including lanthanum, cerium and NdPr; heavy rare earth concentrates, which include SEG, terbium, dysprosium and others; and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX™.

We sell lanthanum oxide from our Mountain Pass facility to manufacturers of FCC catalysts for the petroleum refining industry. Rare earths like lanthanum typically comprise between 2-4% of FCC catalyst materials delivering important benefits to the petroleum refining process, such as increased catalyst activity and stability, increased gasoline yield and reduced production of liquefied petroleum gas. The combination of these processing benefits helps the refinery industry save energy resources and reduce its impact on the environment.

Since 2013, we have been evaluating the phosphorus-removal performance of SorbX® in full-scale trials conducted at several wastewater treatment plants. We are currently working with some of these plants to conduct long-term trials that demonstrate additional benefits of SorbX® beyond phosphorus removal. Since 2013, we have been selling limited volumes of SorbX®. Sales of PhosFIX™ for recreational water applications have been limited, but consistent, through the third quarter of 2014.

Chemicals and Oxides

The Chemicals and Oxides segment includes: production of rare earths at Molycorp Silmet; production of separated heavy rare earth oxides and other custom engineered materials from our facilities in Jiangyin, Jiangsu Province, China; and production of rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from our facilities in Zibo, Shandong Province, China. Rare earths and zirconium applications from products made in this segment include catalytic converters, computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.

At our Chemicals and Oxides segment we develop and sell rare-earth based oxides for all the major emission catalysts manufactures. Several factors are driving an increasing demand for emission catalysts, including the accelerating shift of vehicle production to the BRIC countries (Brazil, India, Russia and China), the continuous development of new emission catalytic solutions and an overall tightening of environmental regulations around the world.

Magnetic Materials and Alloys

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

Rare Metals
The Rare Metals segment produces, reclaims, refines and markets high value niche metals and their compounds that include gallium, indium, rhenium, tantalum, and niobium. Operations in this segment are distributed in several locations: Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario, Canada; Sagard, Germany; Stade, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others. The growing adoption of LED applications, which require the use of gallium trichloride, is allowing the Rare Metals segment to benefit from the diversification that our Chemicals and Oxides segment is experiencing relative to certain rare earth phosphor markets.
Modernization and Expansion of our Mountain Pass Facility
At the end of September 2014, we placed into service an expanded leach system at our Mountain Pass facility. The improvements made to the leach system include the installation of additional leach tanks, a technology that has been proven to increase the system's retention capacity. As we ramp up the leach system toward commercial production, we are addressing certain construction and installation issues that have been identified with the system. While operations of the new leach system are expected to be limited in the near term due to constraints with on-site production and market availability of hydrochloric acid ("HCl"), we expect that, once it is fully operational and sufficient supplies of HCl are available, the system will help us increase rare earth production and lower operating costs.

In addition, during the third quarter of 2014, engineers at our Mountain Pass facility continued to make equipment repairs and address quality issues related to the brine feedstock that have impacted the operational efficiencies of our Chlor-Alkali plant, which uses process waste water to produce HCl and other chemical reagents necessary for rare earth production. However, it might take several months of optimization before we can fully realize anticipated benefits from our Chlor-Alkali plant.

Factors Affecting our Results of Operations and Discussion of our Consolidated Results of Operations
(See discussion by segment in the next section of this MD&A)
Revenues
The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive, chemicals and electronics industries, China REE export quotas, production quotas, duties and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content. Sales of our rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxide products from our Chemicals and Oxides segment are particularly affected by the typical manufacturing slow-down across Asia during the Chinese New Year and Spring Festival holidays in the first quarter of each year. First quarter sales in the Magnetic Materials and Alloys segment can be weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by that segment. The effort by these companies to draw down inventory levels near to their year-end closing typically results into lower shipments of products from the Magnetic Materials and Alloys segment. Sales of our rare earths, including LREC and heavy rare earth concentrates from our Resources segment, are affected by a combination of the factors described above. Additionally, in certain of our segments, particularly the Magnetic Materials and Alloys segment, prices are set at a one-quarter lag, so improvements in our results will lag any market improvements.
Our consolidated revenues for the three and nine months ended September 30, 2014 were approximately $123.9 million and $359.4 million, respectively, a decline of approximately 17% in each case relative to the comparable periods in 2013.
The decrease in consolidated revenues from the third quarter of 2013 to the third quarter of 2014 was mostly driven by lower sales volume in our Magnetic Materials and Alloys segment where net revenues declined about 16%, and lower realized prices in our Chemicals and Oxides segment, which experienced a 28% period-over-period net revenues decrease. Net sales in these two segments were fairly consistent in both interim periods relative to consolidated revenues, with Magnetic Materials and Alloys at an average of 49% and Chemicals and Oxides at an average of 32%. Net revenues in our Resources segment, which represented 4% of consolidated revenues in the third quarter of 2014, decreased by approximately 3%. From the third quarter of 2013 to the third quarter of 2014, our Resources segment increased sales to our downstream processing facilities by approximately 6%. Net revenues from our Rare Metals segment were virtually flat for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.
The decrease in consolidated revenues during the first nine months of 2014, as compared to the first nine months of 2013, was largely attributable to the same factors affecting the quarter-over-quarter changes described above. Net revenues in our Magnetic Materials and Alloys and Chemicals and Oxides segments were 12% and 9% lower, respectively, than the comparable period a year ago. Net sales in these two segments were an average of 46% and 33%, respectively, of consolidated revenues on a year-to-date basis. Net revenues in our Resources segment, which represented 3% of consolidated revenues for the nine months ended September 30, 2014, decreased by approximately 67%. However, our Resources segment increased sales to our downstream processing facilities by approximately 63% period-over-period. Net revenues in our Rare Metals segment decreased 20% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, and represented approximately 16% of consolidated revenues in each of those periods.
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
During the three and nine months ended September 30, 2014, our consolidated costs of sales excluding depreciation and amortization decreased approximately $30.8 million, or 20%, and $63.2 million, or 15%, respectively, as compared to the same periods in 2013. These variances were mostly correlated to the period-over-period decline in revenues. In addition, all segments recognized lower charges for the write-downs of inventory to net realizable value during the the three and nine months ended September 30, 2014. However, during the same interim periods, our Resources and Rare Metals segments reported higher abnormal production costs as compared to the corresponding prior-year periods.
Consolidated depreciation and amortization in cost of sales were $19.4 million and $55.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $16.4 million and $49.3 million in the corresponding periods of 2013, respectively. Higher depreciation and amortization expenses in 2014 were mostly related to productive assets that we placed into service at our Mountain Pass facility over the last twelve months.
Selling, general and administrative expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs. For the three and nine months ended September 30, 2014, our consolidated selling, general and administrative expenses, including stock-based compensation, decreased $2.6 million, or 10%, and $16.4 million, or 21%, respectively, from the comparable periods in 2013. In 2013, we reduced a portion of our workforce, primarily within the corporate function, and recognized employee severance and benefit costs of $2.1 million. Those benefits were fully paid by the end of March 2014. That reduction in workforce, in combination with other cost saving initiatives, drove this favorable variance in our consolidated selling, general and administrative expenses period-over-period.
Research and development
We incur expenses to improve the efficiency of our REO processing operations, develop new applications for individual REEs, research value-added rare metals applications and perform exploratory drilling. These expenses consist primarily of salaries, outside labor, material and equipment. Consolidated research and development expenses for the three and nine months ended September 30, 2014 decreased $1.2 million, or 22%, and $6.9 million, or 37%, respectively, from the comparable periods in 2013. We continue to dedicate resources to research and develop new applications for our products, and to provide technical solutions to our customers that allow a more efficient and profitable use of our products.
Other expense
For the three and nine months ended September 30, 2014, we recognized a charge of $12.0 million in "Other (expense) income" to write-off our investment in BWP following its Board of Directors' approval of a plan to wind-down BWP's day-to-day operations and pursue potential sales opportunities for its portfolio of intellectual properties. See Note 17 in Item 1 of this Report for more information.
Interest expenses, net of capitalized interest
Since the construction of Mountain Pass was substantially complete at the beginning of 2014, there are no longer assets that qualify for interest capitalization. Approximately 55% of the aggregate interest cost on our long-term debt was capitalized, on average, during the three and nine months ended September 30, 2013, thus explaining the large increase in interest expense, net of capitalized interest, from the corresponding prior-year periods.

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
For the three and nine months ended September 30, 2014, our effective tax rates were (3.6)% and 2.1%, respectively, as compared to 16.9% and 19.1% for the three and nine months ended September 30, 2013, respectively. The September 30, 2014 effective tax rates were impacted primarily by the valuation allowance required in the United States. In addition, a $9.6 million discrete income tax benefit has been recognized during the second quarter of 2014 in the United States to offset the increase in deferred tax liabilities from an out-of-period adjustment related to the revised fair value of our share-lending arrangements described in Note 8 to the condensed consolidated financial statements included within Item 1 of this Report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating loss	$(49,431)	$(59,001)	$(149,186)	$(163,348)
Add back:
Depreciation and amortization included in costs of sales	19,382	16,400	55,608	49,283
Depreciation, amortization and accretion	8,093	10,072	22,552	26,273
OIBDA	(21,956)	(32,529)	(71,026)	(87,792)
Add back:
Stock-based compensation	1,496	1,687	3,784	2,399
Inventory write-downs (Mountain Pass)	13,396	20,264	45,682	53,799
Impact of purchase accounting on cost of inventory sold	23	2,151	742	4,445
Impairment of discontinued assets	—	3,454	—	3,454
Water removal	845	5,146	10,186	13,844
Adjusted OIBDA	$(6,196)	$173	$(10,632)	$(9,851)

Capital Expenditures

We capitalized expenditures of $17.8 million and $47.3 million for the three and nine months ended September 30, 2014, respectively, and $83.0 million and $281.3 million for the three and nine months ended September 30, 2013, respectively. The substantial decline in these expenditures in 2014 over the comparable prior periods is associated with the completion of all major production systems at our Mountain Pass facility.
Environmental Expenditures
Our operations are subject to numerous and detailed environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and pollution control, waste management, plant and wildlife protection, handling and disposal of radioactive materials, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, and the discharge of materials into the environment and groundwater quality and availability.
We have spent, and anticipate that we will continue to incur, financial and managerial resources to comply with environmental requirements. At our Mountain Pass facility, we incurred approximately $2.9 million and $17.0 million for the three and nine months ended September 30, 2014, respectively, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. This compares to $6.1 million and $16.6 million for the three and nine months ended September 30, 2013, respectively. Included in the amounts above are costs for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds at our Mountain Pass facility.
The increase in ongoing operating environmental expenditures in that facility over a year ago was due primarily to the additional disposal capacity we had in two evaporation ponds at the beginning of 2013. Those two evaporation ponds were emptied in order to replace the primary lining system in 2012. The maximum disposal capacity of our evaporation ponds has been historically reached during the coldest months at Mountain Pass in the first and fourth quarter of every year. In addition, our Chlor-Alkali plant was turned over to operations at the end of February 2014. For the remainder of 2014, we expect to incur approximately $2.9 million for ongoing operating environmental expenditures, including $1.2 million for wastewater transportation and disposal costs.
Although we have incurred only nominal environmental expenditures at some of our other operating facilities during the three and nine months ended September 30, 2014 and 2013, we may have to incur environmental capital and operating costs associated with future possible modernization and expansion plans at those facilities.
Costs we incur for mine reclamation activities at our Mountain Pass facility, which we expect to incur through the closure of our mining operations and thereafter, are recorded in the asset retirement obligation caption of our condensed consolidated balance sheets.
Related-Party Transactions - Refer to Note 13 in Item 1 of this Report.

Discussion and Analysis of our Reportable Segments
The following analysis presents operating results on a gross basis (i.e., before inter-segment eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations.

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Resources
	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Variance		2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$13,933	$13,513	$420	3%	$39,533	$48,403	$(8,870)	(18)%
Sales volume (mt)	1,085	1,080	5	—%	3,047	2,892	155	5%
ASP per kilogram	$12.84	$12.51	$0.33	3%	$12.97	$16.74	$(3.77)	(23)%

Depreciation, amortization and accretion (a)	$17,332	$10,853	$6,479		$47,432	$31,536	$15,896
Operating loss	(48,419)	(55,526)	7,107		(145,263)	(136,055)	(9,208)
OIBDA	$(31,087)	$(44,673)	$13,586		$(97,831)	$(104,519)	$6,688
(a) Related to production and other operating expense.
For the three months ended September 30, 2014, revenues at our Resources segment were $13.9 million, or 3% higher as compared to the third quarter of 2013 as a result of a 3% increase in realized prices. For the nine months ended September 30, 2014, revenues of $39.5 million in this segment were 18% lower than the first nine months of 2013 due to an ASP decline of approximately 23% offset by a sales volume increase of 5%.
Aggregate production volume at our Resources segment was 691 mt and 3,441 mt for the three and nine months ended September 30, 2014, respectively, as compared to 1,099 mt and 2,473 mt for the corresponding prior-year periods, respectively. Production at our Resources segment in the third quarter of 2014 was much lower than anticipated due to constraints with on-site production and market availability of HCl, one of the main chemical reagents used in our leaching process. Quality issues related to our brine feedstock have impacted the operational efficiencies of our Chlor-Alkali plant, which uses process waste water to produce HCl and other chemical reagents necessary for rare earth production. Work is progressing on schedule to address the issues and we believe the Chlor-Alkali plant will be able to operate within its design capacity. In addition, as we ramp up the leach system toward commercial production, we are addressing certain construction and installation issues that have been identified with the system. Once our ramp-up and optimization efforts are complete, actual production of REO (including LREC) will depend on internal requirements for our Chemical and Oxides segment, our Magnetic Materials and Alloys segment, and external customer demand.
Slightly higher sales volumes, mostly for the nine months ended September 30, 2014, were largely driven by increased shipments of LREC from the Mountain Pass facility to our downstream facilities for processing into value-added rare earth products. Higher demand for mixed rare earth oxides allowed the Resources segment to realize slightly better ASP in the third quarter of 2014. A shift in product mix from NdPr to LREC, which is priced lower than NdPr, led in part to the ASP decline in this segment for the nine months ended September 30, 2014.
Unregulated and unreported mining and export of rare earth materials from China continued to unfavorably impact realized prices for REEs in our industry, although such impact has started to abate over the last few quarters. For example, from the three months ended September 30, 2013 to the three months ended September 30, 2014, prices of lanthanum oxide 99% and cerium oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 19% and 32%, respectively, whereas from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, prices of the same REO have decreased by approximately 33% and 38%, respectively.
Lower than anticipated production volumes, combined with increased purchases from third party suppliers of the primary chemical reagents while we continued to optimize our Chlor-Alkali plant, led to the expensing of $23.3 million and $63.1 million of production-related costs during the three and nine months ended September 30, 2014, respectively. These costs would have been charged to inventory if we maintained normal production and consumption levels in those periods. This compares to expensing of abnormal production-related costs of $16.2 million and $60.3 million for the three and nine months ended September 30, 2013, respectively.
Operating income for the three and nine months ended September 30, 2014 at the Resources segment was unfavorably affected by the write-down of finished goods and work-in-process inventory to net realizable value totaling $13.4 million and $44.3 million, respectively, as compared to $13.4 million and $40.1 million for the corresponding periods in 2013, respectively. In addition, we recognized write-downs of stockpile inventory were nil for the third quarter of 2014 and $1.3 million for the nine months ended September 30, 2014, as compared to $6.9 million and $13.7 million the three and nine months ended September 30, 2013, respectively. Write-downs of inventory to net realizable value were associated with the decline in rare earths prices and lower than anticipated inventory turnover. Write-downs of rare earths stockpiles at our Resources segment are associated with adjustments to the estimated REO content in the stockpile based on assays of rare earths processed.

Our Resources segment reported a favorable variance in the third quarter 2014 OIBDA over the same quarter last year. This was attributed to a decline in operating loss of approximately $7.1 million combined with about 60% higher depreciation, amortization and accretion add-back. For the nine months ended September 30, 2014, OIBDA in this segment also changed favorably, albeit to a less extent as compared to the third quarter, because of a higher depreciation, amortization and accretion add-back. A number of high-value fixed assets have been placed into service at our Mountain Pass facility over the last twelve months, thus leading to an increase in depreciation charges in 2014.

Chemicals and Oxides
	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Variance		2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$43,472	$57,965	$(14,493)	(25)%	$138,659	$163,656	$(24,997)	(15)%
Sales volume (mt)	1,651	1,696	(45)	(3)%	5,159	4,828	331	7%
ASP per kilogram	$26.33	$34.18	$(7.85)	(23)%	$26.88	$33.90	$(7.02)	(21)%

Depreciation and amortization(a)	$3,823	$5,960	$(2,137)		$11,605	$17,087	$(5,482)
Operating income (loss)	428	(1,399)	1,827		783	(19,879)	20,662
OIBDA	$4,251	$4,561	$(310)		$12,388	$(2,792)	$15,180
(a) Related to production and other operating expense.
Third quarter 2014 revenues at our Chemicals and Oxides segment were $43.5 million, or 25% lower than revenues generated in the third quarter of 2013, mostly due to a 23% decrease in ASP. For the nine months ended September 30, 2014, revenues in this segment were $138.7 million, or 15% lower than the corresponding prior-year period due to an ASP decline of approximately 21% offset by a sales volume increase of 7%.
Unregulated rare earths separation activities in China, combined with changes in the product mix sold at our Chemicals and Oxides segment during the three months ended September 30, 2014, led to the decline in ASP from the third quarter of 2013. In addition, volume sold at our Molycorp Silmet facility in the third quarter of 2014 was lower than a year ago due to timing of certain shipments and lower demand of cerium carbonate. During the nine months ended September 30, 2014, our Chemicals and Oxides segment increased shipments of magnetic products to third parties, as compared to the corresponding prior-year period. Better sales of magnetic and rare earth engineered materials allows our Chemicals and Oxides segment to mitigate the unfavorable impact to the ASP caused by softer market demand for phosphors and multi-layer ceramic capacitors, which are some of the end-user markets where this segment typically sells heavy rare earth products.
Operating results for the three and nine months ended September 30, 2014 in this segment were unfavorably affected also by the write-down of finished goods and work-in-process inventory to net realizable value of $1.1 million and $3.5 million, respectively, as compared to $4.0 million and $15.7 million for the corresponding prior-year periods, respectively.
OIBDA in our Chemicals and Oxides segment declined $0.3 million for the three months ended September 30, 2014, but increased $15.2 million for the nine months ended September 30, 2014. During the same periods, operating income improved by $1.8 million and $20.7 million, respectively, due to lower write-down of finished goods and work-in-process inventory, and due to a reduction in selling, general and administrative expenses. Depreciation and amortization add-back was lower as compared to the prior year as this segment is no longer amortizing definite-lived rare earth quotas.

Magnetic Materials and Alloys
	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Variance		2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$62,687	$72,626	$(9,939)	(14)%	$172,985	$193,417	$(20,432)	(11)%
Sales volume (mt)	1,551	1,783	(232)	(13)%	4,308	4,531	(223)	(5)%
ASP per kilogram	$40.42	$40.73	$(0.31)	(1)%	$40.15	$42.69	$(2.54)	(6)%

Depreciation and amortization(a)	$4,232	$7,458	$(3,226)		$12,730	$20,360	$(7,630)
Operating income	9,483	11,062	(1,579)		26,473	28,463	(1,990)
OIBDA	$13,715	$18,520	$(4,805)		$39,203	$48,823	$(9,620)
(a) Related to production and other operating expense.
For the three months ended September 30, 2014, revenues of $62.7 million at our Magnetic Materials and Alloys segment were 14% lower than revenues generated in the third quarter of 2013 driven by a 13% decline in sales volume. For the nine months ended September 30, 2014, revenues in this segment were $173.0 million, or 11% lower than the first nine months of 2013 due to a combination of lower sales volume and lower ASP.
Lower sales volume in this segment, particularly from the third quarter of 2013 to the third quarter of 2014, was attributed to inventory adjustments throughout the supply chain due to anticipated changes in Neo Powders™ prices. In connection with the expiration of one of Magnequench's patents related to the sale of Neo Powders™ early in the third quarter of 2014, the supply chain expected a reduction in Neo Powders™ prices, which resulted in customers delaying some purchases during the second quarter. Although shipments of Neo Powders™ for media storage devices were virtually flat year over year, Neo Powders™ sales to certain segments of the automotive market were stronger than anticipated in the third quarter of 2014. The ASP decline at our Magnetic Materials and Alloys segment, mostly during the nine months ended September 30, 2014, was attributed to a number of factors, including lower revenues from our MMA, Tolleson, facility, the expiration of the Magnequench patent and changes in Neo Powders™ product mix.
    The unfavorable OIBDA variance for the three and nine months ended September 30, 2014 is attributable to lower depreciation offset combined with the unfavorable variance in operating income because of lower revenues. Despite the expiration of the patent, our ability to consistently deliver high quality products at scale globally, allows us to remain confident that demand for our Neo Powders™ will continue in the foreseeable future.

Rare Metals
	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Variance		2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$21,269	$20,994	$275	1%	$57,637	$71,748	$(14,111)	(20)%
Sales volume (mt)	104	102	2	2%	284	275	9	3%
ASP per kilogram	$204.51	$205.82	$(1.31)	(1)%	$202.73	$267.13	$(64.40)	(24)%

Depreciation and amortization(a)	$2,034	$2,144	$(110)		$6,228	$6,402	$(174)
Operating loss	(1,439)	(3,055)	1,616		(4,963)	(2,455)	(2,508)
OIBDA	$595	$(911)	$1,506		$1,265	$3,947	$(2,682)
(a) Related to production and other operating expense.
Due to a 2% increase in sales volume in the third quarter of 2014, revenues from our Rare Metals segment were slightly better at $21.3 million as compared to the third quarter of 2013. For the nine months ended September 30, 2014, this segment generated $57.6 million on a sales volume increase of 3%, offset by an ASP decline of approximately 24%, which caused revenues in this segment to be 20% lower than the comparable period a year ago. The change from a year ago in the product mix sold at our Rare Metals segment led to the unfavorable ASP and revenues variance on a year-to-date basis.
Although our Rare Metals segment reported lower charges for the write-down of inventory to net realizable value in 2014, operating results in this segment were unfavorably affected by charges for abnormal production costs of $3.7 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.5 million and $1.1 million in corresponding prior-year periods. Higher expensing of abnormal production costs in 2014 were mainly driven by lower than expected tantalum sales, and production, from our Molycorp Silmet facility after receiving a conflict-free certification from the Electronic Industry Citizenship Coalition earlier in 2014.
Lower selling, general and administrative expenses combined with lower write-down of inventory at our Rare Metals segment contributed to a $1.6 million improvement in its operating results for the third quarter 2014 over the same quarter last year. On a year-to-date basis, the unfavorable OIBDA variance in this segment was mostly driven by the change in our product mix described above.
Liquidity and Capital Requirements
We expect to use our cash balances of $313.5 million as of September 30, 2014, as well as cash generated from operations in certain business units to fund our capital expenditures, debt service and other cash requirements as we continue the ramp-up and optimization of production at our Mountain Pass facility. Capital expenditures for our Mountain Pass facility are expected to total approximately $25.0 million for the remainder of 2014, including remaining payments for certain capital expenditures incurred as of September 30, 2014, and $30.0 million in 2015. Additionally, we expect to spend approximately $5.0 million for the remainder of 2014 and $30.0 million in 2015 on maintenance and expansion capital expenditures across all other business units.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree") pursuant to which Oaktree agreed to provide to us and certain of our subsidiaries up to approximately $400.0 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility (the "Financings") for corporate, operating and capital expenditures purposes. On September 11, 2014, we executed agreements governing the Financings and received initial gross proceeds totaling $250.0 million from Oaktree, with the remaining $149.8 million available to be drawn until April 30, 2016, $134.8 million of which is available only if we achieve certain financial and operational performance targets For more information, see Note 6 in Item 1 of this Report.
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
As part of our cash management procedures, we continue to evaluate opportunities to reduce our operating, administrative and interest costs. Additionally, we may from time to time seek to repurchase our outstanding debt securities with cash and/or exchanges for common stock or securities convertible into common stock.
Cash Used in Operating Activities
Net cash used in operating activities was $146.4 million during the nine months ended September 30, 2014, as compared to $90.0 million in the corresponding prior-year period. Lower realized prices across all of our operating segments combined with higher abnormal production costs reported at our Resources and Rare Metals segments led to the increased use of cash over a year ago.
Cash Used in Investing Activities
For the nine months ended September 30, 2014, net cash used in investing activities was $50.2 million, as compared to $338.4 million in the first nine months of 2013. This decrease was primarily attributable to a slow-down in capital expenditures at the Mountain Pass facility where all key production components were mechanically complete by the end of 2013.

Cash from Financing Activities
Net cash from financing activities during the nine months ended September 30, 2014 was $197.5 million, which related primarily to the net proceeds from the Financings, partially offset by the final dividends we paid on the Convertible Preferred Stock and repayments of certain other term loans. During the first nine months of 2013, net cash provided by financing activities totaled $374.0 million, which consisted primarily of $413.8 million, net of underwriting discount commissions and transaction costs, raised through the issuance of our 5.50% convertible notes and the issuance of 43,125,000 shares of our common stock, offset by the repayment of certain bank loans for $26.0 million, the payment of preferred stock dividends for $8.5 million, and other dividends we paid to one of our noncontrolling interests for $4.5 million.

Cash and Cash Equivalents by Country	(In thousands)
China (including Hong Kong)	$49,820
Barbados	3,041
Canada	8,650
Estonia	9,539
Japan	4,323
Germany	3,077
United Kingdom	2,404
Thailand	955
Other	2,189
Total cash and cash equivalents in foreign countries	83,998

United States	229,479
Total cash and cash equivalents	$313,477
Approximately 31% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The calculation of such additional taxes is not practicable.
In addition to cash and cash equivalents, the primary sources of liquidity of our domestic and foreign subsidiaries are cash provided by operations and, in the case of our activities in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At September 30, 2014, Magnequench International Inc. (Magnetic Materials and Alloys segment) had a net receivable balance of $51.1 million from Molycorp Minerals, LLC (Resources segment) and $13.7 million from Molycorp, Inc. (Corporate); Molycorp Minerals, LLC had a net receivable balance from Molycorp Silmet (Chemicals and Oxides segment) of $18.6 million (all amounts including accrued interest). Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, investments, capital expenditures and third-party debt service requirements.

Contractual Obligations
At September 30, 2014, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$5,846	$2,113	$2,396	$498	$839
Purchase obligations and other commitments (2)	75,804	75,804	—	—	—
Employee obligations (3)	2,828	2,828	—	—	—
Asset retirement obligations (4)	33,211	128	3,672	4,184	25,227
Long-term debt	1,773,595	8,636	793,805	971,154	—
Fixed interest on long-term debt	658,105	133,798	365,327	158,980	—
Capital lease obligations	49,751	8,278	21,856	10,723	8,894
Total	$2,599,140	$231,585	$1,187,056	$1,145,539	$34,960

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

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

Off-Balance Sheet Arrangements
As of September 30, 2014, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Recent Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibilities in evaluating an entity’s going concern uncertainties, and about the timing and content of related footnote disclosures. Under this amended guidance, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans);
b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and
c. Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern;
b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and
c. Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

Interest Rate Risk

Our exposure to the interest rate risk on our total variable interest debt, which totaled $11.1 million at September 30, 2014, would not be significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

Foreign Currency Risk

We are exposed to fluctuations of the U.S. dollar (our reporting currency) against the functional currencies of our foreign subsidiaries, including the euro, the Chinese Renminbi and the Japanese Yen, when we translate our foreign subsidiaries' financial statements into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against those foreign currencies results in unrealized foreign currency translation losses (gains) with respect to assets acquired in, liabilities assumed from, intercompany balances with and results of operations from our foreign subsidiaries. Therefore, we may experience a negative impact on our comprehensive income (loss) and stockholders' equity with respect to our holdings in those subsidiaries as a result of foreign currency translation. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our foreign subsidiaries into U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report. Based on its evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses stemmed from the fact that the Company did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with its financial reporting requirements. The material weaknesses are fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014. Although the material weaknesses are still under remediation as of September 30, 2014, our management has concluded that our consolidated financial statements for the periods covered by and included in this Report are fairly stated, in all material respects, in accordance with GAAP for each of the periods presented herein.
Changes in internal control over financial reporting
As of September 30, 2014, we are in the process of completing our remediation efforts related to the material weaknesses. We have not completed testing of the enhanced internal control over financial reporting described below.
During fiscal 2013, and through the three quarters of 2014, we have implemented the following measures to remediate the material weaknesses in internal controls over financial reporting:
•Supplemented our accounting department with personnel having an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, and continue to train staff on control procedures that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;
•We implemented enhanced system-based controls, as well as other compensating controls, over restricted access, automated controls and change management activities within the ERP system.
There were no additional changes in our internal control over financial reporting in the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014. Oral arguments on the Motion to Dismiss are scheduled on January 16, 2015.
Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The Motion to Stay has been fully briefed and is pending. The Motion to Vacate the consolidation order remains pending.
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also names us and certain of our current and former executive officers. The Consolidated Amended Class Action Complaint alleges claims for relief arising out of alleged securities fraud in violation of the Exchange Act, during a purported class period from February 21, 2012 through October 15, 2013. Our Motion to Dismiss the consolidated lawsuit was filed on August 13, 2014. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
The class action and derivative lawsuits described above have not progressed to a point where a reasonably possible range of losses associated with their ultimate outcome can be estimated at this time. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, operating results and cash flows could be materially affected.

ITEM 1A.    RISK FACTORS.
The following risk factor is in addition to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014:
We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

In September 2014, we and certain of our subsidiaries each entered into the Financings, including up to approximately $400.0 million in new financing facilities. Of this amount, $134.8 million will be available to us only upon our satisfaction of certain financial and operational conditions. In addition, although each of these credit agreements matures in September 2019, the full amount borrowed under each of the new term loan facilities will become due and payable at (i) April 30, 2016, if we have not repaid, escrowed or extended an amount of cash sufficient to repay when due and payable our 3.25% Convertible Notes down to $40.0 million in the aggregate and (ii) March 31, 2017, if we have not repaid or escrowed an amount of cash sufficient to repay when due and payable (a) our 6.00% Convertible Notes down to $80.0 million in the aggregate and (b) our 5.50% Convertible Notes down to $40.0 million in the aggregate. We cannot assure you that we will be able to refinance any of our convertible debt on commercially reasonable terms or at all.
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

MOLYCORP, INC.

November 5, 2014	By:	/s/ Geoffrey R. Bedford
Geoffrey R. Bedford President and Chief Executive Officer (Principal Executive Officer)

November 5, 2014	By:	/s/ Michael F. Doolan
Michael F. Doolan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of Molycorp, Inc., as amended (incorporated by reference to Exhibit 3.1 to Molycorp, Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2014).

3.2
Bylaws of Molycorp, Inc. (incorporated by reference to Exhibit 3.2 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2010).

10.1	Credit Agreement, dated as of September 11, 2014, between Molycorp, Inc., various lenders party thereto and OCM MLYCo CTB Ltd.
10.2	Credit Agreement, dated as of September 11, 2014, between Magnequench, Inc., various lenders party thereto and OCM MLYCo CTB Ltd.
10.3	Purchase and Sale Agreement, dated as of September 11, 2014, between Molycorp Minerals, LLC and OCM MLYCo CTB Ltd.
10.4	Equipment Lease Agreement, dated as of September 11, 2014, between Molycorp Minerals, LLC and OCM MLYCo CTB Ltd.
10.5	Warrant Agreement, dated as of September 11, 2014, between Molycorp, Inc. and Computershare Inc. (The Strike Warrants).
10.6	Warrant Agreement, dated as of September 11, 2014, between Molycorp, Inc. and Computershare Inc. (The Penny Warrants).
10.7
First Amendment, dated as of October 17, 2014, but effective retroactively as of September 30, 2014, to the Credit Agreement, dated as of September 11, 2014, between Molycorp, Inc., various lenders party thereto and OCM MLYCo CTB Ltd.

10.8
First Amendment, dated as of October 17, 2014, but effective retroactively as of September 30, 2014, to the Credit Agreement, dated as of September 11, 2014, between Magnequench, Inc., various lenders party thereto and OCM MLYCo CTB Ltd.

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