Form 10-K
period 2014-12-31
Molycorp, Inc.
filed 2015-03-16
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter: $497,386,528
As of March 13, 2015, the registrant had 277,955,182 shares of common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive proxy statement relating to its 2015 annual meeting of stockholders to be filed within 120 days after December 31, 2014.

MOLYCORP, INC.

DEFINITIONS
The following table includes acronyms and abbreviations used in this Annual Report on Form 10-K as well as definitions of certain rare earths, rare metals and mining terms often used in our public filings. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Molycorp,” “we,” “our” or “us” refer to Molycorp, Inc. and its consolidated subsidiaries.

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

EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization.
Europium
Europium (Eu) is a REE with luminescent properties. Excitation of the europium atom, by absorption of energy, results in a visible emission. Almost all practical uses of europium utilize this luminescent behavior.

Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
FCC	Fluid Catalytic Cracking.
GAAP	Accounting principles generally accepted in the United States.
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

Grade	The average REE content, as determined by assay of a metric ton of ore.
HREE	Heavy rare earth element.
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

Lanthanum
Lanthanum (La) is the first member of the Lanthanide series of REEs. Lanthanum is a strategically important REE due to its use in FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells, batteries, and many other products.

LED	Light-emitting diode.
LREC	Light rare earth concentrate (purified and unseparated).
LREE	Light rare earth element.
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Mill	A processing plant that produces a concentrate of the valuable minerals contained in an ore.
Mineralization	The process or processes by which a mineral or minerals are introduced into a rock, resulting in a valuable or potentially valuable deposit.
Molycorp Canada	Molycorp Minerals Canada ULC (formerly Neo Material Technologies Inc.).
Mountain Pass	The Molycorp Minerals, LLC rare earth minerals mining and processing facility located in Mountain Pass, California.
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

SEC	Securities and Exchange Commission.
SEG	Samarium, europium, gadolinium.
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

PART I
Our Business
       We are a leading rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from rare earth elements. Our vertically integrated business allows us to operate multiple product supply chains, serve as a supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide.
        Rare earth products are critical inputs in hundreds of existing and emerging applications. A few examples of these include the following: clean energy technologies, such as hybrid and electric vehicles, energy-saving motors, pumps and compressors used in a wide variety of high-efficiency appliances and other durable goods, and wind power turbines; multiple high-tech uses, including mobile devices, fiber optics, lasers, and hard disk drives; critical defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technologies for use in industrial, municipal, and recreational applications. Global demand for REEs is projected by industry analysts to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses. We have made significant investments, and expect to continue to invest, in developing technologically advanced applications and proprietary applications for individual REEs.
      Our Mountain Pass facility is a core component of our vertical integration strategy and is home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths). Rare earth production has been conducted at Mountain Pass for over 60 years. At our Mountain Pass facility, we perform rare earth minerals extraction to produce LREC; separated rare earth oxides, including Lanthanum, Cerium, and Neodymium-Praseodymium ("NdPr"); heavy rare earth concentrates, which include Samarium, Europium, Gadolinium, Terbium, Dysprosium, and others; and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX™. We sell Lanthanum oxide from our Mountain Pass facility to manufacturers of FCC catalysts for the petroleum refining industry. Rare earths like Lanthanum typically comprise between 2-4% of FCC catalyst materials delivering important benefits to the petroleum refining process, such as increased catalyst activity and stability, increased gasoline yield and reduced production of liquefied petroleum gas. The combination of these processing benefits helps the refinery industry save energy resources and reduce its impact on the environment.
       We also own several of the leading rare earth processing facilities in the world. We are a leading global producer, processor, and developer of Neo Powders™, rare earths, and zirconium-based engineered materials and applications, as well as a variety of rare metals and their compounds. These products are essential in many of today's high-technology applications. Neo Powders™ are used in the production of high-performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size, and reduced weight. We also manufacture a line of mixed rare earth/zirconium oxides and reclaim, refine, and market high-value rare metals and their compounds. These include Gallium, Indium, and Rhenium used in wireless, LED, flat panel display, turbine, solar, and catalyst applications. In addition to the Mountain Pass facility, our operations include subsidiaries, joint ventures, and majority-owned manufacturing facilities in the following locations:

- Jiangyin, Jiangsu Province, China;	- Sagard, Germany;
- Zibo, Shandong Province, China;	- Peterborough, Ontario, Canada;
- Tianjin, China;	- Tolleson, Arizona;
- Hyeongok: Industrial Zone in South Korea;	- Blanding, Utah; and
- Korat, Thailand;	- Quapaw, Oklahoma.
- Sillamäe, Estonia;
Additionally, we conduct research and product development through laboratories in Singapore and Abingdon, United Kingdom.

THE GLOBAL FOOTPRINT OF MOLYCORP'S VERTICALLY INTEGRATED SUPPLY CHAIN

Greenwood Village
Colorado
Toronto
Canada
Peterborough
Canada
Sagard
Germany
Sillamäe
Estonia
Beijing
China
Tianjin
China
Hyeongok
South Korea
Jiangyin
China
Abingdon
UK
Quapaw, Oklahoma
Mountain Pass
California
Blanding, Utah
Tolleson, Arizona
Zibo
China
Korat
Thailand
Singapore

Legend

- Rare Earth Resources
- Production Facilities
- Research & Development
- Corporate Offices

Sales & Liaison Offices

Abingdon, UK
Beijing, China
Blanding, Utah
Greenwood Village, Colo.
Pendleton, Indiana
Osaka, Japan
Sagard, Germany
Seoul, South Korea
Singapore
Tokyo, Japan
Toronto, Canada
Tübingen, Germany

Reportable Segments
Our business is organized into four reportable segments: (1) Resources; (2) Chemicals and Oxides; (3) Magnetic Materials and Alloys; and (4) Rare Metals. See Note 4 in Item 8 of this Annual Report on Form 10-K for financial information regarding our reportable segments.
The Resources segment includes our operations at the Mountain Pass facility, as described above.
The Chemicals and Oxides segment includes the following productions: rare earths from our Molycorp Silmet AS, or Molycorp Silmet, facility in Sillamäe, Estonia; separated heavy rare earth oxides and other custom engineered materials from our majority-owned Jiangyin Jia Hua Advanced Material Resources Co., Ltd. facility, or Molycorp Jiangyin, in Jiangyin, Jiangsu Province, China; and rare earths, salts of REEs, zirconium-based engineered materials, and mixed rare earth/zirconium oxides from our majority-owned Zibo Jia Hua Advanced Material Resources Co., Ltd. facility, or Molycorp Zibo, in Zibo, Shandong Province, China. At our Chemicals and Oxides segment, we develop and sell rare-earth based oxides for all the major emission catalysts manufacturers. Several factors are driving an increasing demand for emission catalysts, including the following: the accelerating shift of vehicle production to the BRIC countries (Brazil, India, Russia and China); the continuous development of new emission catalytic solutions; and an overall tightening of environmental regulations around the world. Other applications that utilize rare earths and zirconium-based materials we produce at our Chemicals and Oxides segment include computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.
The Magnetic Materials and Alloys segment includes the production of Neo Powders™ through our wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand, under the Molycorp Magnequench brand. This operating segment also includes manufacturing of Neodymium and Samarium magnet alloys and other specialty alloy products and rare earth metals at our Molycorp Metals and Alloys, Inc., or MMA, facility in Tolleson, Arizona. Neo Powders™ are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size, reduced weight, and energy efficient performance.

The Rare Metals segment produces, reclaims, refines, and markets high value niche metals and their compounds that include Gallium, Indium, Rhenium, Tantalum, and Niobium. Operations in this segment are distributed in several locations: Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario, Canada; Sagard, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others. The growing adoption of LED applications, which require the use of Gallium trichloride, is allowing the Rare Metals segment to benefit from the decline in certain rare earth phosphor applications.
Our Products

Our vertically integrated manufacturing supply chain allows us to provide a variety of rare earth products for customers around the globe. Currently, we produce custom engineered materials from rare earth elements, with purity levels of up to 6N (99.9999%), and from five rare metals at purity levels of up to 8N (99.999999%).

Custom-Engineered Materials

- Cerium
- Lanthanum
- Praseodymium
- Neodymium
- Samarium
- Europium
- Gadolinium
- Terbium
- Dysprosium
- Holmium
- Erbium
- Thulium
- Ytterbium
- Lutetium
- Yttrium
- Scandium

Rare Earth Magnetic Materials

- NdFeB Alloys
- SmCo Alloys
- NdFeB magnetic powders
- Sintered NdFeB magnets

Rare Earth/ Zirconium Mixed Oxides

Rare earth-Zirconium mixed oxides for use in vehicle catalytic converters.

Rare Metals Products

- Tantalum
- Niobium
- Gallium
- Indium
- Rhenium

Water Purification Products

SorbX™ and PhosFIX™ families of rare earth-based water purification products.

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
On April 1, 2011, we completed the acquisition of a 90.023% controlling stake in AS Silmet, which is now known as Molycorp Silmet. On October 24, 2011, we acquired the remaining 9.977% ownership interest in Molycorp Silmet. This acquisition provides us with a European base of operations and significantly increases our annual capacity to produce rare earth products by approximately 3,000 mt. Molycorp Silmet began sourcing rare earth feedstocks for the manufacturing of its products from our Mountain Pass facility in 2013. Molycorp Silmet's production includes Neodymium oxide, which is used in the manufacturing of NdFeB permanent rare earth magnets, and rare metals, such as Tantalum and Niobium.
On April 15, 2011, we acquired Santoku America, Inc., which is now known as MMA. This acquisition provides us with access to certain intellectual property related to the development, processing, and manufacturing of Neodymium and Samarium magnet alloy products.
On November 28, 2011, we formed the Intermetallics Japan, or IMJ, joint venture to manufacture and to sell NdFeB permanent rare earth magnets using a technology licensed from Intermetallics, Inc., a partnership between Mitsubishi, Daido and Dr. Masato Sagawa, co-inventor of the NdFeB magnet. Concurrently with the formation of this joint venture, we entered into a supply agreement with Mitsubishi (acting as the procurement agent) and Daido to sell to the joint venture certain rare earth products at the conditions set forth in the supply agreement. In December 2014, we considered an offer from Daido to buy-out Mitsubishi and our proportional share of the investment in IMJ. See more information on the potential disposal of our investment in IMJ in Item 7 and Item 8 of this Annual Report on Form 10-K.
On June 11, 2012, we completed the acquisition of all of the outstanding equity of Neo Material Technologies Inc., formerly referred to as Neo or Neo Materials and now Molycorp Minerals Canada ULC or Molycorp Canada. This acquisition allowed us to become a leading global producer, processor, and developer of Neo Powders™, rare earths and zirconium-based engineered materials and applications, and rare metals and their compounds.
Modernization and Expansion of our Mountain Pass Facility
Our production ramp-up at the Mountain Pass facility has taken longer than expected, which has led to lower than anticipated production volumes, revenues, and cash flows over the last three years, and delayed our realization of the benefits of our vertical integration strategy while our other operations continued to purchase raw materials from third parties rather than accepting delivery of products from our Mountain Pass facility. These production delays were the result of several factors related to the start-up of complex, multi-stage mining and chemical manufacturing facilities, including the following: certain defective engineering work that required additional engineering, procurement, and construction to correct; delays in the delivery of critical parts and equipment; production bottlenecks during start-up and optimization resulting in delays in bringing the leach and multi-stage crack processes up to initial run rate capacity; and issues with our Chlor-Alkali plant combined with constraints in the commercial availability of hydrochloric acid ("HCl"), as further discussed below.

At the end of the third quarter of 2014, we placed into service an expanded leach system at our Mountain Pass facility. The improvements made to the leach system include the installation of additional leach tanks, a technology that has been proven to increase the system's retention capacity. As we ramp up the leach system toward commercial production, we are addressing certain construction and installation issues that have been identified with the system. While operations of the new leach system are expected to be limited in the near term due to these construction and installation issues, together with constraints with on-site production and market availability of HCl, we expect that, once it is fully operational and sufficient supplies of HCl are available, the expanded leach system will help us increase rare earth production and lower operating costs.

On-site production of HCl has been hampered by quality issues with the brine feedstock that our Chlor-Alkali plant transforms into HCl and other chemical reagents necessary for the production of rare earths. However, during the fourth quarter of 2014, engineers at our Mountain Pass facility identified a process change that, in combination with certain new equipment, should reduce the impurity level of the brine feedstock and restore the operational efficiency of our Chlor-Alkali plant. However, it will take several months of optimization before we can fully resume on-site production of HCl. In the meantime, our Chlor-Alkali plant will continue to treat wastewater produced during the separation of rare earths, which is helping to lower the costs that we incur for the removal and disposal of wastewater.

Rare Earths Industry Overview

Pricing for REEs has experienced significant volatility over the past several years due to a number of factors, including: a severe contraction by China of rare earths it allowed for export starting in 2010; China's continuing efforts to institute stronger environmental reforms across its rare earth industry, encourage industry consolidation, reduce illegal mining operations, and constrict rare earth production; a build-up of stockpiles by rare earth consumers and government entities in reaction to China's export restrictions; and a general lack of certainty among rare earth customers regarding the reliability of the future supply of REEs. Downward pressure on REE pricing continued through 2014. In December 2014, the Chinese government announced that it would no longer impose quotas on the export of rare earths from China. However, the Chinese government also announced that government-issued licenses would be required to legally export rare earths from China, and that such exports would be allowed only through specified Chinese declaration ports. On January 21, 2015, the Chinese Ministry of Commerce announced that it intended to abolish current rare earth export duties on or before May 2, 2015.

Except for Lanthanum and Cerium, prices for other REEs remain generally higher than historic (pre-2010) levels, although they have fallen significantly from the peak levels seen in 2011.

Average Free On Board ("FOB") China $/Kg of most common REEs Oxide 99%

							2014
	2008	2009	2010	2011	2012	2013	Q1	Q2	Q3	Q4
Lanthanum	$8	$6	$23	$101	$21	$8	$6	$6	$5	$5
Cerium	$4	$4	$21	$99	$21	$8	$6	$6	$4	$4
Praseodymium	$27	$15	$46	$195	$112	$91	$122	$121	$118	$110
Neodymium	$27	$15	$47	$230	$117	$72	$70	$69	$64	$57
Terbium	$650	$350	$530	$2,300	$1,922	$920	$978	$903	$794	$757
Dysprosium	$110	$100	$225	$1,450	$979	$555	$463	$411	$320	$296
Source: Metal-Pages, Asian Metal. Prices have been rounded.
Regarding global rare earths demand forecasts, IMCOA(1) estimates global demand for rare earths to grow from an estimate of 136,000 mt in 2014 to approximately 168,000 mt in 2017, which represents approximately a 7% compound annual growth rate, or CAGR. IMCOA estimates that global rare earths demand for rare earths will increase further by 2020 to approximately 210,000 mt, representing a CAGR of about 8% over the 2014-2020 period.
On the supply side, China has dominated the global supply of rare earths for the last seventeen years and, according to IMCOA, will continue to do so through at least 2017. IMCOA forecasts that global rare earths supply will increase to 242,500 mt in 2017, with China producing approximately 75% of that total. IMCOA also estimates that approximately 20% of Chinese production in 2017 will be sourced from illegal mining.

(1) IMCOA means the Industrial Minerals Company of Australia Pty Ltd, a rare-earth market consultant. IMCOA states that its data is accurate to within 20% of the stated amounts.

Rare Earths End-Use Markets
REEs have unique properties that make them vital to many existing applications upon which society has become dependent, as well as to many emerging applications. Examples include the following:

•Clean-Energy Technologies: hybrid and electric vehicles, wind power turbines, energy-saving motors and compressors used in a wide variety of high-efficiency appliances and other durable goods, and compact fluorescent lighting;

•High-Technology Applications: computers, laptops, smart phones and other mobile devices, digital music players, hard disk and optical drives used for data storage, “ear bud” speakers and microphones, fiber optics, lasers, optical temperature sensors, and many other applications; and

•Advanced Water Treatment: industrial, municipal, military, homeland security, and other applications in domestic and foreign markets.

As illustrated in the following table, each of our operating segment targets the needs of several value-added, end-use REE markets across multiple industry sectors:

Operating Segment	Locations	Products	Examples of the end-markets we serve
Resources	•Mountain Pass, California	•LREC •Separated Rare Earth Oxides •NdPr •Heavy Rare Earth Concentrate •SorbX® •PhosFIX™	•Oil Refinery Catalysts •Glass Polishing •Automotive and Emission Catalysts •Hybrid and Electric Vehicles •Water Purification •Energy Efficiency Lighting
Chemicals & Oxides	•Sillamäe, Estonia •Zibo, China •Jiangyin, China	•Rare Earth Oxides •Mixed Oxides •Zirconium-based products	•Automotive and Emission Catalysts •Hybrid and Electric Vehicles •Consumer Electronics •Communication Systems •High-End Optics •Energy Efficiency Lighting
Magnetic Materials & Alloys	•Korat, Thailand •Tianjin, China •Tolleson, Arizona	•Neo Powders™ •NdFeB Alloys •SmCo Alloys	•Computing •Automotive •Hybrid and Electric Vehicles •Aerospace •Health Care •Industrial Motors •Wind Power Generation •Battery Technologies •Consumer Electronics •Home Appliance
Rare Metals	•Sillamäe, Estonia •Sagard, Germany •Peterborough, Canada •Blanding, Utah •Quapaw, Oklahoma •Hyongeok, South Korea	•Niobium •Tantalum •Gallium •Indium •Rhenium	•Computing •Electronic Controls •Steel Additives •Industrial Applications •Photovoltaics •Super Alloys
Customers
We sell a variety of rare earths and rare metal materials, including high-purity and custom-engineered rare earth products, directly to customers and through distributors in multiple countries. The geographic distribution of our revenues based on our customers' locations for the years ended December 31, 2014, 2013 and 2012, was as follows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Asia:
China	$162,980	$199,021	$118,086
Japan	100,468	99,952	160,942
Thailand	19,585	17,129	7,674
Hong Kong	—	8,815	4,793
South Korea	14,451	12,418	3,828
Singapore	150	54	212
North America	89,769	92,066	103,555
Europe	86,285	113,549	117,907
Other	1,924	11,386	10,699
Total	$475,612	$554,390	$527,696
See Note 4 in Item 8 of this Annual Report on Form 10-K for a breakdown of long-lived tangible assets by country as of December 31, 2014 and 2013.

Product and Customers Concentrations
Resources Segment
There were no significant sales by customer or by product at the Resources segment relative to consolidated revenues in any year of the three-year period ended December 31, 2014. We define as significant sales that are 10% or more of consolidated revenues.
Chemicals and Oxides Segment
Sales of cerium products within the Chemicals and Oxides segment accounted for approximately 11%, 9% and 15% of consolidated revenues in 2014, 2013 and 2012, respectively. There were no significant sales by customer in this segment in any of these periods.
Magnetic Materials and Alloys Segment
Sales of Neo Powders™ within the Magnetic Materials and Alloys segment were approximately 44%, 41% and 25% of consolidated revenues in 2014, 2013 and 2012, respectively. Neo Powders™ were introduced into Molycorp's product mix with the Molycorp Canada acquisition in June 2012.
Sales of Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders, totaled $62.3 million, $56.5 million and $32.9 million in 2014, 2013 and for the period from June 12, 2012 to December 31, 2012, respectively. At December 31, 2014 and 2013, we had accounts receivable from Daido Electronics of $6.3 million and $7.5 million, respectively.
Rare Metals Segment
There were no significant sales by product or by customer at the Rare Metals segment relative to consolidated revenues in any year of the three-year period ended December 31, 2014.
Seasonality
Sales of our rare earths, salts of REEs, zirconium-based engineered materials, and mixed rare earth/zirconium oxides products from our Chemicals and Oxides segment are affected by the typical manufacturing slowdown across Asia during the Chinese New Year and Spring Festival holidays. In addition to the impacts of these holidays, first quarter sales in the Magnetic Materials and Alloys segment are typically weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by that segment. The effort by these Japanese companies to draw down inventory levels near to their year-end closing typically results in lower shipments of products from the Magnetic Materials and Alloys segment. However, third quarter sales for Neo Powders™, the most significant product in the Magnetic Materials and Alloys segment, are typically stronger than the other periods of the year, as the supply chains increase production in order to meet an anticipated increase in demand for the Christmas holiday season later in the year. Sales of our rare earths, LREC and heavy rare earth concentrates from our Resources segment are affected by a combination of the factors described above. Additionally, in certain of our segments, particularly Magnetic Materials and Alloys, prices are set at a one quarter lag, so improvements in our results will lag any market improvements.
Sources and Availability of Raw Materials
Resources Segment
The principal raw materials used by our Resources segment operations include rare earth ore mined on site, natural gas (which our CHP plant converts into efficient and reliable supplies of electricity and steam), HCl, sodium hydroxide (also known as caustic soda), and water. As indicated above, due to constraints with our on-site production and with commercial market availability of HCl, operations of the new leach system at our Mountain Pass facility are expected to be limited in the near term. A significant increase in the price, or further decrease in the commercial availability, of HCl, could materially increase our operating costs and adversely affect some of our profit margins from quarter to quarter in our Resources segment. We may not be able to pass on higher prices that we pay for commercial HCl to our customers in the form of sales price increases.

Chemicals and Oxides Segment
Main feedstock materials in this segment include LREC, SEG and enriched Eu clay. The following table illustrates some key statistics on the procurement of feedstock materials at our Chemicals and Oxides segment over the last two years:

		2014	2013
LREC
	Volume (mt)	9,655	7,611
	Average grade (%)	40%	42%
	Supplied by third party (%)	43%	56%

SEG
	Volume (mt)	592	656
	Average grade (%)	20%	21%
	Supplied by third party (%)	—%	—%

Europium clay
	Volume (mt)	1,060	446
	Average grade (%)	92%	92%
	Supplied by third party (%)	100%	100%

Starting in 2013, we have gradually increased shipments of LREC from our Mountain Pass facility to our Chemicals and Oxides segment. However, third-party suppliers of LREC, SEG and Eu clay, both in China and in Europe, continued to deliver feedstock materials to our Chemicals and Oxides operations. Even though we believe there are adequate internal and external sources of rare earth feedstock for our Chemicals and Oxides operations, we currently do not have long-term supply contracts with our main third-party suppliers. Prices for LREC generally follow the price trend of the light REEs, which have significantly declined over the last three years. Refer to the table above in the "Rare Earths Industry Overview" section for the average FOB China prices per kilogram of the most common REEs. The volatility in China FOB prices trails the volatility in China domestic prices, which are the prices our third-party feedstock material purchases are denominated in. In addition to the main feedstock materials described above, our operations at the Chemicals and Oxides segment utilize electricity, mineral acid, nitric acid, sulphuric acid, tributylphosphate, and water. We purchase these commodities in the open market through multiple suppliers and, as a result, could be subject to significant volatility in the cost or availability of these materials, which we may not be able to pass to our customers in the form of price increases for our products. A significant increase in the price, or decrease in the availability, of electricity and chemical reagents in this segment could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.

Magnetic Materials and Alloys Segment
Main feedstock materials in this segment include: LREE in both 99% oxide and 99% metal form, such as La, Ce, Nd, Pr, mixed Nd/Pr and Sm; HREE, such as Dy metal 99%; mixed Dy-Iron metal; and non-REE materials, such as Iron, Iron-Boron, Iron-Niobium, Aluminum, and Cobalt. The following table illustrates some key statistics on the procurement of feedstock materials at our Magnetic Materials and Alloys segment over the last two years:

		2014	2013
LREE oxides
	Volume (mt)	366	343
	Average grade (%)	99%	99%
	Supplied by third party (%)	—%	—%
LREE metals
	Volume (mt)	1,319	1,316
	Average grade (%)	99%	99%
	Supplied by third party (%)	99%	98%
HREE metals
	Volume (mt)	11	17
	Average grade (%)	99%	99%
	Supplied by third party (%)	100%	100%
Non-REE feedstock material
	Volume (mt)	4,345	4,182
	Average grade (%)	99%	99%
	Supplied by third party (%)	100%	100%

We purchase the majority of the LREE and HREE metal feedstock from two suppliers in China that have consistently delivered their material on time over a number of years. The Magnetic Materials and Alloys segment procures part of the LREE oxide feedstock from our Molycorp Jiangyin and Molycorp Zibo facilities in China, and in part from our Mountain Pass facility. The oxide feedstock is generally converted into the corresponding metal form through arrangements with some of our business partners. Our suppliers of non-REE feedstock materials have consistently fulfilled our purchase orders over the past several years.
China domestic prices and FOB China prices for LREE and HREE have declined substantially since their peak in 2011. Refer to the table above in the "Rare Earths Industry Overview" section for the average FOB China prices per kilogram of most common REEs. China domestic prices for REE trail the trend in FOB China prices. As for non-REE feedstock materials, prices have been less volatile than REE prices over the last two years.
Historically, our Magnetic Materials and Alloys segment has been able to adjust the price of the products it sells to reflect changes in the cost of feedstock materials it purchases. However, the segment could still be subject to future volatility in the cost or availability of these raw materials, and it may not be able to pass increased prices for its feedstock procurements through to its customers in the form of higher end-product prices. A significant increase in the price, or decrease in the availability, of these feedstock materials could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.

Rare Metals Segment
Main feedstock materials in this segment include: Iron-Niobium-Tantalite, Tantalite, Columbite, Niobium-Hydroxide, Gallium scrap feedstock and Gallium metal 99.99%, or GaM. The following table illustrates some key statistics on the procurement of feedstock materials at our Rare Metals segment over the last two years:

		2014	2013
		(mt)
Tantalum and Niobium production
	FeNbTa	215	186
	Tantalite	—	4
	Columbite	11	57
	Niobium Hydroxide	8	9

Gallium production
	Scrap feedstock	13	13
	GaM	57	46
In our Rare Metals segment we purchase feedstock materials primarily from various third-party suppliers, which have consistently fulfilled our purchase orders. Since June 2012, we have purchased GaM mostly from our Ingal Stade joint venture, an investment we had acquired as part of the Molycorp Canada acquisition. However, as of December 2014 we have decided to cease purchasing GaM from Ingal Stade as the joint venture can no longer provide this rare metal at a competitive price. See Note 10 in Item 8 of this Annual Report on Form 10-K for more information on the impairment of our investment in Ingal Stade. Although prices for gallium scrap feedstock have been relatively more stable than prices of GaM, prices for GaM have declined, on average, by approximately 15% over the last two years. Prices for the feedstock materials used in our Tantalum and Niobium production have been historically more volatile with average price increases during the last two years of 36% for Tantalum feedstock, and 62% for Niobium feedstock. In January 2014, our Molycorp Silmet facility received a certification by the Electronic Industry Citizenship Coalition, or EICC, that its purchases of tantalum comply with the Conflict Free Smelter, or CFS, program assessment protocol through July 2014. The EICC CFS certification was renewed through July 2015. The audit cycle to renew this certification occurs during the second quarter of each year.
Competition
Our ability to compete successfully across all of our reportable segments depends upon a number of factors including the following: market presence; low production costs; supply reliability; maintenance and improvement of quality; properties and purity of products; access to capital; and the pricing policies of our competitors.
Once we reach higher run rates for the rare earths we produce at our Resource segment, and increase other downstream productions through our Chemicals and Oxides and our Magnetic Materials and Alloys segments, the increased supply of rare earth products may lead our competitors, primarily various Chinese producers, to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations and increased competition, whether legal or illegal, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
Patents, Trademarks and Licenses
We rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents, and trademarks to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earths technology. We also have a proven technology and product development group and hold a number of U.S. and foreign patents and patent applications.
We intend to rely on patented products and applications, such as the use of rare earths in water treatment, and related licensing agreements to establish proprietary markets for low demand REEs. These patents, patent applications and licensing agreements may not translate into market acceptance of these products. These intellectual property rights also may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products.
Research and Development
We invest significant resources to improve the efficiency of our rare earths processing operations, develop new applications for individual REEs, research value-added rare earth and rare metal applications, and perform exploratory drilling. We spent $15.3 million, $23.2 million and $27.8 million on research and development for the years ended December 31, 2014, 2013 and 2012, respectively. Our spending in research and development is largely correlated to the revenues we generate in two of our foreign facilities within the Chemicals and Oxides and Magnetic Materials and Alloys segments. Despite the decline in revenues over the last few years, we continue to dedicate resources to research and develop new applications for our products, and to provide technical solutions to our customers that allow a more efficient and profitable use of our products.
Employees
As of December 31, 2014:

•	we have a combined workforce of approximately 2,500 employees, including scientists, engineers, chemists, technologists and highly skilled workers in 22 locations across 10 countries;

•
282 employees, or approximately 59% of the workforce at our Mountain Pass facility, were represented by the United Steelworkers of America. Our contract with the United Steelworkers of America expires in March 2015, but ratification is pending for its renewal until March 2018; and

•
155 employees, or approximately 28% of the workforce at our Molycorp Silmet facility, were unionized employees. Our contract with the labor union in Estonia is automatically renewed each year unless either party desires to make an amendment.

We have not experienced any work stoppages at our Mountain Pass or Molycorp Silmet facilities due to labor disputes, and we consider our overall employee relations to be good.
Environmental, Health and Safety Matters
Our operations are subject to numerous and detailed international, national, federal, state and local laws, regulations and permits affecting the mining and mineral processing industry, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Most of our efforts to comply with environmental laws, regulations and permits relate to the mining and processing operations at our Mountain Pass facility. Our operations at Molycorp Silmet are subject to the environmental laws, regulations and permits applicable in Estonia, whose requirements are shaped by Estonia's membership in the European Union. We are also subject to Chinese, Canadian, Korean and Thai national and local environmental protection regulations with respect to our operations in those countries.
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
Environmental Expenditures
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements. At our Mountain Pass facility, we incurred approximately $19.1 million, $25.9 million and $26.8 million in 2014, 2013 and 2012, respectively, and expect to incur approximately $11.8 million in 2015, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. Included in the amounts above are approximately $10.7 million, $21.0 million and $22.1 million, respectively, for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds. The expenditures for removal and disposal of excess wastewater were incurred to allow the facilities under construction at Mountain Pass to become fully operational. We estimate that we will incur approximately $4.2 million for wastewater transportation and disposal costs in 2015.
The costs we anticipate to incur as part of our on-going mine reclamation activities at the Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure at Note 13 in Item 8 of this Annual Report on Form 10-K.
We incurred environmental expenditures at our other operating facilities totaling approximately $6.9 million in 2014, and expect to incur approximately $8.9 million in 2015, in the aggregate. However, we may have to incur additional environmental capital and operating costs associated with future possible modernization and expansion plans related to these other operations.
Permits and Approvals
Numerous governmental permits and approvals are required for our current and future operations.
We hold conditional use and minor use permits from the County of San Bernardino, which currently allow continued operations of our Mountain Pass facility through 2042. We have secured all permits necessary to allow construction and operations at our Mountain Pass facility, including permits to operate specific facilities or operating units from the Lahontan Regional Water Quality Control Board and the Mojave Desert Air Quality Management District.
To obtain, maintain and renew these and other environmental permits, we may be required to conduct environmental studies and collect and present to governmental authorities data pertaining to the potential impact that our current or future operations may have upon the environment. We may be unable to obtain additional permits unless we are able to avoid or mitigate those impacts. The permitting processes and development of supporting materials, including any environmental impact statements, may be costly and time-consuming. Any failure to obtain, maintain or renew required permits may delay, limit or prohibit current or future operations. These permit processes and requirements, and the interpretation and enforcement thereof, change frequently, and any such future changes could materially adversely affect our mining operations and results of operations.
Our Molycorp Silmet facility has an Integrated Environmental Permit, which controls its operations in general, and Radiation Practice Licenses for the management of radioactive materials. The Integrated Environmental Permit is renewed annually or in between annual renewals when and if we expand our operations in that facility. The Radiation Practice Licenses for the facility have been renewed with an effective date of January 1, 2019.
Our MMA facility does not currently require an air permit or a wastewater discharge permit. Should we expand operations at that facility, any industrial processes that are added that require permitting will be reviewed and authorized by Maricopa County, Arizona, where the MMA facility is located.
Our Molycorp Jiangyin and Molycorp Zibo facilities produce waste water from their solvent extraction processes. Both facilities were inspected in 2014 as part of an environmental audit and have received the Chinese Ministry of Environmental Protection's approval for compliance with applicable environmental laws. However, there is no assurance that Chinese national or local authorities will not impose additional regulations which would require additional expenditures that may have a material adverse effect on the profitability of the joint ventures.
Mine Health and Safety Laws
The Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, and the regulations adopted by the California Occupational Safety and Health Administration, impose stringent health and safety standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters at our Mountain Pass facility.
We maintain a rigorous safety program. Our Mountain Pass employees and contractors are required to complete 24 hours of initial health and safety training, as well as annual refresher sessions, which cover all of the potential hazards that may be present at the facility. During the training, our commitment to a safe work environment is reinforced through our Stop Work Authority program, which allows any employee or contractor at the facility to stop work that they deem to be unsafe.

The safety performance record of our Mountain Pass facility is reflected in the following table, which compares rates for all lost time, restricted work and medical treatment incidents per 200,000 hours worked with average rates for mining operations, as determined by the Mine Safety and Health Administration, or MSHA:

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014(a)
Mountain Pass	0.86	1.33	1.66	0.00	1.76	1.46
MSHA Rates for Operators	2.95	2.83	2.73	2.68	2.56	2.38
(a) For the period January 1 - November 30, 2014.
We believe that our commitment to a safe working environment at our Mountain Pass facility provides us with a competitive advantage in attracting and retaining employees.
Our focus on safety extends to all of our operations. From January through November 2014, our Total Reportable Incident Rate for our operating facilities was 1.46. This compares favorably to industry averages, such as the 2014 MSHA all incident rate for Mines, Mills and Shops of 2.6, and the 2013 Occupational Safety and Health Administration Total Recordable incident rate for Natural Resources and Mining of 3.7.
Surface Mining Control and Reclamation Relating to our Mountain Pass Facility
Our San Bernardino County conditional use and minor use permits, along with the approved mine reclamation plan and state laws and regulations establish operational, reclamation and closure standards for all aspects of our surface mining operations at our Mountain Pass facility. Comprehensive environmental protection and reclamation standards must be met during the course of and upon completion of mining activities, and our failure to meet such standards may subject us to fines, penalties or other sanctions.
Our Mountain Pass facility reclamation obligations require that we take certain reclamation actions concurrent with mining and that we restore the surface area upon completion of mining in 2042. Financial assurances are generally required to secure the performance of these reclamation obligations. To satisfy these financial assurance requirements, we typically obtain surety bonds, which are renewable on a yearly basis. Although we expect to continue to obtain and renew such bonds, it has become increasingly difficult for mining companies to secure new or renew existing surety bonds without the posting of partial or full collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety bond issuers may refuse to provide or renew bonds or may demand additional collateral upon those issuances or renewals. Our inability to obtain or failure to maintain or renew these bonds could have a material adverse effect on our business and results of operations.
As of December 31, 2014, we had financial assurance requirements of $28.8 million related to our Mountain Pass facility that were satisfied with surety bonds, which we have placed with California state and regional agencies.
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
Water Usage and Pollution Control
The federal Clean Water Act and similar national, state and local laws and regulations affect surface mining and processing operations, including operations at our Mountain Pass facility, by imposing restrictions on the discharge of pollutants, including tailings and other material, into waters. These requirements are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over the jurisdiction and permitting requirements of the federal Clean Water Act. Individual or general permits under Section 404 of the Clean Water Act are required if we discharge dredged or fill materials into jurisdictional waters of the United States. In addition, our Lahontan Regional Water Quality Control Board permit for our Mountain Pass facility establishes treatment standards for wastewater discharges to engineered impoundments, and requires regular monitoring and reporting on the performance of the Mountain Pass wastewater management operations.
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
We are also subject both to Chinese national and local environmental protection regulations, which currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for discharges exceeding the standards, and provide for the closure of any facility that fails to comply with orders requiring it to cease or remedy certain activities causing environmental damage. Our Chinese joint ventures, Molycorp Jiangyin and Molycorp Zibo, produce waste water from their rare earths recovery operations. In the case of Molycorp Jiangyin, its expansion in 1995 included an upgrading of its waste water processing and treatment procedures, as a result of which its waste water passes all environmental requirements. Molycorp Jiangyin pays an agreed fee once a year for the discharge of waste waters. In the case of Molycorp Zibo, the plant was designed to make use of waste water discharge facilities of an adjacent petrochemical complex, which has a variable monthly charge based on usage. Molycorp Zibo is also obliged to pay a monthly environmental administration fee to the municipal government of Linzi. Waste water has met the requirements set by local authorities for all environmental standards. Both Molycorp Jiangyin and Molycorp Zibo were inspected in 2014 as part of an environmental audit and have received the Chinese Ministry of Environmental Protection's approval for compliance with applicable environmental laws. However, there is no assurance that Chinese national or local authorities will not impose additional regulations which would require additional expenditures that may have a material adverse effect on the profitability of the joint ventures.
Air Pollution Control
The federal Clean Air Act and similar national, state and local laws and regulations affect our surface mining and processing operations at our Mountain Pass facility as well as our other domestic U.S. facilities, both directly and indirectly. We currently operate and maintain numerous air pollution control devices at our Mountain Pass facility under permits from the California Mojave Desert Air Quality Management District, or MDAQMD. We generally must obtain permits before we install new sources of air pollution. The process may require us to perform air quality studies and to obtain emission offset credits, which can be costly and time consuming to procure. In addition, the increased emissions from the CHP plant and other combustion sources at our Mountain Pass facility triggered permit requirements under Title V of the Clean Air Act. As a result, in February 2013, we submitted the Title V Federal Operating Permit application to the MDAQMD. In June 2014, the U.S. Supreme Court ruled that the EPA could not treat GHG as an air pollutant for the purposes of determining whether a source is required to obtain Title V permit. Because of this ruling, our Mountain Pass facility is no longer required to obtain Title V permit. The regulations of the California Air Resources Board still require us to retrofit or replace off-road, on-road and forklift vehicles to achieve fleet emission standards for nitrogen oxides and particulate matter.
Our GHG emissions at Mountain Pass are subject to California's cap-and-trade regulations. Additional GHG emission related requirements are in various stages of development. For example, the U.S. Congress is considering various legislative proposals to address climate change. In addition, EPA has issued regulations, including the "Tailoring Rule," that subject GHG emissions from stationary sources to the Prevention of Significant Deterioration provisions of the federal Clean Air Act. California is also implementing regulations pursuant to its Global Warming Solutions Act that establish a state-wide cap-and-trade program for GHG emissions. Any such regulations could require us to modify existing permits or obtain new permits, purchase emissions credits, implement additional pollution control technology, curtail operations or increase significantly our operating costs, any of which could adversely affect our business, financial condition, reputation, operating performance and product demand. However, such regulations might also present opportunities for our industry to the extent that they increase the demand for rare earth products used in clean-technology applications, such as hybrid and electric vehicles and wind power turbines. Our Mountain Pass operations consume significant amounts of energy and, accordingly, are subject to fluctuations in energy costs. These costs may increase significantly in part as an indirect result of GHG and other air emission regulations applicable to third-party power suppliers.
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

In reference to operations at our Mountain Pass facility, the federal Comprehensive Environmental Response Compensation and Liability Act, known as CERCLA, and analogous federal and state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the actual or threatened release of a "hazardous substance" into the environment. Persons who are or were responsible for such releases of hazardous substances under CERCLA, which can include waste generators, site owners, lessees and others, may be subject to joint and several liability for the costs of remediating such hazardous substances and for damages to natural resources. Accordingly, we may be subject to liability under CERCLA and similar federal and state laws for properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent waste materials. Pursuant to a 1998 clean up and abatement order issued by the Lahontan Regional Water Quality Control Board, we have conducted and are continuing to conduct various investigatory, monitoring and remedial activities related to contamination at and around our Mountain Pass facility. These activities include groundwater investigations, soil remediation and the operation of groundwater monitoring and recovery wells, installation of water treatment systems and evaporation ponds. Also, prior to our acquisition of the Mountain Pass facility, leaks in a wastewater pipeline from the facility to offsite evaporation ponds on the Ivanpah dry lake bed caused contamination. However, that contamination is being remediated by Chevron Mining Inc., who retained ownership of the ponds following its sale of the Mountain Pass facility to us and has completed remediation of the pipeline. Chevron Corporation and its subsidiaries continue to work with the relevant state and federal agencies to complete the remediation work associated with the offsite evaporation ponds.
Although Chevron Mining Inc. is obligated to indemnify us for certain potential environmental losses associated with activities that occurred prior to our purchase of the Mountain Pass facility, the amount of such indemnity is limited and may not be sufficient to cover such losses.
In 2009, the EPA announced that it is developing financial responsibility requirements under CERCLA for certain facilities within the hardrock mining industry. If applicable to our current or future operations at our Mountain Pass facility, these requirements could impose on us significant additional costs or obligations.
Ores that contain REEs also contain naturally occurring radioactive material substances, such as thorium and uranium. The mining of REE-containing ore and the processing of REEs involves the handling and disposal of such materials. Accordingly, we are subject to extensive safety, health and environmental laws, regulations and permits regarding radioactive materials. Significant costs, obligations or liabilities may be incurred with respect to such requirements, and any future changes in such requirements (or the interpretation or enforcement thereof) may have a material adverse effect on our business or results of operations. One such permit pursuant to which our Mountain Pass facility currently operates is a Radioactive Materials License issued and administered by the California Department of Public Health Radiologic Health Branch. The license is a broad scope license, which provides for the safe management of radioactive materials at our Mountain Pass facility under the direction of the Radiation Safety Officer with oversight from a Radiation Safety Committee. A failure to maintain or renew this license could materially adversely affect our business or results of operations. The current license expires in 2020.
Demolition of structures in connection with the expansion and modernization of a manufacturing facility generates waste in addition to that associated with processing and ongoing remediation activities. The modernization and expansion of our Mountain Pass facility, and possible future modernization and expansion of other facilities we own around the world, will result in additional costs to handle, store and dispose of such wastes.
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
Endangered Species Act Relating to our Mountain Pass Facility
The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Such laws and related regulations may have the effect of prohibiting or delaying us from obtaining mining permits and may impose restrictions on pipeline or road building and other mining or construction activities in areas containing the affected species or their habitats. Several species indigenous to the area in and around Mountain Pass, California, including the desert tortoise, are protected under the Endangered Species Act and California Endangered Species Act.

Other Environmental Laws
We are required to comply with numerous other international, national, federal, state and local environmental laws and regulations in addition to those previously discussed. These additional laws include, for example, the California Environmental Quality Act, the National Environmental Policy Act, the Emergency Planning and Community Right-to-Know Act, the California Accidental Release Prevention Program and various Estonian, Chinese, Korean, Thai and European Union requirements.
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of March 16, 2015.

Name	Age	Position
Geoffrey R. Bedford	47	President and Chief Executive Officer, and Director
Michael F. Doolan	62	Executive Vice President and Chief Financial Officer
Kevin W. Johnson	58	Executive Vice President and General Counsel
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
Kevin W. Johnson was appointed Executive Vice President and General Counsel on March 22, 2013. Previously, he was the Company's Vice President and Deputy General Counsel from July 2011 to March 2013. From January 2002 through July 2011, he was a partner of Holland & Hart LLP, a law firm with headquarters in Denver, Colorado. From 1999 through 2001, he was Of Counsel to Holland & Hart. From 1985 to 1999, he was a lawyer for The Dow Chemical Company, a specialty chemicals company, serving in various positions in the United States and Europe. Mr. Johnson received a Bachelor of Arts degree, with honors, in History and Government from Harvard University in 1980, a Master of Science degree in Industrial Relations from the London School of Economics in 1983, and a Juris Doctor degree from the J. Reuben Clark Law School at Brigham Young University in 1984. Mr. Johnson is licensed to practice law in the State of Colorado.
Website access to company reports
We use our Investor Relations website, www.molycorp.com/investors, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These filings include the following: our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

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
Risks Related to Our Business
Existence of a material uncertainty casts substantial doubt as to our ability to continue as a going concern.
Due to continuing softness in the prices for our products, as well as inconsistent or depressed demand for certain of our products and the delayed ramp-up of operations at our Mountain Pass facility, we have incurred, and continue to incur, operating losses. In addition, we have significant capital requirements, including interest payments to service our debt. These circumstances, among others, indicate the existence of a material uncertainty that casts substantial doubt as to our ability to meet our business plan and our obligations as they come due and, accordingly, the appropriateness of the use of the accounting principles applicable to a going concern. As a result, the unqualified report of our independent auditors includes an explanatory paragraph highlighting the substantial doubt about our ability to continue as a going concern.
We have engaged financial and other advisors to assist us in restructuring our debt; however, there can be no assurance that these efforts will succeed. If we are unable to execute our business plan and restructure our debt, we may not be able to continue as a going concern.
The production of rare earth products is a capital-intensive business and our ongoing optimization efforts at our Mountain Pass facility will require the commitment of additional resources. Any unanticipated costs or further delays associated with our ongoing ramp up and optimization efforts at our Mountain Pass facility could have a material adverse effect on our financial condition or results of operations.
We have encountered cost pressures during the modernization, expansion and optimization efforts at our Mountain Pass facility that have led to significantly higher costs, both capital and operating, than previously expected. We previously implemented mitigation efforts to maintain costs in response to cost pressures. In addition, our estimated expenses may increase as consultants, personnel and equipment associated with advancing optimization and commercial production are added. The progress of our optimization efforts at our Mountain Pass facility and the amounts and timing of expenditures will depend in part on the following:

•	the results of consultants' analysis and recommendations;

•	maintaining required federal, state and local permits;

•	additional capital projects as part of our continuing optimization efforts;

•	on-time delivery of critical parts and equipment;

•	impact of planned and unplanned shut downs and delays on our production;

•	negotiating sales and off-take contracts for our planned production;

•	the execution of any joint venture agreements or similar arrangements with strategic partners; and

•	other factors, many of which are beyond our control.
Most of these activities require significant lead times and must be advanced concurrently. In addition, we have experienced delays associated with our modernization, expansion and optimization efforts at our Mountain Pass facility. As a result, our production in 2014, 2013 and 2012 was substantially lower than expected, which led to lower than expected production volumes, revenues and cash flows, and delayed our realization of the benefits of our vertical integration strategy while our other operations continued to purchase raw materials from third parties rather than accepting delivery of products from our Mountain Pass facility. At the end of the third quarter of 2014, we placed into service an expanded leach system at our Mountain Pass facility. We have experienced construction and installation issues with the expanded leach system that have limited our ability to achieve its anticipated benefits. These anticipated benefits have been constrained further due to limited on-site production and market availability of HCl. We expect that, once it is fully operational and sufficient supplies of HCl are available, the expanded leach system will help us increase rare earth production and lower operating costs.

On-site production of HCl has been hampered by quality issues with the brine feedstock that our Chlor-Alkali plant transforms into HCl and other chemical reagents necessary for the production of rare earths. However, during the fourth quarter of 2014, engineers at our Mountain Pass facility have identified a process change that, in combination with certain new equipment, should reduce the impurity level of the brine feedstock, and restore the operational efficiency of our Chlor-Alkali plant. However, it will take several months of optimization before we can fully resume on-site production of HCl at commercial production levels. Therefore, we have not yet realized our expected lower production costs, and any difficulties or delays in the optimization of the new leach system, the Chlor-Alkali plant, and other plants that are expected to improve our operational efficiency at the Mountain Pass facility would delay such cost reductions and negatively impacting cash flows. Any unanticipated costs or other further delays associated with our optimization efforts at our Mountain Pass facility could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.
We may be unsuccessful in generating, securing and raising the necessary capital to execute our current business plan.
While we have initiated measures to mitigate certain adverse cost trends and are continuing to re-evaluate the impact of cost pressures on the budget, we will incur additional costs if our mitigation measures are not successful.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree") pursuant to which Oaktree agreed to provide to us and certain of our subsidiaries up to approximately $400.0 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility (the "2014 Financings") for corporate, operating and capital expenditures purposes. On September 11, 2014, we executed agreements governing the 2014 Financings and received initial gross proceeds totaling $250.0 million from Oaktree, with the remaining $149.8 million available to be drawn until April 30, 2016, $134.8 million of which is available only if we achieve certain financial and operational performance targets.
We expect to finance the remaining capital expenditures and other capital expenditures related to operations at our Mountain Pass facility and all other operating facilities, our selling, general and administrative expenses, the execution of our business plan, as well as our working capital requirements with the net proceeds from the 2014 Financings, cash on hand, and anticipated cash flows from operations at certain segments (before debt service). Based on the restrictions in our existing financing documents, including the 2014 Financings, our ability to raise additional capital through debt financing is limited. Furthermore, our ability to access the remaining unused portion of the 2014 Financings depends on our ability to achieve specified production and earnings targets, which we may not be able to satisfy. Additionally, the full funding of our current business plan continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to operate and maintain our Mountain Pass facility and our other operations within our current estimates, (iii) our ability to ramp-up run rates at our Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Mountain Pass facility, (iv) stable or improved market conditions, (v) our ability to sell our production of rare earths to external customers and our downstream facilities (including our ability to sell our cerium through market acceptance of SorbX® or otherwise), (vi) our ability to repatriate cash generated from our global operations, and (vii) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we may need additional financing.
As part of our cash management procedures, we continue to evaluate opportunities to reduce our operating, administrative and interest costs. Additionally, we may from time to time seek to repurchase our outstanding debt securities with cash and/or exchanges for common stock, securities convertible into common stock or other debt securities.
In the event that we are unable to access the unused portion of the 2014 Financings or to obtain additional financing, or we are not successful in curtailing and/or deferring capital expenditures, we would have a liquidity shortfall and would be unable to execute our current business plan.
The actual amount of capital required to optimize our Mountain Pass facility may vary materially from our current estimates, in which case we would need to raise additional funds, which may delay operations and have a material adverse effect on our business and financial condition.
The anticipated funding required to optimize operations at our Mountain Pass facility is based on certain estimates and assumptions we have made about the time and effort required to complete such activities and other factors required to optimize operations at the project. If any of these estimates or assumptions change, the actual timing and amount of capital required to optimize operations of our Mountain Pass facility, including any future expansions, may vary materially from what we anticipate. Additional funds may be required in the event of significant departures from our current plan, unforeseen delays, cost overruns, engineering design changes or other unanticipated expenses. There can be no assurance that additional financing will be available to us, or, if available, that it can be obtained on a timely basis and on commercially acceptable terms.
There is no assurance that we will be able to successfully complete the optimization of our Mountain Pass facility within our current timetable, that the actual costs of optimization will not exceed our current estimated costs or that we will be able to secure off-take agreements for the incremental production capacity, and we cannot provide any assurance as to the actual operating costs once we have completed the optimization.
Our Mountain Pass facility is the foundation for our vertical integration strategy. It is the largest rare earth mine outside of China, and has been producing rare earth products for over 60 years. Actual production of REO (including LREC) at our Mountain Pass facility has been lower than expected, as a result of production interruptions while we continue to optimize operations. We produced 4,769 mt of REO (including LREC) at our Mountain Pass facility during 2014. Actual production of REO (including LREC) in 2015 will depend on internal requirements for our Chemical and Oxides segment and our Magnetic Materials and Alloys segment and external customer demand as well as our success in ramping up and operating our Mountain Pass facility. We expect our Mountain Pass facility to be able to operate at its design capacity and, depending upon the volume of rare earths production, we expect our Mountain Pass facility to have production cash costs that are competitive with the lowest cost producers of rare earth products globally, but we can provide no assurances. Although the modernization and expansion of our Mountain Pass facility was planned to allow a design capacity increase of up to 40,000 mt of REO (including LREC) per year, we will not increase production beyond our current production plans unless market demand, product pricing, capital availability, and financial returns justify such increased production. Our actual production rate will be influenced by customer demand and end-market conditions, among other factors. We do not believe we will need to obtain additional permits for the future expansion of our Molycorp Mountain Pass facility, other than air and certain building permits and the modification of existing permits after 2021 in connection with the expansion of the pit boundary. However there is no assurance that we will not, in the future, learn of permits that we will be required to obtain or existing permits that we will be required to modify.
We may not be able to realize the benefits of the expansion and modernization of our Mountain Pass facility or be able to produce at the costs we are expecting. In particular, we will not be able to achieve anticipated production costs until all units of our Mountain Pass facility, including the new leach system, Chlor-Alkali plant and our multi-stage cracking units, are optimized and operating at commercial production rates, and any delays in such optimization will further exacerbate our higher cost structure. Any failure to successfully complete the optimization and ramp up of our Mountain Pass facility due to insufficient funding, delays or unanticipated costs, or to realize the anticipated benefits of such efforts, including securing off-take commitments for the incremental production, could have a material adverse effect on our business, financial condition and results of operations.
Our business depends in large part on the optimization and ramp up of our Mountain Pass facility, which is our only rare earths mining facility.
Our only rare earth mine at this time is located at our Mountain Pass facility. Our continued viability is based on successfully implementing our vertical integration strategy, including completion of the optimization and ramp up of our Mountain Pass facility. The deterioration or destruction of all or any part of our Mountain Pass facility, or our inability to complete the optimization and ramp up of our Mountain Pass facility within our expected time frame, will significantly hinder our ability to achieve our vertical integration strategy or at all. If we are unsuccessful in completing the optimization or ramp up of our Mountain Pass facility to full planned run rates within our expected time frames, we may not be able to build a sustainable or profitable business.
We may not be able to develop sufficient internal and external sources of demand for the rare earth products manufactured at our Mountain Pass facility.
We are working to establish stable internal and external sources of demand for the rare earth minerals and products we manufacture through our Resources segment at our Mountain Pass facility. We intend to allocate a portion of such rare earth minerals and products to our Chemicals and Oxides segment and our Magnetic Materials and Alloys segment as feedstock for our fully integrated downstream manufacturing facilities. We intend to enter into purchase orders and short-term sales contracts, and long-term sales contracts, with existing and new customers for planned production of rare earth minerals and products manufactured through our Resources segment and not allocated internally, but currently do not have binding contracts for a material portion of the planned production. Our ability to execute this strategy depends on the extent to which we are able to generate sufficient demand for downstream products manufactured by our Chemicals and Oxides segment and our Magnetic Metals and Alloys segment to cover the allocation of feedstock intended for these segments, and our ability to enter into contracts with existing and new customers for the unallocated portion of the rare earth minerals and products manufactured through our Resources segment. A substantial portion of our current production from the Resources segment is cerium, which is in surplus and prices for which have declined significantly since 2011. Since 2013, we have been evaluating the phosphorus-removal performance of SorbX® in full-scale trials conducted at several wastewater treatment plants. We are currently working with some of these plants to conduct long-term trials that demonstrate additional benefits of SorbX® beyond phosphorus removal. Since 2013, we have been selling limited, but growing, volumes of SorbX®. Sales of PhosFIX™ for recreational water applications have been limited, but consistent, through the end of 2014. We may not be able to increase sales of SorbX® or PhosFIX™ beyond the limited volumes.
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
We may not be able to produce sufficient volumes of products to meet the demands of existing and new customers.
We have entered into sales contracts with certain customers and are pursuing additional sales contracts with new customers for planned production of rare earth minerals and products manufactured through our Resources segment and not allocated internally. Our ability to execute our strategy depends on our ability to produce such rare earth minerals and products at sufficient quantities and quality to meet the requirements of such existing and new customers. The failure to meet the quantity and quality requirements of our existing and new customers may result in our inability to maintain such contractual relationships, which may have a material adverse effect on our financial position and results of operations.
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
As a result of the last global economic crisis, rare earth product prices declined by approximately 50% between 2008 and the end of the third quarter of 2009 before increasing during 2010 and most of 2011 and then declining since then. Pricing for REEs has experienced significant volatility over the past several years due to a number of factors: the most recent global financial crisis; a severe contraction by China, beginning in 2010, of rare earths it allowed for export; illegal mining in China; China's continuing efforts to institute stronger environmental reforms across its rare earths industry, forced industry consolidation, and constrict rare earths production; a build-up of stockpiles by rare earths consumers and government entities; product substitution; and a general lack of certainty among rare earths customers regarding the reliability of the future supply of REEs. Although current prices for all REEs other than lanthanum and cerium remain higher than historic (pre-2010) levels, sales prices for REEs, as well as demand for REEs, began to weaken in the second quarter of 2012 and have continued to decline since then. Protracted periods of low prices and demand for rare earth minerals and products such that we saw starting in 2012 could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, rare earths production operations, impair asset values and reduce our proven and probable rare earth ore reserves.
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
In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high rare earth mineral market prices generally are beneficial to our financial performance. However, strong rare earth mineral prices, as well as real or perceived disruptions in the supply of rare earth minerals, also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for rare earth minerals and products, and at the same time may incentivize development of otherwise marginal mining properties. We believe this occurred recently, when rising prices in 2011 and the first half of 2012 prompted such industrial substitution. For example, automobile manufacturers have announced plans to develop motors for electric and hybrid cars that do not require rare earth metals due to concerns about the available supply of rare earths. If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business.
Conditions in the rare earths industry have been, and may continue to be, extremely volatile, which could have a material impact on our company.
Conditions in the rare earths industry have been extremely volatile, and prices, as well as supply and demand, have been significantly impacted by a number of factors, principally changes in economic conditions and demand for rare earth materials and changes, or perceived changes, in Chinese quotas for the production and export of rare earth materials. After a spike of approximately 1,000% from the end of 2009 to the first half of 2011, average prices for most rare earths have declined significantly through the end of 2014. See the "Average Free On Board ("FOB") China $/Kg of most common REEs Oxide 99%" table in Item 1 of this Annual Report of Form 10-K for more information on rare earth prices. If conditions in our industry remain volatile, our stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline, and this could also impair our ability to find purchasers for our products at prices acceptable to us.
We operate in a highly competitive industry.
The rare earths mining and processing markets are capital intensive and competitive. Our Chinese competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and expand their facilities. Additionally, the Chinese producers have historically been able to produce at relatively low costs due to domestic economic factors. Even upon successful implementation of the new processing technologies and capabilities at our Mountain Pass facility, if we are not able to achieve anticipated costs of production, then any strategic advantages that our competitors may have over us, such as lower labor costs, could have a material adverse effect on our business.
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
The pricing and demand for our products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for rare earth products. According to IMCOA, it is estimated that China accounted for approximately 85% of global rare earths production in 2014. China also dominates the manufacture of metals and NdFeB magnets from rare earths, a capacity that is not currently found in the United States. Once we reach full planned run rates for rare earths and other planned downstream products, the increased competition may lead our competitors to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.
Changes in China's export policy may adversely affect our financial condition and results of operations.
In 1999, the government of China introduced an export quota system for the rare earths industry. In 2008, China imposed export taxes of up to 25% on selected rare earths (primarily heavy separated rare earth oxides) and up to 15% for all other rare earths (primarily light rare earth oxides). The Chinese government heightened international supply concerns beginning in August 2009, when China's Interior Ministry first signaled that it would further restrict exports of Chinese rare earth resources. Citing the importance of the availability of REEs to internal industries and the desire to conserve resources, the Chinese government announced export quotas, increased export tariffs and introduced a "mining quotas policy" that, in addition to imposing export quotas and export tariffs, also imposed production quotas and limits the issuance of new licenses for rare earths exploration. The Chinese Ministry of Foreign Commerce, or MOFCOM, increased China's export quota slightly in 2012, up to 30,996 mt of rare earth products, or approximately 3% from 2011.

In December 2014, the Chinese government announced that it would no longer impose quotas on the export of rare earths from China. However, the Chinese government also announced that government-issued licenses would be required to legally export rare earths from China, and that such exports would be allowed only through specified Chinese declaration ports. On January 21, 2015, MOFCOM announced that it intended to abolish current rare earth export duties on or before May 2, 2015.

Changes in China's policy or the interpretation of China's policy on rare earths production or the import of rare earth feedstock may adversely affect our financial condition and results of operations.
Our ability to capture the expected cost reductions in the production of rare earth products at our operations in China depends on our ability to import rare earths into China produced from our Mountain Pass facility. Restrictions by China on the production of rare earth products in China or the import of rare earths into China for the production of rare earth products would adversely affect our ability to process rare earths produced from our Mountain Pass facility in our operations in China, and may have an adverse impact on our financial condition and results of operations.
We may not successfully establish or maintain collaborative, joint venture and licensing arrangements, or establish new ones, which could adversely affect our ability to develop and commercialize our rare earth products.
A key element of our business strategy is to utilize vertical integration through further downstream processing of our rare earths into rare earth metal alloys and finished magnets for clean-energy, high-technology and defense applications. To implement this vertical integration strategy successfully, we have in the past, and may in the future, need to form joint ventures with existing magnet producers for the final production of finished rare earth magnets. In addition, other licenses that may be necessary for some of these downstream processing steps have not yet been obtained. Any failure to establish or maintain collaborative, joint venture or licensing arrangements for the production of downstream products on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize downstream rare earth products.
We have a significant amount of goodwill and other intangible assets, and any future impairment of these assets could adversely impact our results of operations.
We had goodwill of approximately $102.8 million and other intangible assets of approximately $215.9 million at December 31, 2014. The occurrence of potential indicators of impairment affecting any of our reporting units, such as a longer than anticipated soft rare earths pricing environment, loss of some end-markets for our products, our inability to meet customer demand for rare earth products, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, weak growth for some of our new applications, and delays in optimizing operations at our Mountain Pass facility that may defer our ability to enter into longer term contracts, could result in the impairment of goodwill and other intangible assets, which could adversely impact our net results of operations. We have suffered and continue to suffer from soft product pricing environments and increased stock price volatility, and, in connection with the ordinary course preparation of our financial statements, will evaluate if we will need to record additional impairment charges as required under GAAP.
Our business will be adversely affected if we do not successfully implement new processing technologies and capabilities.
Our processing technologies and capabilities are key components of our competitive strengths and are expected to contribute to low operating costs and increasing the life of the ore body at our Mountain Pass facility. We have not proven these technologies and capabilities at commercial rates over extended periods of time, and we may not be able to do so as planned. We are also working to optimize and ramp up to commercial production rates other steps in our production process, including our expanded leach system, multi-stage cracking unit and chloralkali facility. Any failure may affect our ability to achieve the expected benefits of the new technologies and may have a material adverse effect on our financial condition or results of operations.
Markets for our rare earths, zirconium or other minor metal-based products are highly competitive and characterized by rapid technological change. Our future success depends upon our ability to continue to provide products that achieve market acceptance. As technologies develop, substitutes may be developed for our products that may have an adverse impact on their marketability. Since we specialize in a limited number of products, there is a risk that their replacement by other products may have a material adverse impact on our sales, financial condition and results of operations.
Power shortages at our Mountain Pass facility may temporarily delay mining and processing operations and increase costs, which may materially adversely impact our business.
Due to its position on the regional electric grid, our Mountain Pass facility faces occasional power shortages during peak periods. Instability in electrical supply in past years has caused sporadic outages and brownouts and higher costs. Such outages and brownouts have had a negative impact on production. We have installed a natural gas powered CHP plant as part of our modernization and expansion of our Mountain Pass facility to reduce energy costs in that facility as well as minimize or eliminate our reliance on the regional electric power grid. If this CHP plant is unable to provide sufficient power for the operation of our Mountain Pass facility, we will remain subject to the effects of occasional power outages and brownouts and could experience temporary interruptions of mining and processing operations. We then may be unable to fill customer orders in a timely manner and may be subject to higher power costs at our Mountain Pass facility. As a result, our revenue could be adversely impacted and our relationships with our customers could suffer, adversely impacting our ability to generate future revenue. In addition, if power to our Mountain Pass facility is disrupted during certain phases of our rare earths extraction process, we may incur significant expenses that may adversely affect our business.
Increasing costs or limited access to raw materials may adversely affect our profitability.
We use significant amounts of HCl and other chemical reagents to process rare earths at our Mountain Pass facility. Even though we have implemented a technology at our Mountain Pass facility that allows us to recycle wastewater and produce HCl and other chemical reagents, on-site production of these materials has been hampered by quality issues with the brine feedstock that our Chlor-Alkali plant transforms into HCl and other chemical reagents necessary for the production of rare earths. However, during the fourth quarter of 2014, engineers at our Mountain Pass facility have identified a process change that, in combination with certain new equipment, should allow us to stabilize the impurity level of the brine feedstock, and restore the operational efficiency of our Chlor-Alkali plant. However, it will take several months of optimization before we can fully resume on-site production of HCl and other chemical reagents and anticipated production levels. In the meantime, we will need to purchase HCl and other chemical reagents in the open market and, as a result, we could be subject to significant volatility in the cost or availability of these chemicals. We may not be able to pass increased prices for these chemicals through to our customers in the form of price increases. In addition, we will incur additional costs to haul wastewater from the site that otherwise would be used to produce HCl and other chemical reagents at our Chlor-Alkali plant. A significant increase in the price, or decrease in the availability, of these chemicals before we produce them on site, together with additional wastewater haulage costs, could materially increase our operating costs and adversely affect our profit margins from quarter to quarter.
Our operations in China and Estonia are vulnerable to any volatility in the prices of raw materials because we do not currently have long-term raw material supply contracts. The Chinese government is aggressively monitoring and regulating rare earth mining operations. In some cases, it is shutting down or curtailing illegal or environmentally damaging mining activities. This could have an adverse impact on rare earth raw materials supply. Although we believe there is an adequate supply of rare earths feedstock for our processing facilities in China and Estonia, there is no assurance that the prices of such rare earths feedstock will not rise dramatically, in which case the increased cost of production may have a material adverse effect on our profit margins. Such rises in the prices of rare earths feedstock may be offset by increasing the prices of our rare earth related products; however, there is no assurance that the market will bear such price increases, and even if the market will bear such increases, our Chinese and Estonian businesses will have an increased cost of production since rare earths are a primary raw material. In addition, if market prices for mixed rare earth oxides and zirconium products decline, there is no assurance that raw material prices will decline sufficiently or in tandem to offset the decline in selling prices. Our Rare Metals operations are dependent on being able to secure an adequate supply of Tantalum and Gallium bearing scrap at economic prices in order to maintain and grow our Tantalum and Gallium recycling business. The inability of our Rare Metals segment to purchase Tantalum that meets the EICC requirements for Conflict Minerals, or to purchase Gallium bearing scrap at economic prices could result in a loss of sales and could materially adversely affect our financial position and results of operations.
Fluctuations in transportation costs or disruptions in transportation services could increase competition or impair our ability to supply rare earth minerals or products to our customers, which could adversely affect our results of operations.
We transport Cerium, Lanthanum, Neodymium, Praseodymium and Didymium oxide products from our Mountain Pass facility to our customers and to several of our facilities around the world. Finding affordable and dependable transportation is important because it allows us to supply customers, third parties under tolling agreements, and our operating facilities around the world. Labor disputes, work stoppages, derailments, adverse weather conditions or other environmental events and changes to rail or ocean freight systems could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.
We must process rare earths to exacting specifications in order to provide customers with a consistently high quality product. An inability to perfect the mineral extraction process to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations.
We process rare earths to meet customer needs and specifications and to provide customers with consistently high quality products and higher purity levels than previously achieved in prior mining operations at our Mountain Pass facility. An inability to perfect the mineral extraction process to meet individual customer specifications may have a material adverse effect on our financial condition or results of operations. In addition, customer needs and specifications may change with time. Any delay or failure in developing processes to meet changing customer needs and specifications may have a material adverse effect on our financial condition or results of operations.

Diminished access to water may adversely affect our operations.
Processing of rare earths at our facilities requires significant amounts of water. The technology we are optimizing at our Mountain Pass facility to significantly reduce our need for fresh water, including the proprietary production of our own HCl and sodium hydroxide from wastewater at our Chlor-Alkali plant has not yet been fully optimized. Any decrease or disruption in our available water supply until this technology is successfully optimized may have a material adverse effect on our results of operations, including significant costs to transport and dispose of waste water generated at the site.
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
In April 2012, we revised our reserve estimate based on a topography as of January 4, 2012. While our probable reserves increased, our proven reserves decreased significantly. We have updated our proven reserve estimates since then by deducting our annual production from our reserves. Revised market prices and our revised operating cost estimates could impact the level of economically recoverable reserves. Any inaccuracy in our estimates related to our rare earths reserves and non-reserve rare earths deposits could result in lower than expected revenues and higher than expected costs or a shortened estimated life for the mine at our Mountain Pass facility.
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
As of December 31, 2014, 282 employees, or approximately 59% of the workforce at our Mountain Pass facility, were represented by the United Steelworkers of America. Our contract with the United Steelworkers of America expires in March 2015. A proposal to renew the contract through March 2018 has been presented to the union for ratification. The union has not ratified the contract renewal yet, and we cannot guarantee that it will be approved. The failure of the union to renew the contract could disrupt operations at our Mountain Pass facility.
Also as of December 31, 2014, 155 employees, or approximately 28% of the workforce at our Molycorp Silmet facility, were unionized employees. Our contract with the labor union in Estonia is automatically renewed each year unless either party desires to make an amendment. A work stoppage at either or both our Mountain Pass or Molycorp Silmet facilities could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.
A shortage of skilled technicians and engineers may further increase operating costs, which may materially adversely affect our results of operations.
Efficient production of rare earth products using modern techniques and equipment requires skilled technicians and engineers. In the event that we are unable to hire, train and retain the necessary number of skilled technicians and engineers, there could be an adverse impact on our labor costs and our ability to reach full planned production levels in a timely manner, which could have a material adverse effect on our results of operations.

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
Although we maintain insurance to address certain risks involved in our business, such as coverage for property damage, business interruption and workers' compensation, there can be no assurance that we will be able to maintain insurance to cover these risks at economically feasible premiums or at all. Additionally, we cannot be certain that all claims we may make under our insurance policies will be deemed to be within the scope of, or fully covered by, our policies. Furthermore, we do not maintain coverage for losses resulting from acts of terrorism. We might also become subject to liability for environmental damage or other hazards that may be uninsurable or for which we may elect not to insure because of premium costs or commercial impracticality. Additionally, these policies contain limits of coverage and exclusions that are typical of such policies generally. The payment of such premiums, or the assumption of such liabilities, may have a material adverse effect on our financial position and results of operations.
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
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014, and oral arguments on the Motion to Dismiss were heard on January 16, 2015. The Delaware Chancery Court's decision on the Motion to Dismiss is pending.

Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The motion to say was filed and fully briefed. The Colorado Federal District Court granted the defendants' Motion to Stay all of the Colorado derivative lawsuits pending resolution of the purported Colorado class action lawsuit, and further stayed the new Colorado derivative lawsuit pending resolution of the purported New York class action lawsuit. The Colorado Federal District Court subsequently administratively closed all of the Colorado derivative lawsuits.
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also names us and certain of our current and former executive officers. The Consolidated Amended Class Action Complaint alleges claims for relief arising out of alleged securities fraud in violation of the Exchange Act, during a purported class period from February 21, 2012 through October 15, 2013. Our Motion to Dismiss the consolidated lawsuit was filed on August 13, 2014. On March 12, 2015, the Federal Court for the Southern District of New York issued an order dismissing the lawsuit with prejudice. The plaintiffs have 14 days to move for reconsideration of the order, and 30 days from the date of entry of the judgment by the Court clerk to file a notice of appeal with the U.S. Court of Appeals for the Second Circuit. We believe that this lawsuit is without merit, and we intend to continue to vigorously defend ourselves against these claims.
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
We sell to customers outside of the United States from our United States and international operations. International shipments account for a significant portion of our sales.
There are a number of additional risks associated with international business activities, including:

•
burdens to comply with multiple and potentially conflicting foreign laws and regulations, including import and export requirements, tariffs and other barriers, customs regulations, environmental health and safety requirements and unexpected changes in any of these factors;

•	restrictions on production and export quotas granted by the Chinese government for our Chinese operations;

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
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations, we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
Additionally, in connection with the disclosure requirements mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain of our customers have requested that we certify whether any "conflict minerals" (as such term is defined in Section 1502) used in the manufacturing of our rare earth products come from the Democratic Republic of the Congo (or an adjoining country). In January 2014, our Molycorp Silmet facility received a certification by the EICC that its purchases of tantalum comply with the CFS program assessment protocol through July 2015. During the period we were conducting the analysis of our supply chain that led to this certification, we lost Tantalum sales to competitors who had already received EICC certifications. Delays in resuming Tantalum sales to the customers we have lost to competitors during the analysis of our supply chain could continue to adversely affect the results of operations in our Rare Metals segment in the near future.
Our international operations in China and Thailand are subject to a number of special risks including trade barriers, exchange controls and restrictions on currency conversion, political risks and risks of increased duties, customs regulations, taxes, tariffs and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies such as embargos. A change in policies by the Chinese or Thai governments could adversely affect our investment in those countries by, among other factors, changes in laws or regulations or changes in the interpretation thereof. Despite the activity and progress in developing their legal systems, neither China nor Thailand has a system of laws as comprehensive as in Canada or the United States.
Our financial results are reported in U.S. dollars, which is subject to fluctuations in respect of the currencies of the countries in which we operate. We expect our revenues to be earned in a number of different currencies. Accordingly, fluctuations in the exchange rates of world currencies could have a positive or negative effect on our reported results on a consolidated basis. Given the constantly changing currency exposures and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future operating results. There can be no assurance that we will not experience currency losses in the future, which could have a material adverse effect on our business, revenues, operating results and financial condition. In the event of a change in the value of the Chinese Renminbi relative to the U.S. dollar, there is no assurance, due to competitive pressure, of a corresponding change in selling prices of our products. We export a significant portion of our products from China. These exports are invoiced and paid for primarily in U.S. dollars.
We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are increasingly dependent upon information technology systems in the conduct of our business and operations. We have taken measures to protect the integrity of our technology infrastructure and the privacy of confidential information. However, our information technology systems are vulnerable to disruption, damage or failure from a variety of sources, including, without limitation, physical or electronic break-ins, viruses and other disabling devices, security breaches, cyber attacks, defects in design, and natural disasters such as fire, floods, earthquakes, power loss and telecommunications failures. Damage, disruption, or failure of one or more of our information technology systems may result in interruptions to our operations. In addition, if a person or entity circumvents our security measures, they could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. As a result, we may be required to make substantial additional investments and efforts to protect against or remedy security breaches. Such systems failures or security breaches could damage our reputation and expose us to a risk of loss or liability.
We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. We continue to implement a new enterprise software that we will use for our marketing, sales, manufacturing, logistics, customer service and accounting functions. If we are not able to successfully implement our new enterprise software in a timely manner across our operating segments, including our international operations, such failure could have a material adverse effect on our business, financial position and results of operations and could adversely impact the effectiveness of our internal controls over financial reporting.
Risks Relating to Our Debt
Our substantial debt could adversely affect our financial health and prevent us from fulfilling our debt service and other obligations.

We have substantial debt and, as a result, we have significant debt service obligations. As of December 31, 2014, our total consolidated indebtedness was approximately $1.7 billion (excluding capital lease obligations of $22.4 million and without giving effect to the equity component of our 3.25% Convertible Senior Notes due 2016, our 6.00% Convertible Senior Notes due 2017, or our 5.50% Convertible Senior Notes due 2018, which we refer to together as our "convertible notes" or any debt discount). Our substantial debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our financial obligations under our debt and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•
prevent us from raising the funds necessary to repurchase our senior secured notes tendered to us if there is a change of control, which would constitute a default under the indenture governing our senior secured notes;

•
prevent us from raising the funds necessary to repurchase our convertible notes if our common stock is delisted from the New York Stock Exchange, or NYSE, which would constitute an event of default under the indentures governing our convertible notes;

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•
limit or eliminate our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit the ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have less debt;

•	make it more difficult to enter into contracts for the sale of our products to existing and new customers;

•	make it more difficult for us to obtain goods and services on commercially reasonable terms or at all;

•	limit management's discretion in operating our business;

•	make it more difficult to attract and retain employees with the training, skills and experience necessary to operate our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.
We and our subsidiaries may be able to incur additional debt in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
Our ability to make scheduled payments on or to refinance or restructure our debt obligations and to fund planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, given our substantial level of debt we will need to refinance or restructure all or a portion of our debt, and we cannot assure you that we will be able to refinance or restructure any of our debt on commercially reasonable terms or at all. If we are unable to restructure or refinance our debt we may not be able to continue as a going concern.
Certain of our debt obligations contain covenants that are subject to interpretation. Although we do not believe we are in breach of any such covenants, if a creditor under any such debt obligations decides to declare a breach of any such covenant, then such creditor could exercise its rights under the applicable debt obligations, which will trigger cross-defaults in other debt obligations. Such actions by creditors could require repayment of our debt before maturity, and we cannot assure you that we will be able to meet such repayment obligations.

Restrictive covenants in the indenture governing our senior secured notes and the agreements entered into as part of the 2014 Financings, and the agreements governing our other indebtedness will restrict our ability to operate our business.
The senior secured indenture governing our senior secured notes, and the credit agreements entered into as part of the 2014 Financings each contains, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or a material portion of our assets. The credit agreements entered into as part of the 2014 Financings contain provisions limiting our ability to access the remaining unused portion of the allocated funds if we do not meet the following targets: (a) consolidated adjusted EBITDA of no less than $20.0 million for each of two consecutive fiscal quarters, and (b) evidence that production at our Mountain Pass facility is equal to or greater than 4,000 mt for each of two consecutive fiscal quarters, in each case prior to, but including, the fiscal quarter ending on March 31, 2016. Certain springing maturity obligations may be triggered under the credit agreements entered into as part of the 2014 Financings in the event certain of our unsecured debt is not refinanced or repaid within certain specified time frames. Additionally, any asset-based credit facility may require us to maintain certain financial ratios. A breach of any of these covenants could result in a default thereunder, which could allow the lenders to declare all amounts outstanding under the applicable debt immediately due and payable. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.
Certain of the equipment at our Mountain Pass facility is subject to lease obligations that may restrict our ability to operate our business.
As part of the 2014 Financings, we entered into a sale and leaseback transaction with regard to certain equipment critical to the operation of our Mountain Pass facility. A failure to make scheduled lease payments, or a breach of any of the other covenants related to this transaction could result in a default thereunder, which could allow the lessor to remove the leased equipment from our Mountain Pass facility. The removal of such equipment would limit or eliminate our ability to continue operations at our Mountain Pass facility, which may have a material adverse effect on our financial position and results of operations.
Risks Related to Ownership of Our Common Stock
If we do not continue to meet the listing standards established by the New York Stock Exchange, our common stock may not remain listed for trading.
The NYSE Regulation, Inc. has established certain quantitative and qualitative standards that companies must meet in order to remain listed for trading on the NYSE. We have received notice that we are not in compliance with the continued listing standards of the NYSE, because the current trading price for our common stock is below the minimum listing requirements. We are taking actions to meet the compliance standards for continued listing on NYSE. However, we cannot guarantee that we will be able to meet the necessary requirements for continued listing, and therefore we cannot guarantee that our common stock will remain listed for trading on the NYSE or other similar markets.
If we fail to meet the necessary requirements for our common stock to remain listed on the NYSE or other similar markets, then we will be obligated to offer to repurchase all of our outstanding convertible notes. Our failure to make such an offer or repurchase any tendered convertible notes will result in an event of default under the indentures governing the convertible notes. Any such default will trigger a cross-default on our other debt obligations, including the 2014 Financings. Our inability to cure any such defaults, including the prepayment of our debt obligations, would have a material adverse effect on our financial position and results of operations.
The price of our common stock may fluctuate significantly. Accordingly, stockholders could lose all or part of their investment.
The market price of our common stock has been, and is likely to continue to be, highly volatile and may be influenced by many factors, some of which are beyond our control, including:

•	the extremely volatile rare earths industry;

•	our quarterly or annual earnings or those of other companies in our industry;

•	loss of a large customer;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure to comply with accounting standards applicable to us or to maintain effective internal control over financial reporting;

•	inability to service our debt;

•	failure to meet the conditions necessary to remain listed for trading on the NYSE or other similar markets;

•	general economic conditions;

•	the failure of securities analysts to cover our stock or changes in financial estimates by analysts;

•	future sales of our common stock; and

•	other factors described in this "Risk Factors" section.
Our common stock price has been particularly affected by the volatility in the rare earths industry, as the high and the low sales price of our common stock in the period since we went public in July 2010 through January 2015 has ranged from a low of $0.28 to a high of $79.16. If conditions in our industry remain volatile, our common stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur as a result of the conversion into shares of our common stock of: (a) our convertible notes; (b) the warrants we issued to Oaktree as part of the 2014 Financings to purchase up to an aggregate of 24,477,359 shares of our common stock, which we refer to as the Oaktree warrants; or (c) the perception that any such exchange or conversion could occur, could depress the market price of our common stock. In addition, in December 2014, our Board of Directors approved the engagement of an independent investment bank and advisory firm to advise us in pursuing various financing alternatives to secure a more sustainable capital structure. While we are evaluating a number of alternatives, we may seek to convert a significant portion of our outstanding debt to equity, which could result in substantial dilution to our existing common stockholders.
As of March 13, 2015, we had 277,955,182 shares of our common stock outstanding. All of these shares are freely tradable, except for any shares held by our "affiliates" as defined in Rule 144 under the Securities Act. Additionally, as of December 31, 2014, up to 57,239,439 shares of our common stock, subject, in each case, to anti-dilution, make-whole and other adjustments, will be issuable upon conversion of our convertible notes. The common stock issuable upon conversion of our convertible notes will be freely tradeable. In addition, pursuant to the 2014 Financings, we have an obligation to register the shares of common stock issuable upon Oaktree's exercise of the Oaktree warrants.
Certain holders of shares of common stock are entitled to rights with respect to the registration under the Securities Act of such shares of common stock. These registration rights are contained in a registration rights agreement entered into with the former members of Molycorp, LLC in connection with our Corporate Reorganization. In addition, the 3,930,494 shares reserved for future issuance under our Molycorp, Inc. 2010 Equity and Performance Incentive Plan, as of December 31, 2014, would become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.
The availability of shares of our common stock for sale in the future could reduce the market price of our common stock and would be dilutive to our existing common stockholders.
In the future, we may issue additional securities to raise capital or in exchange for our debt. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock in addition to our convertible notes. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock. In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.
We do not intend to pay dividends on our common stock, in the foreseeable future.
For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board and will be dependent upon then existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board considers relevant. Accordingly, holders of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their shares of common stock.
Our ability to use our net operating loss carryforwards in the United States may be subject to limitation due to significant changes in the ownership of our common stock.
As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $538.0 million. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other tax attributes to offset its post-change income may be limited. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of our common stock. It is possible that past and future transactions involving our common stock will cause an ownership change to occur that would limit our ability to use any net operating loss carryforwards and other tax attributes.
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
Our convertible notes and the Oaktree warrants may adversely affect the market price of our common stock.
The market price of our common stock is likely to be influenced by our convertible notes and the Oaktree warrants. For example, the market price of our common stock could become more volatile and could be depressed by:

•
investors' anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of our convertible notes or the issuance of shares of our common stock pursuant to the Oaktree warrants; and

•	hedging or arbitrage trading activity that may develop involving our convertible notes, the Oaktree warrants and our common stock.
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
We are subject to numerous and detailed international, national, federal, state and local environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, greenhouse gas, or GHG, emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, including the protection of endangered species, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, the discharge of materials into the environment and groundwater quality and availability. Our operations in Europe are subject to the environmental laws and regulations applicable to European Union member countries. These requirements may result in significant costs, liabilities and obligations, impose conditions that are difficult to achieve or otherwise delay, limit or prohibit current or planned operations. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other sanctions. Pursuant to such requirements, we may also be subject to third-party claims, including for damages to property or injury to persons arising from our operations. Moreover, these environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. For example, GHG emission regulation is becoming more rigorous. As a result of our expansion at our Mountain Pass facility, we are required to report annual GHG emissions from our operations and to comply with the GHG cap and trade regulations promulgated by the state of California. The U.S. Congress is considering various legislative proposals to address climate change. In addition, the U.S. Environmental Protection Agency has issued regulations, including the "Tailoring Rule," that subject GHG emissions from certain stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs, any of which could adversely affect our business, financial condition, reputation, operating performance and product demand. Any future changes in these laws, regulations or permits (or the interpretation or enforcement thereof) or any sanctions, damages, costs, obligations or liabilities in respect of these matters could have a material adverse effect on our business, results of operations and financial condition.
Our operations comprising a significant portion of our Chemicals and Oxides, Magnetic Materials and Alloys, and Rare Metals segments, are subject to numerous and increasingly rigorous international, national, federal, state and local laws, regulations and permits affecting the mineral processing industry, including those pertaining to employee health and safety, environmental permitting and licensing, air quality standards, GHG emissions, water usage and disposal, pollution, waste management, plant and wildlife protection, handling and disposal of radioactive substances, remediation of soil and groundwater contamination, and the discharge of materials into the environment. Pursuant to certain environmental laws, regulations and permits, we may be subject to claims for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media, in addition to claims we may be subject to as it relates to our mining and mineral recovery operations at the Mountain Pass facility. Our failure to comply with these laws and regulations, or changes in such laws and regulations or the interpretation or enforcement thereof, and to obtain such permits could have a material adverse effect on our business, financial condition and results of operations. Specifically, we are subject both to Chinese national and local environmental protection regulations that currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for discharges exceeding the standards, and provide for the closure of any facility which fails to comply with orders requiring it to cease or remedy certain activities causing environmental damage.
We are subject to the Occupational Safety and Health Act of 1970, the Federal Mine Safety and Health Act of 1977, the California Labor Code and regulations adopted pursuant thereto, and various regulations applicable in the other countries where we operate, which impose stringent health and safety standards on numerous aspects of our operations.
Operations at our Mountain Pass facility are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, and the regulations adopted by the California Occupational Safety and Health Administration, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our operations at our U.S. facilities are also subject to the Occupational Safety and Health Act of 1970. Our operations outside the U.S. are subject to local health and safety requirements.

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
Our operations currently use, and in the past have used, hazardous materials and generate, and in the past have generated, hazardous and naturally occurring radioactive wastes. Our Molycorp Silmet facility in Estonia has a long history of industrial use, including uranium ore and alum shale processing, as a result of which its operations may have impacted the environment. In addition, our Estonian operations require the management and disposal of radioactive wastes. Our Mountain Pass facility has been used for mining and related purposes since 1952, and contamination is known to exist around the facility. We may be subject to claims under environmental laws, regulations and permits for toxic torts, natural resource damages and other liabilities, as well as for the investigation and remediation of soil, surface water, groundwater and other environmental media. Our Mountain Pass facility is currently subject to an order issued by the Lahontan Regional Water Quality Control Board pursuant to which we have conducted various investigatory and remedial actions, primarily related to certain onsite impoundments, including groundwater monitoring, extraction and treatment and soil remediation. We are still in the process of delineating the extent of groundwater contamination at and around the facility and cannot assure you that we will not incur material costs relating to the remediation of such contamination. In addition to claims arising out of our current or former properties, such claims may arise in connection with contaminated third-party sites at which we have disposed of waste. As a matter of law, and despite any contractual indemnity or allocation arrangements or acquisition agreements to the contrary, our liability for these claims may be joint and several, so that we may be held responsible for more than our share of any contamination, or even for the entire share. These and similar unforeseen impacts that our operations may have on the environment, as well as human exposure to hazardous or radioactive materials or wastes associated with our operations, could have a material adverse effect on our business, reputation, results of operation and financial condition.
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
We are generally obligated to restore property after it has been mined in accordance with regulatory standards and our approved reclamation plan for our Mountain Pass facility, which is the only Molycorp operating facility where mining takes place. We are required under federal, state and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The failure to acquire, maintain or renew such assurances, as required by federal, state and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such failure could result from a variety of factors, including:

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
In addition, the most effective patent covering our manufacturing of Neo Powders™ expired in July 2014. While we hold a wide range of additional patents and patent applications covering bonded magnets made with Neo Powders™ whose expiration dates extend (and in the case of patent applications, will extend, if issued) beyond 2014, none are of an equally essential nature as our fundamental patent that expired in 2014. As a result, we may face increased competitive pressure, and we may be unable to defend against new competitors entering the marketplace for bonded magnets made with Neo Powders™ or maintain our existing pricing of Neo Powders™.

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

•	be required to pay substantial royalties or grant a cross-license to our intellectual property to another intellectual property holder; or

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
Mountain Pass, California
Background
Molybdenum Corporation of America began rare earths mining operations at the Mountain Pass facility in 1952. Rare earths production at the Mountain Pass facility, as well as milling and separation processes, continued under Unocal Corporation, which purchased Molybdenum Corporation of America in 1977, until 1998. In 1998, most rare earths separation operations at the Mountain Pass facility were suspended, primarily due to leaks in a wastewater pipeline that transported waste salt water to evaporation ponds on the Ivanpah dry lake bed. Mining and milling operations continued until 2002 when those operations were also placed on standby due to softening prices for rare earths, a lack of additional tailings disposal capacity and delays in obtaining permits required for the new paste tailings storage facility. Unocal Corporation thereafter sold or otherwise disposed of substantially all of the mining equipment at the Mountain Pass facility (e.g., loaders, haul trucks, etc.) prior to being acquired by Chevron Corporation in 2005. Rare earths separation operations resumed at the Mountain Pass facility in 2007 when Chevron Mining Inc., a wholly-owned subsidiary of Chevron Corporation, reactivated a portion of the plant using stockpiled rare earth concentrates as a feedstock. Since 2007, the operation has produced a range of rare earth products, including products containing Lanthanum, Cerium, Neodymium and Praseodymium. On September 30, 2008, we acquired the Mountain Pass, California rare earths deposit and associated assets from Chevron Mining Inc. through Rare Earth Acquisitions LLC (which was later renamed Molycorp Minerals, LLC). The acquisition by us excluded certain assets and liabilities, including certain liabilities related to environmental and employment matters, that were retained by Chevron Corporation. Active mining at Mountain Pass recommenced in December of 2010, for the first time since 2002.
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
Our Mountain Pass facility is located approximately 60 miles southwest of Las Vegas, Nevada near Mountain Pass, San Bernardino County, California. The facility straddles Interstate 15 and may be accessed by existing hard-surface roads, which we use to transport products to our customers using commercial vehicles. The facility consists of approximately 2,222 acres of fee land, of which approximately 809 acres are currently in use (e.g., existing buildings, infrastructure or active disturbance). The lands surrounding our Mountain Pass facility are mostly public lands managed by the Bureau of Land Management and the National Park Service. In addition to the 2,222 acres we hold in fee, we also hold 527 unpatented lode and mineral mining claims and mill sites under the provisions of The Mining Law of 1872. We acquired mineral rights for our permitted mine operations at our Mountain Pass facility with the purchase of the Mountain Pass, California rare earths deposit and associated assets from Chevron Mining Inc. in 2008. Our mineral rights, surface rights and mining claims are currently not subject to royalties or encumbrances, although we are responsible for making annual maintenance and tax payments on our unpatented mill sites and on our mining claims, and we pay taxes on our fee land. These mining claims and mill sites could provide land for mining, ancillary facilities and expansion capacity around our Mountain Pass facility.
We hold conditional use and minor use permits from the County of San Bernardino, which currently allow continued operations of our Mountain Pass facility through 2042. With the exception of certain building permits, we have secured all permits necessary to allow construction and operations at our Mountain Pass facility, including permits to operate specific facilities or operating units from the Lahontan Regional Water Quality Control Board and the Mojave Desert Air Quality Management District.
Rare Earths Reserves and Non-Reserve Deposits
The REEs deposit at our Mountain Pass facility is located within an uplifted block of Precambrian metamorphic and igneous rocks that are bounded to the south and east by basin-fill deposits in California's Ivanpah Valley. The two main groups of rocks in the Mountain Pass area are Early Proterozoic metamorphic rocks and Middle Proterozoic ultrapotassic rocks and carbonatites. The carbonatites hosts REEs mineralization and have been divided by geologists at Mountain Pass into six types:
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

Methodology
Our Mountain Pass facility has been subject to drilling since the beginning of mining operations in 1952. We also maintain detailed geologic logs, on-site assay records and databases and geologic cross-sections. When estimating proven and probable reserves, however, we rely on the interpretations made during prior mining campaigns at our Mountain Pass facility, the U.S. Geological Survey and various consulting companies, including SRK Consulting (U.S.), Inc., or SRK Consulting, to identify the regional and mine area geology and hydrogeology, regional and local structure, deposit geology, current pit slope stability conditions and REE recoveries.
Proven Reserves. SRK Consulting compiled a drill hole database from prior and new drilling at our Mountain Pass facility. To be classified as proven reserves, block model blocks were estimated using a minimum of two drillholes, which are at a maximum average distance of 50ft. The sample data for proven ore reserves consists of survey data, lithologic data and assay results.
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
Results
We and SRK Consulting estimated proven reserves as of January 2012 of 26.3 million pounds of REO contained in 0.156 million tons of ore, with an average ore grade of 8.45%, and probable reserves of 2.91 billion pounds of REO contained in 18.267 million tons of ore, with an average ore grade of 7.98%, in each case using a cut-off grade of 5.0% REO, at our Mountain Pass mine. This compares with a previous 2010 estimate of proven reserves of 88.0 million pounds of REO contained in 0.480 million tons of ore, with an average ore grade of 9.38%, and probable reserves of 2.12 billion pounds of REO contained in 13.1 million tons of ore, with an average ore grade of 8.20%, in each case using a cut-off grade of 5.0%. The reduction in the proven reserves estimation and the increase in the probable reserves estimation, from the 2010 to the 2012 study is primarily due to the use of additional drilling data combined with the advantage of performing the new study from a deeper observation point at the bottom of the mine pit. The January 2012 reserve estimation includes an expanded pit boundary. The expansion of the ultimate pit boundary and the associated increase in the size of the overburden stockpiles will require the modification of our existing mining permits after 2021. Based on our estimated reserves and design annual production capacity of approximately 19,050 mt of REO, our expected mine life is in excess of 30 years. SRK Consulting made the following assumptions to arrive to the January 2012 estimates:

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

Rare Earth Products	Price(1)
(US$/kg)
Non-Metal Products
Lanthanum oxide	6.60
Cerium oxide for glass applications	4.09
Cerium oxide for water filters	13.20
SorbXTM	9.90
Europium oxide	473.00
Metal Products
Lanthanum	13.20
Neodymium	37.99
Praseodymium	37.99
Metal Alloys
NdFeB	35.20
Samarium cobalt	50.60
_______________________________________________________________________________

(1)	Prices for certain rare earth products have increased, while some have decreased from those used by SRK Consulting in its engineering study.

The prices set forth in the following table, are primarily based on information from Metal-Pages and alloy pricing formulas as of December 31, 2014.

Rare Earth Products	December 31, 2014
	(US$/kg)
Lanthanum oxide	4.10
Cerium Oxide for glass applications	3.65
Europium oxide	545.00
Lanthanum metal	8.30
Neodymium metal	79.00
Praseodymium metal	151.00
NdFeB alloy	36.00	(a)
Samarium Cobalt alloy	60.00	(a)
_______________________________________________________________________________

(a)	Molycorp average market price estimates.
There are numerous uncertainties inherent in estimating quantities and qualities of REO reserves and non-reserve REO deposits and costs to mine recoverable reserves, including many factors beyond our control. We will periodically evaluate our REO reserve and non-reserve REO estimates. This will typically be done in conjunction with expanded, phased drilling programs. Cores are analyzed by geologists to determine mineral types and to identify geological anomalies. Samples along the length of the core are logged and analyzed for total rare earths content, rare earths distribution and mineralogy. This data is entered into a master database and statistically analyzed. The resulting information is used to enhance the mine plan. We also gain information from blast hole cuttings. The estimates of REO reserves and non-reserve REO deposits as to both quantity and quality will also be updated to reflect new drilling or other data received. Estimates of economically recoverable REO reserves, however, necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

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

The following table reconciles our proven and probable reserves over the three-year period ended December 31, 2014:

	Proven + Probable Reserves (1)
	Tons (in thousands)	Average Grade
January 4, 2012	18,423	7.98%
Production	(106)	8.10%
December 31, 2012 (2)	18,317	7.99%
Production	(231)	8.07%
December 31, 2013 (2)	18,086	8.03%
Production	(257)	7.26%
December 31, 2014 (2)	17,829	8.10%
(1) In dry tons
(2) Molycorp's reconciliation

Annual Production Data

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

The new flotation plant, which was commissioned in the second quarter of 2012, had a recovery rate of approximately 47% in 2012, 50.2% in 2013 and 48.8% in 2014. The 2012 recovery rate represents start-up conditions.

The following table presents statistics for our mining through flotation processes for the three-year period ended December 31, 2014. Tonnages are accurate to within + or - 5% for all stockpile surveys and belt scale totalizers.

	Tons (in thousands)	Average Grade
Ore stockpiles - 12/31/12	54	7.40%
Ore mined	231	8.07%
Ore milled	(234)	7.92%
Ore stockpiles - 12/31/13	51	8.03%
Adjustment to ore milled in 2013	2	8.03%
Ore mined	257	4.19%
Ore milled	(252)	3.66%
Ore stockpiles - 12/31/14	58	8.28%

Concentrate production 2012	6	50.34%
Concentrate stockpile - 12/31/12	2	49.06%
Concentrate production 2013	11	50.20%
Concentrate stockpile - 12/31/13	5	55.34%
Concentrate production 2014	11	48.87%
Concentrate stockpile - 12/31/14	1	55.00%

Molycorp Silmet
Our Molycorp Silmet facility consists of various manufacturing, research and administration buildings located on 67 acres of land in Estonia, approximately 200 kilometers from Tallinn, the Estonian capital. At Molycorp Silmet, we transform REEs into rare earth products and have a longstanding experience in the manufacturing of Niobium and Tantalum rare metal products. As of December 31, 2014, we have the capacity to produce up to 3,000 mt of rare earth products and up to 700 mt of rare metals per year. The main equipment we utilize for our production at Molycorp Silmet include electron beam furnaces, shaft furnaces for aluminothermy reduction, rotary tube furnaces, REO and rare metals solvent extraction lines, and various precipitation tanks. Molycorp Silmet is certified in ISO 9001:2000, ISO 14001:2004 and OHSAS 18001. In January 2014, our Molycorp Silmet facility received a certification by the EICC that its purchases of Tantalum comply with the CFS program assessment protocol through July 2015. Molycorp Silmet is also a member of iTRi’s iTSCi initiative for the responsible purchasing of non-conflict raw materials.
MMA
The MMA facility includes various manufacturing, research, and administration buildings situated on seven acres of land in Tolleson, Arizona, which is just south of Interstate 10 about 15 miles west of Phoenix, Arizona's Sky Harbor Airport. At our MMA facility, we utilize vacuum induction melting furnaces to produce a wide variety of rare earth alloys, complex custom-made alloys, and non-rare earth products containing exotic alloys, such as Ni-based and Co-based superalloys and experimental binary and ternary alloys for universities and governmental agencies. Our MMA facility has the installed capacity to produce approximately 1,350 tons of ingot cast alloys and 750 tons of strip cast alloys per year. MMA is ISO 9001:2008, ISO 14001:2004 and OHSAS 18001 certified.
Molycorp Magnequench (Tianjin)
Molycorp Magnequench (Tianjin) Co., Ltd., or MQTJ, is a magnetic powder manufacturing and alloy production plant situated on approximately 15 acres of land about 90 kilometers south-east of Beijing. The magnetic powder manufacturing facility utilizes 12 proprietary, highly sophisticated meltspinning machines, or jet casters. The MQTJ facility is ISO/TS16949:2009, ISO 9001:2008, ISO 14001:2004, ISO/IEC 27001, OHSAS18001:2007 and QC080000:2005 certified.
Molycorp Magnequench (Korat)
Molycorp Magnequench (Korat) Co. Ltd., or MQK, is a magnetic powder and alloy manufacturing facility situated on approximately six acres of land about 250 kilometers northeast of Bangkok. In 2006, the facility changed its name from Advanced Magnetic Materials (Thailand) Co., Ltd. , or AMMT, to Magnequench (Korat) Co., Ltd. Prior to the AMR-Magnequench merger in 2005, this facility manufactured magnetic powders using a process that was similar but not identical to that used by MQTJ. Subsequent to the AMR-Magnequench merger, it was determined that this facility be retrofitted to produce magnetic powder of the same specifications as MQTJ. The retrofit, involving the replacement of existing jet casters at MQK with Magnequench jet casters, was completed in early 2007 and commercial production commenced. The MQK facility is ISO 9001:2008, ISO 14001:2004, OHSAS18001:2007, IECQ HSPM QC 080000:2012, and Underwriters Laboratories, or UL, Product RoHS certified. MQK plans to be certified for ISO5001:2011 in 2015 and ISO/TS16949:2009 in 2016.
Molycorp Zibo
Our Molycorp Zibo facility is a rare earths and zirconium processing plant located approximately 21 kilometers from the center of Zibo, an industrial center in Shandong Province, China. The plant site consists of 18 buildings on 15 acres. Molycorp Zibo refines a light mixed rare earth carbonates and/or chloride feed, manufactures light rare earths of high purity, and produces a line of high quality zirconium products and mixed oxides. Molycorp Zibo has received certifications in: ISO9001:2008, ISO14001:2004 and OHSAS18001:2007.
Molycorp Jiangyin
Our Molycorp Jiangyin facility is a rare earths processing plant, located approximately 150 kilometers from Shanghai, in the city of Jiangyin, Jiangsu Province, China. The plant consists of 25 buildings on approximately 20 acres. Molycorp Jiangyin refines ion adsorption clay concentrates to produce a range of heavy rare earth products which are sold to customers in high-tech industries in international and Chinese markets, which manufacture products such as permanent magnets, electronic components, display phosphors and optical glass. Molycorp Jiangyin received certifications for ISO 9001:2008, ISO14001:2004 and OHSAS18001:2007.

Molycorp Peterborough
Located in Peterborough, Ontario, Canada approximately 140 kilometers northeast of Toronto, the plant site consists of one building on approximately 1.7 acres. The plant is a hydrometallurgical plant recovering Gallium and Indium rare metals from low grade manufacturers waste and residue.
Molycorp Blanding
Located in Blanding, Utah, approximately 500 kilometers southeast of Salt Lake City and accessible by highway, the plant site consists of three buildings on approximately 40 acres. Here, furnace technology is utilized to recover Gallium from high purity Gallium arsenide scrap. Purities for this secondary Gallium rare metal are in the 4N to 8N range. The facility also: (i) upgrades primary gallium from various global producers into the 6N to 8N purity range; (ii) produces Gallium nitrate and; (iii) produces Gallium oxide. It is ISO9001:2000 certified and completed a surveillance audit in January 2010 meeting its ISO 9001:2008 qualifications.
Molycorp Rare Metals Oklahoma
Located in Quapaw, Oklahoma, the plant site consists of three buildings on five acres of land. The facility, formerly known as Gallium Compounds, is recognized as a leading manufacturer of Gallium tri-chloride. We own 80 percent of this production facility with the remaining 20 percent owned by the founders of Gallium Compounds.
Molycorp Hyeongok
Located in the Hyeongok Industrial Zone, this is our Gallium tri-chloride production facility located in the Republic of Korea. This manufacturing facility is strategically situated in the heartland of Korea’s booming LED industry. This plant supplies Asian markets as well as serves as a back-up for the plant located in Quapaw, Oklahoma.
Buss & Buss Facility
Located in Sagard, Germany and approximately 300 kilometers north of Berlin, Germany, this joint venture facility recycles Tantalum scrap using primarily a pyrometallurgical process to produce Tantalum metal. This plant also recycles rhenium from superalloys, producing both catalyst grade and high purity Rhenium metal pellets. The plant site consists of two attached buildings on approximately 1.1 acres. We own 50.1% of the joint venture that owns this facility, with the remainder owned by one of the founders.
Corporate Offices
We lease the office space for our corporate offices in Greenwood Village, Colorado, Toronto - Ontario, Canada and Beijing, China. Those leases expire in November 2016, August 2017 and July 2015, respectively, all subject to renewal options.

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
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014, and oral arguments on the Motion to Dismiss were heard on January 16, 2015. The Delaware Chancery Court's decision on the Motion to Dismiss is pending.
Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The motion to say was filed and fully briefed. The Colorado Federal District Court granted the defendants' Motion to Stay all of the Colorado derivative lawsuits pending resolution of the purported Colorado class action lawsuit, and further stayed the new Colorado derivative lawsuit pending resolution of the purported New York class action lawsuit. The Colorado Federal District Court subsequently administratively closed all of the Colorado derivative lawsuits.
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also names us and certain of our current and former executive officers. The Consolidated Amended Class Action Complaint alleges claims for relief arising out of alleged securities fraud in violation of the Exchange Act, during a purported class period from February 21, 2012 through October 15, 2013. Our Motion to Dismiss the consolidated lawsuit was filed on August 13, 2014. On March 12, 2015, the Federal Court for the Southern District of New York issued an order dismissing the lawsuit with prejudice. The plaintiffs have 14 days to move for reconsideration of the order, and 30 days from the date of entry of the judgment by the Court clerk to file a notice of appeal with the U.S. Court of Appeals for the Second Circuit. We believe that this lawsuit is without merit, and we intend to continue to vigorously defend ourselves against these claims.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Price Range
Our common stock is listed on the NYSE under the symbol "MCP", but has been assigned a "BC" indicator to signify that we are not currently in compliance with the NYSE continued listing standards. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE.

	Low	High
Year ending December 31, 2014
Fourth Quarter	$0.64	$1.63
Third Quarter	1.14	2.63
Second Quarter	2.39	5.15
First Quarter	4.55	6.45
Year ending December 31, 2013
Fourth Quarter	4.51	7.59
Third Quarter	5.66	8.06
Second Quarter	4.70	7.92
First Quarter	5.07	11.81
Holders of Record
As of March 13, 2015, there were approximately 285 holders of record of our common stock. This number does not include the shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one record holder.
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

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data was derived from Molycorp, Inc.'s audited consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. This selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, and our "Financial Statements and Supplementary Data" in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
Summary Statement of Operations Data	2014	2013	2012 (a)	2011 (b)	2010
	(In thousands, except for share and per share data)
Revenues	$475,612	$554,390	$527,696	$396,831	$35,157
Gross (loss) profit	(99,587)	(67,168)	18,822	218,941	666
Operating (loss) income	(450,871)	(356,691)	(466,149)	152,866	(51,178)
Net (loss) income attributable to Molycorp stockholders	(604,934)	(374,383)	(481,169)	117,526	(50,774)
Weighted average shares outstanding (common stock) (c):
Basic	224,978,752	174,528,717	107,064,892	83,454,221	62,332,054
Diluted	224,978,752	174,528,717	107,064,892	85,220,017	62,332,054
(Loss) income per share of common stock (d):
Basic	$(2.70)	$(2.21)	$(4.60)	$1.29	$(0.81)
Diluted	(2.70)	(2.21)	(4.60)	1.27	(0.81)

	December 31,
Summary Balance Sheet Data	2014	2013	2012	2011	2010
	(In thousands)
Property, plant and equipment, net	$1,707,970	$1,762,874	$1,544,304	$561,628	$93,966
Intangible assets, net and goodwill	318,679	559,617	690,680	6,504	639
Total assets	2,575,986	3,006,802	2,992,535	1,255,125	479,560
Debt and capital lease obligations	1,572,341	1,380,278	1,228,436	198,061	—

	Year Ended December 31,
Other Financial Data	2014	2013	2012	2011	2010
	(In thousands)
Capital expenditures (e)	$86,158	$379,312	$791,469	$302,180	$33,129
_________________________________________________________________________

(a)	Includes the consolidation of Molycorp Canada from June 11, 2012 and excludes operating results from the Napanee facility, which was treated as a discontinued operation for comparative purposes.

(b)	Includes the consolidation of Molycorp Silmet from April 1, 2011, and the consolidation of MMA from April 15, 2011.

(c)
Weighted average shares outstanding gives retroactive effect to the Corporate Reorganization, the conversion of all of our Class A common stock and Class B common stock into shares of common stock and the consummation of our initial public offering, and the 38.23435373-for-one stock split we completed on July 9, 2010 as if such events had occurred on June 12, 2008.

(d)
For the years ended December 31, 2014, 2013, 2012 and 2011, the dividends on the convertible preferred stock were subtracted from net (loss) income attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share. Additionally, diluted earnings per share reflect other adjustments under the "if-converted method". See Note 17 in Item 8 of this Annual Report on Form 10-K for further details.

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
Overview
 We are a leading rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom-engineered, advanced rare earth materials from rare earth elements. Our vertically integrated business allows us to operate multiple product supply chains, serve as a supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide. Our operations are organized into the following four reportable segments, each reflecting a unique combination of product lines and technologies: Resources; Chemicals and Oxides; Magnetic Materials and Alloys; and Rare Metals.

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

Since 2013, we have been evaluating the phosphorus-removal performance of SorbX® in full-scale trials conducted at several wastewater treatment plants. We are currently working with some of these plants to conduct long-term trials that demonstrate additional benefits of SorbX® beyond phosphorus removal. Since 2013, we have been selling limited, but growing, volumes of SorbX®. Sales of PhosFIX™ for recreational water applications have been limited, but consistent, through the end of 2014.

Chemicals and Oxides

The Chemicals and Oxides segment includes: production of rare earths at Molycorp Silmet; production of separated heavy rare earth oxides and other custom engineered materials from our Molycorp Jiangyin facility; and production of rare earths, salts of REEs, zirconium-based engineered materials and mixed rare earth/zirconium oxides from our Molycorp Zibo facility. Rare earths and zirconium applications from products made in this segment include catalytic converters, computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.

At our Chemicals and Oxides segment, we develop and sell rare earth-based oxides for all the major emission catalysts manufactures. Several factors are driving an increasing demand for emission catalysts, including the accelerating shift of vehicle production to the BRIC countries (Brazil, India, Russia and China), the continuous development of new emission catalytic solutions and an overall tightening of environmental regulations around the world.

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
Factors Affecting our Results of Operations
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
Selling, general and administrative expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs. Over the last few years, we have reduced a portion of our workforce, primarily within the corporate function, and implemented other cost saving initiatives in the administration of our business in order to optimize the use of our financial resources.
Research and development
We incur expenses to improve the efficiency of our REO processing operations, develop new applications for individual REEs, research value-added rare metals applications and perform exploratory drilling. These expenses consist primarily of salaries, outside labor, material and equipment. The acquisition of Molycorp Canada bolstered our research and development activities with the addition of labs in Singapore and the United Kingdom, and process development capabilities at most of the production facilities. Although we have managed to reduce some of these expenses over the past few years, we continue to dedicate resources to research and develop new applications for our products, and to provide technical solutions to our customers that allow a more efficient and profitable use of our products.
Interest expense
In 2014, our interest costs increased significantly mainly because there are no longer assets that qualify for interest capitalization after the construction of our Mountain Pass facility was substantially completed at the beginning of the year. Additionally, we incurred $250 million aggregate principal amount of new indebtedness in September 2014, resulting in increased interest expense.
Income taxes
We account for income taxes in accordance with ASC 740, Income Taxes. This guidance requires the recognition of deferred tax assets and liabilities for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. We have concluded that valuation allowances of $252.3 million, $107.4 million and $20.6 million were required as of December 31, 2014, 2013 and 2012, respectively.
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
Our effective income tax rate can vary significantly quarter-to-quarter for various reasons, including the mix and volume of business in lower tax jurisdictions, in jurisdictions with tax holidays and tax incentives, and in jurisdictions for which valuation allowances are established because management believed it was not more likely than not that future taxable profit would be available against which tax losses and deductible temporary differences could be utilized. Our effective income tax rate can also vary due to the impact of foreign exchange fluctuations, goodwill impairments, operating losses, changes in our provisions related to tax uncertainties, and changes in our assertion relating to indefinitely reinvesting undistributed earnings of certain foreign subsidiaries.
For the years ended December 31, 2014, 2013, and 2012 our effective income tax rates were 3.7%, 16.4% and 10.3%, respectively. Our effective tax rates for the fiscal year 2014 were impacted primarily by the valuation allowance required in the U.S. and goodwill impairments that are not deductible for tax purposes. In addition, a $9.6 million discrete income tax benefit was recognized during the second quarter of 2014 in the U.S. to offset the increase in deferred tax liabilities from an out-of-period adjustment related to the revised fair value of our share-lending arrangements, as further described in Note 16 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Environmental expenditures
We have spent, and anticipate that we will continue to spend, financial and managerial resources to comply with environmental requirements dictated by numerous and detailed environmental laws, regulations and permits, including those pertaining to employee health and safety, environmental permitting and licensing. At our Mountain Pass facility, we incurred approximately $19.1 million, $25.9 million and $26.8 million in 2014, 2013 and 2012, respectively, and expect to incur approximately $11.8 million in 2015, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. Included in the amounts above are approximately $10.7 million, $21.0 million and $22.1 million, in each respective annual period, for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds. The expenditures for removal and disposal of excess wastewater were incurred to allow the facilities under construction at Mountain Pass to become fully operational. We estimate that we will incur approximately $4.2 million for wastewater transportation and disposal costs in 2015.
The costs we anticipate to incur as part of our on-going mine reclamation activities at our Mountain Pass facility, which we expect to continue throughout closure and post-closure periods of our mining operations, are included in asset retirement obligation disclosure at Note 13 of Item 8 of this Annual Report on Form 10-K. Environmental expenditures are inventoriable costs that we release in earnings through cost of sales.
Foreign Currency Fluctuations
As part of our acquisition of Molycorp Silmet on April 1, 2011, we determined that its functional currency was the Euro. During the fourth quarter of 2014, we reconsidered a number of economic indicators that apply to the operations of Molycorp Silmet and concluded that the U.S. dollar should have been the functional currency that most faithfully represents the economic effects of its underlying transactions. Because this misstatement, both individually and in the aggregate, was not material to any of our prior years’ financial statements, and the impact of correcting it was not material to the full-year 2014 financial statements, we adjusted the cumulative effect of changing the functional currency of Molycorp Silmet in the fourth quarter of 2014. The out-of-period adjustment had the following impact on the consolidated balance sheet and the consolidated statement of operations and comprehensive loss in 2014:

Increase to balance sheet captions:	(In thousands)
Other current assets	$91
Inventory	2,339
Property, plant and equipment	7,742
Other non-current assets	275
Other current liabilities	8
Accumulated other comprehensive income	14,281

Increase (decrease) to statements of operations and comprehensive loss captions:
Revenues	$270
Costs of sales	5,745
Foreign exchange gain	1,633
Net loss	3,842
Foreign currency translation adjustments	(14,281)
Comprehensive loss	(10,439)
For more information on foreign currency fluctuations, see "Foreign Currency Risk" in Item 7A of this Annual Report on Form 10-K.
Discussion and Analysis of our Results of Operations, Consolidated and by Reportable Segments
The analysis of our reportable segments, which follows the discussion of our consolidated results, presents operating results on a gross basis (i.e., before intercompany eliminations). We believe this presentation provides a better understanding of the performance of each reportable segment in terms of contribution to our vertically integrated operations.

Year ended December 31, 2014 compared to year ended December 31, 2013
Consolidated Results of Operations
Revenues
Our consolidated revenues for the year ended December 31, 2014 decreased approximately 14% to $475.6 million from $554.4 million in 2013. The decline in revenues was mainly attributable to lower realized prices across all our reportable segments, particularly at our Chemicals and Oxides and Magnetic Materials and Alloys segments, which reported an ASP reduction of approximately 20% and 7%, respectively. These two segments accounted for the majority of our consolidated revenues in 2014 and 2013 at an average of 33% and 46% for each respective segment.
Net revenues from our Resources segment, which represented approximately 3% of our consolidated revenues in 2014 and 6% in 2013, decreased about 58% from a year ago due to an average decline in ASP of nearly 20%, together with a 31% increase in internal sales to our value-adding, downstream processing facilities around the world year-over-year. These inter-segment sales allow us to realize better consolidated margins from our mining operations at the Resources segment through further processing of basic REO and LREC into higher-priced, advanced rare earth materials, including mixed rare earth oxides and magnetic powders.
Net revenues in our Rare Metals segment, which represented an average of 16% of consolidated revenues in 2014 and 2013, were 8% lower than a year ago due to an ASP decline of approximately 27%, offset by a sales volume increase of about 29%.
Costs of sales
Our consolidated costs of sales, excluding depreciation and amortization, of $481.4 million in 2014 decreased by $72.4 million, or approximately 13% from $553.8 million in 2013. This variance was mostly correlated to the period-over-period decline in revenues described above, combined with lower charges for the write-down of finished goods and stockpile inventory to market value, partially offset by higher abnormal production costs at our Resources and Rare Metals segments year-over-year.
Consolidated depreciation and amortization in costs of sales were approximately 38% higher in 2014 at $93.8 million, as compared to $67.7 million in 2013. Such increase was mostly attributable to productive assets that we placed into service at our Resources segment during 2014.
Selling, general and administrative expenses
Our consolidated selling, general and administrative expenses decreased $32.7 million or approximately 30% from $107.2 million in 2013 to $74.5 million for the year ended December 31, 2014. This was the direct result of a number of initiatives, including a reduction in workforce primarily within our Chinese operations, that we have taken over the last two years to contain costs and increase the efficiency of our operations.
Depreciation, amortization and accretion
Consolidated depreciation, amortization and accretion expenses unrelated to production were approximately 21% lower at $29.9 million in 2014, as compared to $38.0 million in 2013. This variance was mainly associated with the write-off of certain amortizable intangible assets at the end of 2013 in our Chemicals and Oxides and Magnetic Materials and Alloys segments.
Research and development
During 2014, our consolidated research and development costs of $15.3 million were approximately 34% lower than a year ago. Our spend in research and development is largely correlated to the revenues we generate in two of our foreign facilities within the Chemicals and Oxides and Magnetic Materials and Alloys segments. Despite the decline in revenues over a year ago, we continue to dedicate resources to research and develop new applications for our products, and to provide technical solutions to our customers that allow a more efficient and profitable use of our products.
Impairment of goodwill and other long-lived assets
As part of the recoverability of goodwill test we performed at December 31, 2014, we recognized an impairment charge of $125.2 million to write-off the carrying amount of our Chemicals and Oxides segment's goodwill, and an impairment charge of approximately $0.7 million to write-off the remaining goodwill associated with the rare metals production at our Molycorp Silmet facility in the Rare Metals segment. In 2013, we recognized an impairment charge on goodwill of approximately $11.0 million as a result of lower cash flows projections at the Buss & Buss facility of our Rare Metals segment.
As of December 31, 2014, we recognized an impairment charge of approximately $90.9 million related to certain customer relationships reported under our Chemicals and Oxides and Rare Metals segments. In 2013, the same segment wrote-off certain rare earths quotas valued at $67.2 million after the Chinese government turned to other means for controlling its domestic rare earth industry. Also in 2013, we recorded an impairment charge of $10.2 million to write-off a patent related to the sale of Neo Powders™ in our Magnetic Materials and Alloys segment.
In order to write-off certain equipment no longer in use or certain capital projects that we placed on hold indefinitely, we recognized impairment charges on property, plant and equipment of $14.4 million and $16.3 million in 2014 and 2013, respectively. The majority of these charges related to assets that were held and used at our Mountain Pass facility.
For more information, see the discussion on impairment of goodwill and other long-lived assets within the analysis of our reportable segments below.

Interest expense, net of capitalized interest
The large increase in interest expense for the year ended December 31, 2014, was mainly attributable to the fact that there are no longer assets that qualify for interest capitalization after the construction of our Mountain Pass facility was substantially completed at the beginning of 2014. Approximately 53% of the aggregate interest cost on our long-term debt was capitalized during 2013.
In addition, in September of 2014, we incurred additional indebtedness as part of the 2014 Financings, which led to incremental interest expenses of $8.3 million through December 31, 2014. Finally, in the second quarter of 2014, we recognized an out-of-period adjustment that increased interest expense by $4.9 million. This adjustment related to the updated fair value measurement of our share-lending arrangements, as further described at Note 16 of Item 8 in this Annual Report on Form 10-K.
Impairment of investments at cost
In 2011, we invested $20.0 million into Boulder Wind Power, Inc., or BWP, Series B convertible preferred stock that we accounted for at cost. BWP is a company engaged in the development of permanent magnet generators and power conversion technology. At December 31, 2013, due to certain delays in the commercialization of BWP's technology, we reassessed the fair value of this investment and determined to write it down by $8.0 million. In the third quarter of 2014, the Board of Directors of BWP approved a plan to wind-down BWP's day-to-day operations and pursue potential sales opportunities for its portfolio of intellectual properties. Due to the current status of BWP's operations and uncertainty around the timing and amount of any future value from the investment in BWP, in the third quarter of 2014 we recognized an impairment charge of $12.0 million to reduce the remaining investment in BWP to zero.
In 2013, we recognized an impairment charge of $1.4 million to write-off our ownership interest in Atlantic Metals & Alloys, LLC, an investment at cost we acquired as part of the Molycorp Canada acquisition.
Gain on extinguishment of convertible notes, net
In the fourth quarter of 2014, we exchanged $11.0 million of the aggregate principal amount of our 5.50% Convertible Senior Notes and $27.0 million of the aggregate principal amount of our 6.00% Convertible Senior Notes for a total of 15,056,603 shares of our common stock, plus payments in cash of accrued but unpaid interest on the convertible notes, which resulted in us recognizing a gain on debt extinguishment of $21.7 million, in the aggregate, for the year ended December 31, 2014.
In addition, in connection with the partial repurchase of our 3.25% Convertible Notes and 6.00% Convertible Notes as part of the 2014 Financings, we recognized a loss on extinguishment of $2.0 million, in the aggregate, in the statements of operations and comprehensive loss for the year ended December 31, 2014.
Equity in loss of affiliates
In November 2011, we formed IMJ, a joint venture with Daido Steel Co., Ltd. (“Daido”) and Mitsubishi Corporation (“Mitsubishi”) to further develop and commercialize a technology that would allow the production of high performance sintered NdFeB permanent magnets, with a competitive cost structure based on REE market prices that existed in 2011. Our total contribution to this joint venture was approximately $31.0 million, representing a 30.0% proportional share in IMJ. Because of the spike in REE prices in 2011, and the associated uncertainty that the spike created in the supply chain of rare earth products, end-users' specifications for sintered NdFeB permanent magnets have changed over the last few years and, as a result, IMJ's technology requires further investments to meet current customers' demand. Given our focus on the optimization and production ramp up at our Mountain Pass facility to serve the needs of our existing customer base, in December 2014, we considered an offer from Daido to buy-out Mitsubishi's and our proportional share of the investment in IMJ for approximately $1.0 million each. As of December 31, 2014, negotiations with Daido were ongoing. As a result of our decision to consider the buy-out offer from Daido, we recognized a charge of approximately $14.8 million to write-off the majority of our investment in IMJ as of December 31, 2014. The results of operations of IMJ are reported in our Resources segment based on the equity method of accounting.
In addition, in December 2014 we decided to cease purchasing GaM from Ingal Stade, a 50% joint venture involved in the extraction of GaM that we acquired in 2012 as part of the Molycorp Canada acquisition. Since the joint venture can no longer provide this metal at a competitive price, which was the main value proposition of our investment in Ingal Stade, as of December 31, 2014, we recorded an impairment charge of $4.9 million in "Equity loss of affiliates" to reduce our investment in Ingal Stade to nil. The results of operations of this joint venture were reported under our Rare Metals segment based on the equity method of accounting.

Other (expense) income
For the year ended December 31, 2014, other expense includes, primarily, a loss of $2.2 million that we recognized upon the disposal of certain equipment at our Mountain Pass facility, and the write-off of a loan receivable from Ingal Stade of $3.3 million after our investment in the equity of Ingal Stade was reduced to zero.
Other income in 2013 included, primarily, the reversal of a legal provision for approximately $1.1 million due to the settlement of a dispute on purchases of rare earth products by one of our European subsidiaries, and the receipt of proceeds from an insurance claim of $1.4 million related to certain defective equipment at our Mountain Pass facility. Other income in 2013 was offset by a loss of approximately $0.8 million we recognized on the sale of certain fixed assets at our Mountain Pass facility.
Capital expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $57.5 million and $249.5 million for the years ended December 31, 2014 and 2013, respectively. The majority of these expenditures related to the ramp-up and optimization of production at our Mountain Pass facility, the construction of which was substantially completed at the beginning of 2014.
Related party transactions - Refer to Note 21 in Item 8 of this Annual Report on Form 10-K.

Consolidated OIBDA and Adjusted OIBDA

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
Consolidated OIBDA and Adjusted OIBDA

	Years Ended December 31,
	2014	2013
Operating loss	$(450,871)	$(356,691)
Add back:
Depreciation and amortization included in costs of sales	93,782	67,727
Depreciation, amortization and accretion	29,879	38,037
OIBDA	(327,210)	(250,927)
Add back:
Stock-based compensation	5,261	5,392
Inventory write-downs (Mountain Pass)	72,485	70,615
Impact of purchase accounting on cost of inventory sold	993	3,068
Impairment of goodwill and other long-lived assets	231,650	120,898
Water removal (Mountain Pass)	10,737	19,228
Adjusted OIBDA	$(6,084)	$(31,726)

Reportable Segments

Resources
	Year ended December 31,
	2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$48,190	$59,661	$(11,471)	(19)%
Sales volume (mt)	3,945	3,926	19	0.5%
ASP per kilogram	$12.21	$15.20	$(2.99)	(20)%

Depreciation, amortization and accretion (a)	$78,739	$46,318	$32,421
Operating loss	(224,896)	(223,702)	(1,194)
OIBDA	$(146,157)	$(177,384)	$31,227
(a) Related to production and other operating expense.
Revenues from our Resources segment were $48.2 million, or 19%, lower in 2014 than a year ago primarily because of an ASP decline of approximately 20%. Sales volume increased slightly. Unregulated and unreported mining and export of rare earth materials from China continued to unfavorably impact realized prices for rare earths. Although such impact has started to abate over the last few quarters of 2014, there is no assurance that rare earth prices may recover significantly in the near future.
Aggregate production volume at our Resources segment was 4,769 mt in 2014, as compared to 3,473 mt in 2013. Revenue recognition was delayed on approximately 400 mt of rare earth products that were in transit from our Resources segment toward the end of 2014. These products remained stored in warehouses at a major U.S. port on the West Coast as a result of a contract dispute between the Port Authority and the port workers that delayed all shipping operations to and from the port. This port continued to experience shipping delays through the first two months of 2015 and, as a result, we have diverted subsequent shipments from our Resources segment to other U.S. ports unaffected by labor disputes.
Despite our increased production in 2014, production volume at our Resources segment was significantly lower than anticipated, particularly during the second half of the year. Certain quality issues with the brine feedstock processed by our Chlor-Alkali plant have limited on-site production of HCl and other chemical reagents necessary for the separation of rare earths. This occurred at a time when market availability of these chemical reagents, mostly HCl, was significantly constrained. During the fourth quarter of 2014, engineers at our Mountain Pass facility identified a process change that, in combination with certain new equipment, should stabilize the impurity level of the brine feedstock and restore the operational efficiency of our Chlor-Alkali plant. However, it will take several months of optimization before we can fully resume on-site production of HCl in commercial quantities. In the meantime, our Chlor-Alkali plant will continue to treat some wastewater produced during the separation of rare earths, which is contributing to lowering the cost that we incur for the removal and disposal of wastewater. In addition, as we were placing an expanded leach system into service during the third quarter of 2014, we encountered certain construction and installation issues that have limited our leaching operations. Although operation of the expanded leach system will be limited in the near term, we expect that, once the system is fully operational and sufficient supplies of HCl are available, this system will help us increase rare earth production and lower operating costs.
Although external sales declined 58% in 2014, the Resources segment increased sales to our value-adding, downstream processing facilities around the world by approximately 31%, which allowed us to realize better consolidated margins through further processing of REO and LREC at Mountain Pass into higher-priced, advanced rare earth products, including mixed rare earth oxides and magnetic powders.
Lower than anticipated production volumes, combined with increased purchases from third-party suppliers of HCl and other chemical reagents while we continued to optimize our Chlor-Alkali plant, led to the recording of $84.6 million of production-related costs during 2014. These costs would have been charged to inventory if we maintained normal production and consumption levels in those periods. This compares to recording abnormal production-related costs of $81.9 million for the year ended December 31, 2013.
Operating income at our Resources segment in 2014 also was unfavorably affected by the write-down of finished goods and work-in-process inventory to market value totaling $72.5 million, as compared to $50.6 million in 2013. In addition, in 2013 we recognized write-downs of stockpile inventory of $20.0 million. Write-downs of inventory to market value were associated with the decline in rare earths prices and lower than anticipated inventory turnover. Write-downs of rare earths stockpiles at our Resources segment were associated with adjustments to the estimated REO content in the stockpile based on assays of rare earths processed.
In addition, as part of our periodic assessment of recoverability of long-lived assets, in the fourth quarter of 2014, we identified and wrote-off certain fixed assets at our Mountain Pass facility with a net book value of approximately $13.6 million, which included equipment no longer in use. This compares with recording an impairment of $14.2 million in 2013 for equipment no longer in use and assets related to certain expansion projects that we placed on hold indefinitely.
Our Resources segment reported a favorable variance of $31.2 million in OIBDA for 2014 due to a decline in operating loss of approximately $1.2 million, together with an increase in depreciation, amortization and accretion add-back of nearly 70%. Part of the variance in operating loss was attributed to the fact that, in 2013, our Resources segment recorded a loss of $16.2 million to write-off certain exploration rights. Depreciation charges were higher in 2014 because we placed into service a number of high-value fixed assets at our Mountain Pass facility.
At December 31, 2014, 282 employees, or approximately 59% of the workforce at our Mountain Pass facility were covered by a collective bargaining agreement with the United Steelworkers of America. Our contract with the United Steelworkers of America expires in March 2015. A proposal to renew the contract through March 2018 has been presented to the union for ratification. The union has not ratified the contract renewal yet, and we cannot guarantee that it will be approved. The failure of the union to renew the contract could disrupt operations at our Mountain Pass facility.

Chemicals and Oxides
	Year ended December 31,
	2014	2013		Variance
	(In thousands, except volume and ASP)
Gross revenues	$181,421	$219,071		$(37,650)	(17)%
Sales volume (mt)	6,605	6,346	(a)	259	4%
ASP per kilogram	$27.42	$34.49		$(7.07)	(20)%

Depreciation, amortization and accretion (b)	$17,401	$22,754		$(5,353)
Operating loss	(219,989)	(87,889)		(132,100)
OIBDA	$(202,588)	$(65,135)		$(137,453)
(a) 242 mt of by-product have been excluded from the 2013 sales volume and ASP for comparative purposes.
(b) Related to production and other operating expense.
For the year ended December 31, 2014, revenues at our Chemicals and Oxides segment were $181.4 million, or 17% lower than revenues generated in 2013. Even though sales volume for this segment were 4% higher year-over-year, the decline in ASP led to lower revenues. Although Chinese authorities are dedicating significant resources to the issue, unregulated mining, separation and export of rare earths in China continued to put pressure on rare earth prices and margins as prices drifted lower throughout 2014. During the year, our Chemicals and Oxides segment increased sales of engineered auto catalytic materials to customers, partially offsetting lower sales caused by the declining market demand for lighting phosphor products. The decline in demand for these products is attributable to the fact that LED technology continues to gain market share in the lighting market. We expect that pressure on rare earth prices and margins from unregulated mining, separation and export of rare earths in China, and the declining market demand for lighting phosphor products will continue.
Operating results at our Chemicals and Oxides segment for the years ended December 31, 2014 and 2013 were unfavorably affected by the write-down of finished goods and work-in-process inventory to market value of $14.3 million and $18.8 million, respectively, as driven by the decline of rare earth prices. Operating results in this segment were also impacted by the recording of $3.1 million and $3.3 million, in each respective year, of production-related costs that would have otherwise been charged to inventory if production volumes had been at expected levels.
In addition, due to the decline in rare earth prices and the resulting reduction in profit margins, our Chemicals and Oxides segment recognized an impairment charge of $125.2 million as of December 31, 2014 to write-off the carrying amount of its goodwill related to the Molycorp Canada acquisition. As of the same date, we recognized an impairment charge of approximately $90.3 million related to certain customer relationships and other intangible assets resulting primarily from the lowering of long-term growth estimates related to shifts in technology affecting certain end market applications. The majority of the intangible assets impaired were associated with the Molycorp Canada acquisition.We updated our fair value estimate of these customer relationships based on the income approach using certain unobservable inputs, including a customer attrition rate of approximately 13%.
Net results at our Chemicals and Oxides segment in 2013 were affected by a charge to write-off certain obsolete long-lived tangible assets with a net book value of $1.4 million, and a charge of $67.2 million related to the impairment of certain rare earth quotas. See more information on these impairment charges in the analysis for the year 2013 below.
The OIBDA decline in our Chemicals and Oxides segment in 2014 was largely due to the impairment charges described above, offset by lower write-down of finished goods and work-in-process inventory, and a reduction in general, selling and administrative expenses. Depreciation and amortization add-back in 2014 was lower as compared to the prior year because this segment is no longer amortizing certain definite-lived intangible assets that were written off in 2013.

Magnetic Materials and Alloys
	Year ended December 31,
	2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$230,386	$252,713	$(22,327)	(9)%
Sales volume (mt)	5,748	5,884	(136)	(2)%
ASP per kilogram	$40.08	$42.95	$(2.87)	(7)%

Depreciation, amortization and accretion (a)	$16,956	$27,812	$(10,856)
Operating income	36,010	23,087	12,923
OIBDA	$52,966	$50,899	$2,067
(a) Related to production and other operating expense.
Our Magnetic Materials and Alloys segment reported revenues of $230.4 million in 2014, a decrease of approximately 9% year-over-year due to a combination of 7% lower realized prices and a slight drop in sales volume.
The ASP change in this segment was driven by a number of factors, including declining prices for rare earth feedstock materials used in the manufacturing of Neo Powders™, which our Magnetic Materials and Alloys segment passes onto its customers, changes in the Neo Powders™ product mix and, in part, the expiration of a patent related to the sale of Neo Powders™ (the "Magnequench patent"). Although the competition in the Neo Powders™ market increased after the expiration of the Magnequench patent, our ability to consistently deliver technically advanced services and high quality products at scale globally, has allowed, and should continue to allow us to maintain a competitive edge in the market for Neo Powders™.
Sales volume for certain lower end-markets at our Magnetic Materials and Alloys segment declined mostly in the second half of 2014 because of increased competition. However, sales of Neo Powders™ for automotive markets, such as the Electric Power Steering market, were stronger than anticipated in the same period, and largely offset the sales volume decline in this segment for 2014.
For the years ended December 31, 2014 and 2013, operating income at our Magnetic Materials and Alloys was affected by the write-down of inventory to market value of $0.9 million and $1.2 million, respectively, and by $1.6 million and $1.3 million of expenses, respectively, for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in this segment. In 2013, our Magnetic Materials and Alloys segment also recorded a charge of $10.2 million to write-off the patent described above. As part of the recoverability of goodwill test we performed in December 2014, we determined that the fair value of the Magnetic Materials and Alloys segment exceeded its carrying amount by approximately 10%. The favorable OIBDA variance for the year ended December 31, 2014 was largely attributable to lower charges for the impairment of long-lived assets. The write-off of the Magnequench patent in 2013 explains the lower depreciation add-back in the 2014 OIBDA.

Rare Metals
	Year ended December 31,
	2014	2013	Variance
	(In thousands, except volume and ASP)
Gross revenues	$79,355	$86,241	$(6,886)	(8)%
Sales volume (mt)	410	333	77	23%
ASP per kilogram	$193.41	$264.13	$(70.72)	(27)%

Depreciation, amortization and accretion (a)	$10,343	$8,652	$1,691
Operating loss	(10,785)	(21,108)	10,323
OIBDA	$(442)	$(12,456)	$12,014
(a) Related to production and other operating expense.
A change in product mix, combined with a price decline for most rare metals, led to a 27% ASP erosion in 2014 at our Rare Metals segment, which reported revenues of $79.4 million, or 8% lower than in 2013, despite a sales volume increase of 23%.
Operating results in this segment were better than expected because of lower charges for the write-down of inventory to market value, which totaled to $2.5 million in 2014, as compared to $9.7 million in the prior year. However, our Rare Metals segment recognized higher abnormal production costs of $4.7 million in 2014 due to lower than expected demand for Tantalum after our Molycorp Silmet facility received a conflict-free certification from the Electronic Industry Citizenship Coalition earlier in 2014. This segment recognized abnormal production-related costs of $1.5 million in 2013.
As part of the recoverability of goodwill test we performed in December 2014, we recognized an impairment charge of approximately $1.7 million at the Rare Metals segment to write-off the remaining goodwill and other intangible assets associated with the rare metals production at our Molycorp Silmet facility. In 2013, as part of the same test we recognized approximately $11.0 million to account for the excess of this segment's goodwill over its carrying amount. See more information on this last impairment charge in the analysis for the year 2013 below.
The favorable OIBDA variance for the Rare Metals segment in 2014 was mainly the result of lower charges for the write-down of inventory to market value, a decrease in selling, general and administrative expenses, and significantly lower charges associated with the impairment of goodwill.

Year ended December 31, 2013 compared to year ended December 31, 2012
Consolidated Results of Operations
Notes:

•
In 2013, we announced plans to dispose of the Napanee (Ontario), Canada facility where we recycled rhenium bearing scrap under the Rare Metals segment. Therefore, the operating results of the Napanee facility were included in discontinued operations for the year ended December 31, 2013, and the presentation of our 2012 financial information for the Rare Metals segment has been revised for comparative purposes. We completed the disposition on March 3, 2014.

•
Some of the information under our Chemicals and Oxides, Magnetic Materials and Alloys and Rare Metals segments for the year ended December 31, 2012 was actually for the period from June 12, 2012 (the beginning of the reporting period of Molycorp Canada) through December 31, 2012.

Revenues
Our consolidated revenues for the year ended December 31, 2013 increased approximately 5% to $554.4 million from $527.7 million in 2012. Such increase was attributable to additional sales volumes from our Chemicals and Oxides, Magnetic Materials and Alloys, and Rare Metals segments as a result of the Molycorp Canada acquisition, which accounted, in the aggregate, for approximately 80% and 60% of our consolidated revenues in 2013 and 2012, respectively. Higher sales volume from the Molycorp Canada acquisition did not translate into higher revenues because of the timing of the acquisition combined with an erosion in the ASP of approximately 25% for the products sold at our Chemicals and Oxides and Magnetic Materials and Alloys segments year-over-year. Net revenues from our Resources segment, which represented approximately 6% of our consolidated revenues in 2013, decreased about 60% from 2012, mostly driven by a decline in ASP of nearly 60% for the products sold in that segment. However, as a direct result of the Molycorp Canada acquisition, our Resources segment increased sales to our downstream processing facilities by approximately 260% period-over-period. Net revenues in our Rare Metals segment increased about 13% from 2012 to 2013, with the Molycorp Canada acquisition contributing approximately 10% and 6% of consolidated revenues from this segment in 2013 and 2012, respectively.
Costs of sales
Our consolidated costs of sales excluding depreciation and amortization of $553.8 million in 2013, increased by $75.6 million, or approximately 16% from $478.3 million in 2012. This variance was mostly correlated to the period-over-period increase in revenues described above, combined with higher write-downs of inventory to market value and increased expensing of abnormal production costs at our Resources segment year-over-year.
Consolidated depreciation and amortization in costs of sales were $67.7 million in 2013, as compared to $30.6 million in 2012. Higher depreciation and amortization expenses in costs of sales in 2013 were mostly related to productive assets that we placed into service at our Mountain Pass facility in the year. A portion of this increase was attributed to the addition of productive assets from the Molycorp Canada acquisition.
Selling, general and administrative expenses
Our consolidated selling, general and administrative expenses, including stock-based compensation, were $107.2 million and $113.4 million for the years ended December 31, 2013 and 2012, respectively. In 2013 we took a number of actions as part of our continuing effort to contain costs and increase the efficiency of our operations. As a result, we reduced a portion of our workforce, primarily within the Corporate group, and recognized employee severance and benefit costs of $2.1 million in our Corporate segment. As of December 31, 2013, we had paid the majority of these severance benefits. These actions, in combination with other cost saving initiatives we implemented during 2013, explains the decrease in our consolidated selling, general and administrative expenses period-over-period despite the Molycorp Canada acquisition and the severance and benefit costs we recognized in the year.
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
Research and development
Consolidated research and development expenses were $23.2 million and $27.8 million for the years ended December 31, 2013 and 2012, respectively. Although we have managed to reduce some of these expenses over the past few years, we continue to dedicate resources to research and develop new applications for our products, and to provide technical solutions to our customers that allow a more efficient and profitable use of our products.
Impairment of goodwill and other long-lived assets
As of December 31, 2013, we recognized an impairment charge on goodwill of approximately $11.0 million as a result of lower cash flow projections at the Buss & Buss facility of our Rare Metals segment. In 2012, we recorded a goodwill impairment charge of approximately $289.9 million, which was primarily associated with the reporting units created as a result of the Molycorp Canada acquisition.
The Chemicals and Oxides segment in 2013 wrote-off certain rare earths quotas valued at $67.2 million after the Chinese government turned to other means for controlling its domestic rare earth industry. Also in 2013, we recorded an impairment charge of $10.2 million to write-off a patent that expired in 2014 related to the sale of Neo Powders™ in our Magnetic Materials and Alloys segment. In 2012, we took an initial impairment charge on the same patent of $6.0 million.
In order to write-off certain equipment no longer in use or certain capital projects that we placed on hold indefinitely, we recognized impairment charges on property, plant and equipment of $16.3 million and $5.9 million in 2013 and 2012, respectively. The majority of these charges related to assets that were held and used at our Mountain Pass facility.
For more information, see the discussion on impairment of goodwill and other long-lived assets within the analysis of our reportable segments below.
Interest expense, net of capitalized interest
The significant increase in our short-term and long-term indebtedness from May 2012 to January 2013 led to the higher interest cost in 2013 and the second half of 2012. Approximately 53% of aggregate interest cost on our long-term debt was capitalized in 2013, when the monthly average balance of our assets under construction was approximately $775.0 million over a monthly average long-term indebtedness balance of $1,451.0 million. This compares to approximately 86% of aggregate interest cost on our long-term debt being capitalized in 2012, with a monthly average balance of our assets under construction of approximately $818.0 million over a monthly average long-term indebtedness balance of $767.0 million. Because the monthly average balance of our assets under construction was greater than the monthly average long-term indebtedness balance, particularly during the first half of 2012, the capitalizable interest exceeded the actual interest cost in that period and, therefore, the interest capitalized was limited to the actual interest cost.
Impairment of investments
At December 31, 2013, due to certain delays in the commercialization of BWP's technology, we reassessed the fair value of our investment in BWP's Series B convertible preferred stock and determined to write it down by $8.0 million. In addition, in 2013 we recognized a charge of $1.4 million to write-off our ownership interest in Atlantic Metals & Alloys, LLC, an investment at cost we acquired as part of the Molycorp Canada acquisition.
Other income
Other income in 2013 included the reversal of a legal provision for approximately $1.1 million due to the settlement of a dispute on purchases of rare earth products by one of our European subsidiaries, and the receipt of proceeds from an insurance claim of $1.4 million related to certain defective equipment at our Mountain Pass facility. Other income in 2013 was offset by a loss of approximately $0.8 million we recognized on the sale of certain fixed assets at the Mountain Pass facility.
In 2012, we recognized a loss of $37.5 million in other expense related to a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to our acquisition of Molycorp Canada.

Capital expenditures
Our consolidated capital expenditures, on an accrual basis and excluding capitalized interest, totaled $249.5 million and $843.0 million for the years ended December 31, 2013 and 2012, respectively. The majority of these capitalized costs related to the modernization and expansion of our Mountain Pass facility.
Related party transactions - Refer to Note 21 in Item 8 of this Annual Report on Form 10-K.

Consolidated OIBDA and Adjusted OIBDA

	Years Ended December 31,
	2013	2012
Operating loss	$(356,691)	$(466,149)
Add back:
Depreciation and amortization included in costs of sales	67,727	30,621
Depreciation, amortization and accretion	38,037	22,187
OIBDA	(250,927)	(413,341)
Add back:
Stock-based compensation	5,392	3,434
Inventory write-downs (Mountain Pass)	70,615	83,039
Impact of purchase accounting on cost of inventory sold	3,068	24,729
Impairment of goodwill and other long-lived assets	120,898	301,755
Water removal (Mountain Pass)	19,228	22,100
Adjusted OIBDA	$(31,726)	$21,716

Reportable Segments

Resources
	Year ended December 31,
	2013	2012	Variance
	(In thousands, except volume and ASP)
Gross revenues	$59,661	$96,126	$(36,465)	(38)%
Sales volume (mt)	3,926	2,661	1,265	48%
ASP per kilogram	$15.20	$36.12	$(20.92)	(58)%

Depreciation, amortization and accretion (a)	$46,318	$13,991	$32,327
Operating loss	(223,702)	(70,220)	(153,482)
OIBDA	$(177,384)	$(56,229)	$(121,155)
(a) Related to production and other operating expense.
For the year ended December 31, 2013, revenues from our Resources segment of $59.7 million were 38% lower than a year ago due primarily to an ASP decline of approximately 58%, offset by an increase of 48% in sales volume that was mostly associated with higher shipments of LREC to our downstream processing facilities.

Production volumes from the Resources segment did not reflect optimal run rates in 2013 and 2012, and we did not realize meaningful market penetration for SorbX™ or other cerium-based products from our Mountain Pass facility, which negatively impacted sales volumes in this segment. In addition, high level of inventory in the markets we serve combined with illegal mining and export of rare earth materials from China, unfavorably impacted the volume and realized prices of the rare earths we produced at our Mountain Pass facility in 2013 and 2012. Falling prices for our products generally results in a very conservative purchasing pattern by our customers. For example, prices for cerium oxide 99%, lanthanum oxide 99% and neodymium/praseodymium oxide 99% have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 83%, 85% and 40%, respectively, from the first quarter of 2012 to the fourth quarter of 2013.

Aggregate production volume at our Resources segment was 3,473 mt for the year ended December 31, 2013, as compared to 2,336 mt in 2012. Actual production of REO (including LREC) at our Mountain Pass facility has been lower than expected, as a result of production interruptions while we continue to optimize operations. We produced 1,099 mt and 1,034 mt of REO (including LREC) at our Mountain Pass facility during the third and fourth quarters of 2013, respectively.

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

Even though the costs of the main chemical reagents used in our rare earths separation processes at Resources have decreased, on average and in the aggregate, by approximately 24% year over year, in 2013, our consumption of those main chemical reagents was significantly higher than a theoretical normal production level, which led to an estimated excess spend of approximately $4.00 per kilogram of rare earths produced in 2013.

Due to the delay in commissioning and testing of the Chlor-Alkali plant at our Mountain Pass facility in 2013, we have also incurred excess wastewater transportation expenses that have temporarily increased our average production cost by approximately $6.00 per kilogram. However, as compared to the prior year, our average wastewater transportation expenses have already decreased by approximately 36% on a per kilogram of rare earths produced basis.

Operating income for the year ended December 31, 2013 was further reduced at the Resources segment by $50.6 million of finished goods and work-in-process inventory write-down to market value, as compared to $44.7 million in 2012, as well as write-downs of stockpile inventory totaling $20.0 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively. The deterioration in REEs prices described above, combined with a lower inventory turnover caused by the current conservative purchasing pattern of our customers and the delays associated with our modernization and expansion efforts at our Mountain Pass facility, led to higher inventory write-downs in 2013.

In addition, as part of our periodic assessment of recoverability of long-lived depreciable and amortizable assets, in the fourth quarter of 2013, we identified and wrote-off certain fixed assets at our Mountain Pass facility with a net book value of approximately $14.2 million, which included equipment no longer in use and assets related to certain expansion projects that we have placed on hold indefinitely. Our Resources segment also recognized a loss of $16.2 million associated with the write-off of certain exploration rights we had acquired in 2012 to explore properties that we believed contained mineral deposits that could have been economically extracted. Finally, as part of the transition of the Mountain Pass operations from the legacy facilities to the new facilities, we determined that a portion of the ore deposit was located beneath a legacy flotation plant. To facilitate the expansion of the mine, we substantially demolished that plant in 2013, and incurred costs in excess of its original estimate that led to a settlement loss on the related asset retirement obligation of approximately $1.8 million.

The year-over-year ASP decline, combined with significantly higher expensing of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels, increased write-downs of inventory, and the impairment of certain long-lived depreciable and amortizable assets, led to the unfavorable OIBDA variance at our Resources segment in 2013.

Chemicals and Oxides
	Year ended December 31,
	2013		2012	Variance
	(In thousands, except volume and ASP)
Gross revenues	$219,071		$207,566	$11,505	6%
Sales volume (mt)	6,346	(a)	4,631	1,715	37%
ASP per kilogram	$34.49		$44.82	$(10.33)	(23)%

Depreciation, amortization and accretion (b)	$22,754		$13,110	$9,644
Operating loss	(87,889)		(191,059)	103,170
OIBDA	$(65,135)		$(177,949)	$112,814
(a) 242 mt of by-product have been excluded from the 2013 sales volume and ASP for comparative purposes.
(b) Related to production and other operating expense.
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

For the year ended December 31, 2013, revenues in this segment were 6% higher than a year ago due to a sales volume increase of approximately 37%, offset by an ASP decline of about 23%. The Molycorp Canada acquisition accounted for approximately 86% of the Chemicals and Oxides' 2013 revenues at an ASP of $42.92 per kilogram, and approximately 78% of the segment's 2012 revenues at an ASP of $56.93 per kilogram. Sales volume and ASP for 2013 have been restated to exclude 242 mt of certain non-rare earth by-products that this segment sold for a nominal amount.
Sales volumes for our Chemicals and Oxides segment were significantly lower than anticipated as a result of a sluggish demand from most customers who continued to destock their existing inventory levels, combined with a reduced demand for the rare earths produced by our Chinese facilities because of illegal mining, processing and export of REEs in China. While the Chinese government has announced measures to crack down on the illegal mining, processing and export of REEs, we expect that these illegal operations will continue to negatively impact our volumes and realized prices in our Chemicals and Oxides segment (see quotes on China rare earth export prices above). Although certain markets served by this segment have shown signs of improvements in 2013, demand for multi-layer ceramic capacitor, glass polishing and phosphor applications remained weak. Rare earth products demand for automotive catalyst and fluid cracking catalyst applications, as well as automotive and smaller battery applications, continued to improve during 2013 relative to 2012.

Chemicals and Oxides' operating income for the year ended December 31, 2013 was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be higher by $1.1 million had we not stepped-up the inventory value at the time of acquisition. In addition, during 2013 we recognized write-downs of inventory to market value of $18.8 million and expensed $3.3 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels.

Net results at the Chemicals and Oxides segment were also unfavorably affected by a charge to write-off of certain obsolete long-lived tangible assets with a net book value of $1.4 million, and a charge of $67.2 million related to the impairment of rare earths quotas. In December 2013, we determined there were no longer any identifiable cash flows associated with our Chinese export quotas because the Chinese government has recently turned to other means for controlling its domestic rare earth industry and, therefore, no more premiums will be received for the use of any Chinese export quota at our Molycorp Zibo and Molycorp Jiangyin facilities.

As part of the recoverability of goodwill test we performed in December 2013, we determined that the fair value of the Chemicals and Oxides reporting unit and the Molycorp Silmet reporting unit, exceeded their respective carrying amounts. The Chemicals and Oxides reporting unit may require a step 2 impairment test should the segment's EBITDA decline between 6% and 13%. The Molycorp Silmet reporting unit's EBITDA would have to decline between 20% and 25% for the reporting unit to require a step 2 impairment test.

In 2012, the Chemicals and Oxides segment's operating income was negatively affected also by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $22.8 million higher had we not stepped-up the inventory value at the time of acquisition. We also recognized a write-down of inventory to market value for $22.0 million, and expensed $1.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in that prior period. In the fourth quarter of 2012, we also recognized an impairment of goodwill of $161.1 million in this segment. Circumstances that negatively affected our fair value estimate of the reporting units in the Chemicals and Oxides segment where goodwill was impaired included: longer-than-anticipated soft rare earths pricing environment; loss of some end markets due to 2011 rare earths high prices not returning to lower levels as quickly as anticipated; and delays in ramping up our Mountain Pass facility that deferred our ability to enter into longer-term contracts and generate the anticipated synergies expected from the Molycorp Canada acquisition. The reporting units impacted by this impairment charge were acquired as part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details on the goodwill impairment.

The OIBDA improvement in our Chemicals and Oxides segment over a year ago was largely due to slightly higher revenues, lower charges associated with the release in 2013 of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, and the goodwill impairment recorded in 2012.

Magnetic Materials and Alloys
	Year ended December 31,
	2013	2012	Variance
	(In thousands, except volume and ASP)
Gross revenues	$252,713	$179,335	$73,378	41%
Sales volume (mt)	5,884	3,115	2,769	89%
ASP per kilogram	$42.95	$57.57	$(14.62)	(25)%

Depreciation, amortization and accretion (a)	$27,812	$19,737	$8,075
Operating loss	23,087	(125,543)	148,630
OIBDA	$50,899	$(105,806)	$156,705
(a) Related to production and other operating expense.
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

Revenues in our Magnetic Materials and Alloys segment in 2013 were about 41% higher than 2012's mainly because of a full year shipment of Neo Powders™, the sales of which accounted for approximately 90% of this segment's 2013 revenues at an ASP of $38.86 per kilogram, as compared to approximately 76% of 2012's revenues at an ASP of $44.94 per kilogram.

Magnetic Materials and Alloys' operating income for the year ended December 31, 2013 was negatively affected by the write-down of inventory to market value of $1.2 million, and by $1.3 million of expenses for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in this segment. Additionally, this segment recorded a charge of $10.2 million in 2013 to write-off a patent due to updated forecast of margins on products produced using this patent, which expired in 2014. As part of the recoverability of goodwill test we performed in December 2013, we determined that the fair value of the Magnetic Materials and Alloys segment approximated its carrying amount.

In 2012, the write-down of inventory to market value in the Magnetic Materials and Alloys segment was $10.9 million, whereas expenses for production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in 2012 were $1.3 million. The inventory adjustment in 2012 was partially offset by the release of $1.3 million of inventory that was stepped-down in value in conjunction with the Molycorp Canada acquisition. Additionally, the 2012 operating income in the Magnetic Materials and Alloys segment included an impairment of goodwill of approximately $112.7 million and an impairment of other intangible assets of $6.0 million. Stalled growth for some new bonded magnet applications negatively affected our fair value estimate of the reporting unit in the Magnetic Materials and Alloys segment where goodwill was impaired in the fourth quarter of 2012. Lower margins forecast, associated with the patent that expired in 2014, led to the impairment of other intangible assets in the fourth quarter of 2012. The reporting unit impacted by both impairment charges was acquired a part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details on the impairment of goodwill and other intangible assets.

Our Magnetic Materials and Alloys segment reported a favorable OIBDA variance in 2013 mostly because of increased revenues, lower write-down of inventory to market value, and no impairment charges for goodwill.

Rare Metals
	Year ended December 31,
	2013	2012	Variance
	(In thousands, except volume and ASP)
Gross revenues	$86,241	$77,642	$8,599	11%
Sales volume (mt)	333	350	(17)	(5)%
ASP per kilogram	$272.05	$221.83	$50.22	23%

Depreciation, amortization and accretion (a)	$8,652	$5,837	$2,815
Operating loss	(21,108)	(18,671)	(2,437)
OIBDA	$(12,456)	$(12,834)	$378
(a) Related to production and other operating expense.
Comparative results for the Rare Metals segment were affected by the inclusion in our product mix of gallium, indium and rhenium from the Molycorp Canada acquisition on June 11, 2012. In addition, the operating results of our Napanee, rhenium facility, which we sold in 2014, were included in discontinued operations for the year ended December 31, 2013, and the presentation of our 2012 financial information for the Rare Metals segment has been revised for comparative purposes.

Our Rare Metals revenues were 11% higher than in 2012 due mainly to a 23% improvement in realized prices that stemmed, in part, from the change in our product mix as a result of the Molycorp Canada acquisition, which accounted for approximately 62% of this segment revenues in 2013 at an ASP of $393.34 per kilogram, and approximately 38% of this segment revenues with an ASP of $392.17 per kilogram in 2012. The continued adoption of LED applications, which require the use of some rare metals we produce, is allowing the Rare Metals segment to benefit from the diversification that our Chemicals and Oxides segment is experiencing relative to certain rare earth phosphor markets.

Rare Metals' operating income in 2013 was also negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $2.1 million higher had we not stepped-up the inventory value at the time of acquisition. In addition, during 2013 we recognized a write-down of inventory to market value for $9.7 million, and expensed $1.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels.

As part of the recoverability of goodwill test we performed in December 2013, we determined that the Buss & Buss facility's fair value was less than its carrying amount. As a result, we performed an additional step to determine the implied fair value of this facility's goodwill, and recognized an impairment charge of approximately $11.0 million in the Rare Metals segment to account for the excess of such implied goodwill over its carrying amount. The main factors leading to this impairment charge included reduced cash flows projections for the Buss & Buss business combined with an increase in the reporting unit's working capital, which stemmed, primarily, from the revaluation of its inventory. Excluding the Buss & Buss facility, the Rare Metals segment's fair value exceeded its carrying amount by approximately 36% at December 31, 2013.

In 2012, the Rare Metals segment's operating income was negatively affected by the release of inventory that was stepped-up in value in conjunction with the Molycorp Canada acquisition, which caused our costs of sales to be $3.3 million higher had we not stepped-up the inventory value at the time of acquisition. In 2012, we also recognized a write-down of inventory to market value for $3.4 million, and expensed $0.5 million of production-related costs that would have otherwise been charged to inventory if we maintained normal production levels in that prior period. Additionally, the 2012 operating income in the Rare Metals segment included an impairment of goodwill of $16.1 million and an impairment of long-lived tangible assets of $2.0 million. The goodwill impairment was primarily driven by the longer than anticipated soft pricing environment for the rare metals businesses acquired as part of the Molycorp Canada acquisition. See Note 9 in Item 8 of this Annual Report on Form 10-K for further details.

In July 2013, we committed to a plan to discontinue operations at our Napanee, Ontario - Canada by the end of fiscal 2013 due to a declining demand for rhenium combined with unfavorable operating costs in this particular recycling sector. In December of 2013, we received a firm offer to purchase the Napanee facility, and completed its disposal during the first quarter of 2014. The facility, which consisted of two buildings and approximately two acres of land and hydrometallurgical recovery equipment, specialized in the recycling of rhenium bearing scrap. See further details at Note 27 in Item 8 of this Annual Report on Form 10-K.

Going Concern, Liquidity and Capital Resources
As a result of continuing softness in the prices for our products, as well as inconsistent or depressed demand for certain of our products and the delayed ramp-up of operations at our Mountain Pass facility, we have incurred, and continue to incur, operating losses. While certain of our business units currently generate positive cash flow from operations, we have not yet achieved break-even cash flow from operations (excluding interest) on a consolidated basis as we continue the ramp-up and optimize production at our Mountain Pass facility.
As of December 31, 2014, the total principal balance of our outstanding debt is approximately $1.7 billion, including approximately $206.5 million of our 3.25% Convertible Notes that matures on June 15, 2016. Based on our current cash forecast, we may not have sufficient funds available to repay those convertible notes at maturity, in part because the delayed draw proceeds under the 2014 Financings are not be available in the event we do not achieve certain earnings and production targets specified in the 2014 Financings. Additionally, the agreements governing the 2014 Financings contain springing maturity obligations if we do not repay, or provide for the repayment of, certain of our 3.25% Convertible Notes by April 2016. Certain of our debt obligations contain covenants that are subject to interpretation. Although we do not believe we are in breach of any such covenants as at December 31, 2014, if a creditor under any such debt obligations decides to declare a breach of any such covenant, then such creditor could exercise its rights under the applicable debt obligations, which will trigger cross-defaults in other debt obligations. Such actions by creditors could require repayment of our debt before maturity, and we cannot assure you that we will be able to meet such repayment obligations. For more information on our convertible notes and the 2014 Financings, see Note 14 in Item 8 of this Annual Report on Form 10-K.
In addition, on December 30, 2014, we received notice that we are not in compliance with the continued listing standards of the NYSE because the current trading price for our common stock is below the minimum listing requirements. We are taking actions to meet the compliance standards for continued listing on the NYSE, and are considering seeking approval from our stockholders for a reverse stock split as an alternative means of regaining compliance with the minimum share price requirement. However, we cannot guarantee that we will be able to meet the necessary requirements for continued listing, and, therefore, we cannot guarantee that our common stock will remain listed for trading on the NYSE. If we fail to meet the necessary requirements for our common stock to remain listed on the NYSE or other similar markets, then we will be obligated to offer to repurchase all of our outstanding convertible notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. Our failure to make such an offer or repurchase any tendered convertible notes will result in an event of default under the indentures governing the convertible notes. Any such event of default will trigger a cross-default on our other debt obligations, including the 2014 Financings. Our inability to cure any such defaults, including the prepayment of our debt obligations, would have a material adverse effect on our financial position and results of operations.
Capital expenditures for our Mountain Pass facility have decreased significantly and are expected to total approximately $45 million in 2015 and $65 million in 2016. Additionally, we expect to spend approximately $15 million to $20 million on maintenance and expansion capital expenditures across all other operating segments in 2015. Our annual cash interest payments on all debt (excluding capital leases), including unused commitment fees, currently total approximately $124 million. This amount excludes other associated fees and expenses that may become payable by us under our credit agreements. The amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to operate and maintain our Mountain Pass facility and our other operations within our current estimates, (iii) our ability to ramp-up run rates at our Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Mountain Pass facility, (iv) stable or improved market conditions, (v) our ability to sell our production of rare earths to external customers and our downstream facilities (including our ability to sell our Cerium through market acceptance of SorbX® or otherwise), (vi) our ability to repatriate cash generated from our global operations, and (vii) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we will need additional financing in 2015.
Our cash balances of $211.7 million as of December 31, 2014 represent our primary source of liquidity to fund our capital expenditures, debt service and net operating cash requirements. As part of our plan to achieve positive cash flows from operations, we have implemented initiatives to reduce our operating and administrative costs and we will continue to pursue other cost efficiencies.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree pursuant to which Oaktree agreed to provide to us and certain of our subsidiaries up to approximately $400.0 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility for corporate, operating and capital expenditure purposes. On September 11, 2014, we executed agreements governing the 2014 Financings and received initial gross proceeds totaling $250.0 million from Oaktree, with the remaining $149.8 million available to be drawn until April 30, 2016,

$134.8 million of which is available only if we achieve certain financial and operational performance targets. Additionally, availability of the other $15.0 million may be limited by certain outstanding balances under our foreign subsidiary credit facilities.
We regularly evaluate opportunities to reduce our debt and/or related interest costs. In November 2014, we exchanged $11.0 million of the aggregate principal amount of our 5.50% Convertible Notes and $27.0 million of the aggregate principal amount of our 6.00% Convertible Notes for a total of 15,056,603 shares of our common stock, plus payments in cash of accrued but unpaid interest. Additionally, we may from time to time seek to repurchase other outstanding debt securities with cash and/or exchanges for common stock or securities convertible into common stock or other debt securities.
In December 2014, our Board of Directors approved the engagement of an independent investment bank and advisory firm to advise us in pursuing various financing alternatives to secure a more sustainable capital structure. While we are evaluating a number of alternatives, we may seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock. In addition, we may seek to reduce our cash interest cost and/or extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms. Although we have been successful in raising funds to date, there can be no assurance that adequate or sufficient funding will be available in the future, or available under terms acceptable to us.
These circumstances indicate the existence of a material uncertainty which casts substantial doubt as to our ability to meet our business plan and our obligations as they come due, and accordingly, the appropriateness of the use of the accounting principles applicable to a going concern. The consolidated financial statements included in Item 8 of this Annual Report on Form 10-K have been prepared on a going concern basis that assumes we will be able to continue to realize our assets and discharge our liabilities in the normal course of business, and do not reflect the adjustments to the carrying amount of assets and liabilities that would be necessary if we were unable to obtain adequate financing or restructure our debt. If we are unable to execute our business plan and restructuring our debt, we may not be able to continue as a going concern. The auditor's report is unqualified in respect of this matter.
Cash Used in Operating Activities
Lower realized prices across all our reportable segments, together with higher interest payments, led to net cash used in operating activities of $222.2 million for the year ended December 31, 2014, an increase of $67.9 million from $154.4 million in 2013.
Cash Used in Investing Activities
Net cash used in investing activities was $71.0 million in 2014, as compared to $377.3 million for the year ended December 31, 2013. This decrease was primarily attributable to a slow-down in capital expenditures at our Mountain Pass facility where all key production components were mechanically complete by the end of 2013. In addition, during the second quarter of 2014, we received insurance proceeds of approximately $12.9 million to settle disputes with certain of our engineering and construction service providers related to claims for defective workmanship associated with the construction of our Mountain Pass facility.
Cash from Financing Activities
Net cash provided from financing activities was $192.4 million in 2014, which related primarily to the net proceeds from the 2014 Financings, partially offset by the final dividends we paid on our Convertible Preferred Stock, and the repayment of other term loans. During the year ended December 31, 2013, net cash provided by financing activities totaled $617.3 million. In October 2013, we issued 51,750,000 shares of our common stock raising approximately $247.5 million after deducting underwriting discounts, commissions and issuance costs. In January 2013, we raised a total of $413.8 million, net of underwriting discounts, commissions and transaction costs, through the issuance of our 5.50% convertible notes and the issuance of 43,125,000 shares of our common stock. These cash inflows were partially offset by the repayment of certain bank loans of $26.8 million, the payment of preferred stock dividends of $11.4 million, and $4.5 million of other distributions we paid to one of our noncontrolling interests.

Cash and Cash Equivalents by Country at December 31, 2014	(In thousands)
China (including Hong Kong)	$58,412
Estonia	10,213
Canada	6,690
Japan	4,349
United Kingdom	3,808
Other	3,828
Total cash and cash equivalents in foreign countries	87,300
United States	124,385
Total cash and cash equivalents	$211,685
Approximately 25% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
In addition to cash and cash equivalents, the primary sources of liquidity of our domestic and foreign subsidiaries are cash provided by operations and, in the case of our activities in China, Japan and Estonia, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At December 31, 2014, Magnequench International Inc. (Magnetic Materials and Alloys segment) had a net receivable balance of $51.9 million from Molycorp Minerals, LLC (Resources segment) and $13.9 million from Molycorp, Inc. (Corporate); Molycorp Minerals, LLC had a net receivable balance from Molycorp Silmet (Chemicals and Oxides segment) of $18.5 million (all amounts including accrued interest). Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, investments, capital expenditures and third-party debt service requirements.
Contractual Obligations
At December 31, 2014, we had the following contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$6,661	$2,380	$3,012	$508	$761
Purchase obligations and other commitments (2)	8,187	—	8,187	—	—
Employee obligations (3)	2,975	2,975	—	—	—
Asset retirement obligations (4)	33,083	213	7,189	632	25,049
Long-term debt	1,733,651	9,326	753,171	971,154	—
Fixed interest on long-term debt	609,138	132,516	357,940	118,682	—
Capital lease obligations	47,675	8,276	21,205	10,571	7,623
Total	$2,441,370	$155,686	$1,150,704	$1,101,547	$33,433

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from the mining operations at our Mountain Pass facility. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us. The discount rates we used to recognize these obligations in the balance sheets range from 5% to 10%, depending on the timing of when these obligations arose or were updated. The difference between the total ARO amount from the table above and the total ARO recognized in our balance sheet at December 31, 2014 of $18,119 (in thousands) represents the effect of discounting our future reclamation and remediation obligations.

Off-Balance Sheet Arrangements
As of December 31, 2014, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Critical Accounting Estimates
Business Combinations
We made assumptions and estimates with respect to determining the fair value of assets and liabilities we acquired. These assumptions required a high degree of judgment, and included expectations as to our ability to enter new markets and generate economic synergies. Our estimates included plant utilization, product prices, growth rates and discount rates. Changes in any of the assumptions or estimates we used in determining the fair value of assets and liabilities we acquired could significantly impact the amounts assigned to the assets, liabilities and goodwill in the purchase price allocation.
Recoverability of Goodwill
The valuation methodology we utilize to determine the fair value of our reporting units when we test the recoverability of goodwill is based on a discounted cash flow model, or income approach, in which expected future net cash flows, excluding any financing costs or dividends, are discounted to present value using an appropriate after-tax weighted average cost of capital, or discount factor. This approach is dependent upon a number of significant estimates about future performance including sales volumes, expected sales prices, production costs, income taxes, capital expenditures, working capital changes, foreign exchange rates and the after-tax weighted average cost of capital. All of the assumptions we use in our evaluation of recoverability of goodwill relate to future events and circumstances. The actual results may vary and may cause significant adjustments to our assets in future periods. In most cases, determining the applicable discount rate involves estimating the appropriate adjustment to market risk and the appropriate adjustment to asset-specific risk factors.
Recoverability of Long-Lived Depreciable/Amortizable Assets
Factors we generally consider important when we assess the recoverability of our property, plant, and equipment, mineral properties and finite-lived intangible assets that could trigger an impairment review of the carrying amount of these long-lived assets include the following:

•	significant underperformance relative to expected operating results;

•	significant changes in the way assets are used;

•	underutilization of our tangible assets;

•	discontinuance of certain products by us or by our customers;

•	a decrease in estimated mineral reserves; and

•	significant negative industry or economic trends.
The recoverability of the carrying amount of our mineral properties is dependent upon the successful development and commercial production of our mineral deposit and the related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. The determination of our proven and probable reserves is based on extensive drilling, sampling, mine modeling, and the economic feasibility of accessing the reserves. Assessing the economic feasibility requires certain estimates, including the prices of rare earth materials to be produced and processing recovery rates, as well as operating and capital costs. These estimates are based on information available at the time the reserves are calculated, and could change.
Although we believe the undiscounted future cash flows expected from the use of all other depreciable and amortizable long-lived assets we assessed for recoverability were in excess of the carrying amounts of those assets at December 31, 2014, changes in circumstances or conditions could have a significant impact on the estimate of future cash flows, which could result in a material impairment charge.
Inventory
We evaluate the carrying amount of finished goods, materials and supplies inventory each quarter, and recognize write-downs as necessary to adjust this amount to its estimated market value. Although adequate write-downs of inventory have been made in our consolidated financial statements, our core business is subject to changes in foreign policies and internationally accepted rare earth and metal prices, which may cause selling prices of our products to change rapidly and lead to further write-downs of inventory to its estimated market value.

Many factors influence the market prices for our rare earth and metal products and, in the absence of established prices contained in customer contracts, we use Metal-Pages and Asian Metal as an independent pricing sources to evaluate market prices for rare earths at the end of each quarter. Metal-Pages and Asian Metal are widely recognized pricing sources within our industry, which collects and summarizes data from rare earth producers in China and Europe. We make appropriate modifications to the Metal-Pages and Asian Metal prices, when applicable, to account for differences between the rare earths grade of our inventory and the grade assumed in the corresponding publisher's price. Our inventory evaluation includes estimated costs to complete the processing of our concentrates into separated rare earth oxides. These costs are based on internal and external engineering estimates that include labor and benefits, utilities, chemicals, operating supplies, maintenance, depreciation and amortization and plant overhead expenses.
Income Taxes
The recoverability of our deferred tax assets is based on both our historical and anticipated earnings levels, and is reviewed each reporting period to determine if any additional valuation allowance is necessary when it is more likely than not that these assets will not be recovered. We review our deferred tax assets and liabilities each reporting period using the enacted tax rate expected to apply to taxable income for the period in which the deferred tax asset or liability is expected to be realized. The statutory income tax rates that are applied to our current and deferred income tax calculations are significantly impacted by the jurisdictions in which we conduct business. Changes in jurisdiction income tax rates and apportionment laws will result in changes in the calculation of our current and deferred income taxes. The effects of any changes are recorded in the period of enactment and can increase or decrease the net deferred tax assets and liabilities on the balance sheet.
Our effective income tax rate can vary significantly quarter-to-quarter for various reasons, including the mix and volume of business in lower tax jurisdictions, in jurisdictions with tax holidays and tax incentives, and in jurisdictions for which valuation allowances have been established because management believed it was not more likely than not that future taxable profit would be available against which tax losses and deductible temporary differences could be utilized. Our effective income tax rate can also vary due to the impact of foreign exchange fluctuations, goodwill impairments, operating losses, changes in our provisions related to tax uncertainties, and changes in our assertion relating to indefinitely reinvesting undistributed earnings of certain foreign subsidiaries.
Asset Retirement Obligation
Our ARO arises from our San Bernardino County conditional use permit, approved mining plan and federal, state and local laws and regulations, which establish reclamation and closure standards for all aspects of our surface mining operation. Comprehensive environmental protection and reclamation standards require that we, upon closure of our Mountain Pass facility, restore the property in accordance with an approved reclamation plan issued in conjunction with our conditional use permit.
Our ARO is recorded initially at fair value, or the amount at which we estimate we could transfer our future reclamation obligations to informed and willing third parties. We use estimates of future third-party costs to arrive at the ARO because the fair value of such costs generally reflects a profit component. It has been our practice, and we anticipate it will continue to be our practice, to perform a substantial portion of the reclamation work using internal resources. Hence, the estimated costs used in determining the carrying amount of our ARO may exceed the amounts that are eventually paid for reclamation costs if the reclamation work were performed using internal resources. To determine our ARO, we calculate the present value of the estimated future reclamation cash flows based upon our permit requirements, which is based upon the approved mining plan, estimates of future reclamation costs and assumptions regarding the useful life of the asset to be remediated. These cash flow estimates are discounted on a credit-adjusted, risk-free interest rate based on U.S. Treasury bonds with a maturity similar to the expected life of the asset. The amount initially recorded as an ARO for our Mountain Pass facility may change as a result of changes to the mine permit, and changes in the estimated costs or timing of reclamation activities. We periodically update estimates of cash expenditures associated with our ARO obligations in accordance with U.S. GAAP, which generally requires a measurement of the present value of any increase in estimated reclamation costs using the current credit-adjusted, risk-free interest rate. Adjustments to the ARO for decreases in the estimated amount of reclamation costs are measured using the credit-adjusted, risk-free interest rate as of the date of the initial recognition of the ARO.
Mineral Properties and Development Costs
Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work, all of which are capitalized. We deplete mineral properties using the units of production method over estimated proven and probable reserves based on extensive drilling, sampling, mine modeling, and mineral recovery from which economic feasibility has been determined, and are estimated based on information available at the time the reserves are calculated. No assurance can be given that the indicated levels of recovery of rare earths will be realized or that production costs and estimated future development costs will not exceed the market value of the products. Reserve estimates may require revisions based on actual production experience. Market price fluctuations of rare earths, as well as increased production costs or reduced recovery rates, could render proven and probable reserves containing relatively lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

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

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Exchange Act and the Securities Act of 1933. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and represent our beliefs, projections and predictions about future events or our future performance. You can identify forward-looking statements by terminology such as "may," "will," "would," "could," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative or plural of these terms or other similar expressions or phrases. These forward-looking statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievement described in or implied by such statements.
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•
the need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital, including our ability to access the remaining committed funds under the 2014 Financings;

•	our ability to service our debt and our ability to refinance our debt or exchange our debt for debt and/or equity securities;

•
our ability to ramp up production at our Mountain Pass facility and to optimize our Mountain Pass facility to produce rare earths and other planned downstream products at planned production rates and cash production costs, including the impact of any unanticipated process interruptions;

•	the success of our cost mitigation efforts in connection with our modernization and expansion efforts at the Mountain Pass facility, which if unsuccessful, might cause our costs to exceed budget;

•	the final costs of our planned capital projects which may differ from estimated costs, including unanticipated costs related to the ramp up and optimization of our Mountain Pass facility;

•	market conditions, including prices and demand for our products;

•	our ability to control our working capital needs;

•	risks and uncertainties associated with intangible assets, including any future goodwill impairment charges;

•	our ability to protect our intellectual property, and our ability to defend against any claims of infringement of intellectual property rights of third parties;

•	risks associated with doing business globally, including foreign exchange rate fluctuations and our ability to repatriate cash generated from our global operations;

•	our ability to develop internal and external sources of demand for our products;

•	the development and commercialization of new products;

•	unexpected actions of domestic and foreign governments, including changes to China's export quota system, production quotas system and other regulatory mechanisms for the rare earths industry;

•	various events which could disrupt operations, including natural events and other risks;

•	uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production;

•
uncertainties related to feasibility studies that provide estimates of expected or anticipated costs, expenditures and economic returns, REO prices, production costs and other expenses for operations, which are subject to fluctuation;

•	risks and liabilities related to the dangers involved in the mining and processing of minerals and the manufacture of mineral products;

•	uncertainties regarding global supply and demand for rare earths materials;

•	uncertainties regarding the results of our exploratory drilling programs;

•	our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships;

•	uncertainties related to Molycorp Canada's competitive position in the manufacture of NdFeB powders resulting from the expiration of certain key patents;

•	our ability to successfully integrate other acquired businesses;

•	our ability to maintain appropriate relations with unions and employees and avoid work stoppages;

•	our ability to retain certain key employees, and our ability to attract employees with the required training, skills and experience to operate our business;

•	our ability to successfully implement our vertical integration strategy;

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

Our sales and profitability are determined principally by the price of the rare earth products, rare metals and magnet alloys that we produce and, to a lesser extent, by the price of natural gas and other supplies used in the production process. The prices of our rare earth products are influenced by the price and demand of the end products that our products support, including automotive, electronics and clean energy technologies. A significant decrease in the global demand for these products may have a material adverse effect on our business. We currently have no significant hedging contracts for revenues and costs in place but intend to consider hedging strategies in the future.

Our costs and capital investments are subject to market movements in other commodities such as natural gas and chemicals. We may enter into derivative contracts for a portion of the expected usage of these products, but we do not currently have any derivative contracts on these commodities and we do not currently anticipate entering into derivative agreements on commodities.

Interest Rate Risk

Our exposure to the interest rate risk on our total variable interest debt, which totaled $9.4 million at December 31, 2014, would not be significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional variable-rate debt facilities in the future.

Foreign Currency Risk

We are exposed to fluctuations of the U.S. dollar (our reporting currency) against the functional currencies of our foreign subsidiaries, including the Chinese Renminbi and the Japanese Yen, when we translate our foreign subsidiaries' financial statements into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income or loss as a separate component of equity. Any increase or decrease in the value of the U.S. dollar against those foreign currencies results in unrealized foreign currency translation losses or gains with respect to assets acquired in, liabilities assumed from, intercompany balances with and results of operations from our foreign subsidiaries. Therefore, we may experience a negative impact on our comprehensive income or loss and stockholders' equity with respect to our holdings in those subsidiaries as a result of foreign currency translation. We generally do not hedge against the risk that we may incur non-cash gains or losses upon the translation of the financial statements of our foreign subsidiaries into U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheet of Molycorp, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Molycorp, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2013 and December 31, 2012, were audited by other auditors whose report thereon dated March 3, 2014, except for the effects of the revision discussed in Note 26 to the consolidated financial statements, as to which the date is March 16, 2015, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molycorp, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Molycorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We draw attention to Note 2 in the consolidated financial statements which indicates that the Company continues to incur operating losses, has yet to achieve break-even cash flows from operations, has significant debt servicing costs and is currently not in compliance with the continued listing requirements of the New York Stock Exchange. These conditions, along with other matters as set forth in Note 2 in the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty. Our report is unqualified with respect to this matter.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 16, 2015

Report of Independent Registered Public Accounting Firm
We have audited Molycorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Molycorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying annual report on internal control over financial reporting appearing under Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Molycorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Molycorp, Inc. and subsidiaries as of December 31, 2014 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Molycorp, Inc.

In our opinion, the accompanying balance sheet and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Molycorp, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 3, 2014, except for the effects of the revision discussed in Note 26 to the consolidated financial statements, as to which the date is March 16, 2015.

MOLYCORP, INC.
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)

	At December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$211,685	$314,317
Trade accounts receivable, net (Note 3)	44,575	61,757
Inventory (Note 5)	169,323	171,783
Prepaid expenses and other current assets	29,332	29,210
Total current assets	454,915	577,067
Non-current assets:
Deposits (Note 6)	31,078	25,997
Property, plant and equipment, net (Note 7)	1,707,970	1,762,874
Inventory (Note 5)	25,127	25,329
Intangible assets, net (Note 9)	215,871	330,867
Investments (Note 10)	8,801	48,875
Goodwill (Note 9)	102,808	228,750
Other non-current assets	29,416	7,043
Total non-current assets	2,121,071	2,429,735
Total assets	$2,575,986	$3,006,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$40,842	$84,449
Accrued expenses (Note 12)	51,966	48,501
Debt and capital lease obligations (Note 14)	12,560	16,362
Other current liabilities	4,686	4,063
Total current liabilities	110,054	153,375
Non-current liabilities:
Asset retirement obligation (Note 13)	17,799	16,966
Deferred tax liabilities (Note 15)	63,802	85,481
Debt and capital lease obligations (Note 14)	1,559,781	1,363,916
Other non-current liabilities	20,247	10,002
Total non-current liabilities	1,661,629	1,476,365
Total liabilities	$1,771,683	$1,629,740
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized at December 31, 2014 and 350,000,000 at December 31, 2013 (Note 16)	260	241
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013 (Note 16)	—	2
Additional paid-in capital	2,245,478	2,194,405
Accumulated other comprehensive loss	(3,323)	(6,451)
Accumulated deficit	(1,445,408)	(840,474)
Total Molycorp stockholders’ equity	797,007	1,347,723
Noncontrolling interests	7,296	29,339
Total stockholders’ equity	804,303	1,377,062
Total liabilities and stockholders’ equity	$2,575,986	$3,006,802

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues	$475,612	$554,390	$527,696
Costs of sales:
Costs excluding depreciation and amortization	(481,417)	(553,831)	(478,253)
Depreciation and amortization	(93,782)	(67,727)	(30,621)
Gross (loss) profit	(99,587)	(67,168)	18,822
Operating expenses:
Selling, general and administrative	(74,490)	(107,169)	(113,437)
Corporate development	—	(247)	(19,796)
Depreciation, amortization and accretion	(29,879)	(38,037)	(22,187)
Research and development	(15,265)	(23,172)	(27,796)
Impairment of goodwill and other long-lived assets	(231,650)	(120,898)	(301,755)
Operating loss	(450,871)	(356,691)	(466,149)
Other (expense) income:
Other (expense) income	(5,092)	1,886	(38,798)
Foreign exchange (loss) gain, net	(3,146)	(376)	2,872
Interest expense, net of capitalized interest	(167,375)	(67,684)	(22,116)
Gain on extinguishment of convertible notes, net	19,719	—	—
Impairment of investments at cost	(12,000)	(9,411)	—
	(167,894)	(75,585)	(58,042)
Loss from continuing operations before income taxes and equity earnings	(618,765)	(432,276)	(524,191)
Income tax benefit	22,594	70,943	54,075
Equity in loss of affiliates	(26,763)	(9,169)	(3,490)
Loss from continuing operations	(622,934)	(370,502)	(473,606)
Loss from discontinued operations, net of tax	—	(6,427)	(1,737)
Net loss	(622,934)	(376,929)	(475,343)
Net loss (income) attributable to noncontrolling interests	18,000	2,546	(5,826)
Net loss attributable to Molycorp stockholders	$(604,934)	$(374,383)	$(481,169)
Net loss	$(622,934)	$(376,929)	$(475,343)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	4,271	1,623	248
Actuarial (loss) gain	(1,143)	1,359	(1,200)
Comprehensive loss	$(619,806)	$(373,947)	$(476,295)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(601,806)	(371,401)	(482,121)
Noncontrolling interests	(18,000)	(2,546)	5,826
	$(619,806)	$(373,947)	$(476,295)
Loss per share of common stock (Note 17):
Basic:
Continuing operations	$(2.70)	$(2.17)	$(4.58)
Discontinued operations	—	(0.04)	(0.02)
	$(2.70)	$(2.21)	$(4.60)
Diluted:
Continuing operations	$(2.70)	$(2.17)	$(4.58)
Discontinued operations	—	(0.04)	(0.02)
	$(2.70)	$(2.21)	$(4.60)
See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except shares and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2011	83,896,043	$84	2,070,000	$2	$838,547	$(8,481)	$15,078	$845,230	$—	$845,230
Stock-based compensation	3,740	—	—	—	3,434	—	—	3,434	—	3,434
Issuance of shares to Molymet, net of stock issuance costs (Note 16)	12,500,000	12	—	—	390,081	—	—	390,093	—	390,093
Issuance of shares for interest in Molycorp Canada (Note 16)	13,885,622	14	—	—	284,130	—	—	284,144	50,743	334,887
Issuance of shares for acquisition of exploration rights (Note 8)	788,410	1	—	—	7,999	—	—	8,000	—	8,000
Component of 6.00% Convertible Notes (Note 14)	—	—	—	—	68,695	—	—	68,695	—	68,695
Deferred taxes on component of convertible debt	—	—	—	—	(27,106)	—	—	(27,106)	—	(27,106)
Issuance of shares for conversion of Debentures	99,723	—	—	—	4,527	—	—	4,527	—	4,527
Issuance of Primary Shares (Note 16)	13,800,000	14	—	—	132,116	—	—	132,130	—	132,130
Issuance of Borrowed Shares (Note 16)	13,800,000	14	—	—	11	—	—	25	—	25
Net (loss) income	—	—	—	—	—	—	(481,169)	(481,169)	5,826	(475,343)
Preferred dividends	—	—	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5,977)	(5,977)
Acquisition of noncontrolling interest (Note 11)	—	—	—	—	380	—	—	380	(15,380)	(15,000)
Other comprehensive loss	—	—	—	—	—	(952)	—	(952)	—	(952)
Balance at December 31, 2012	138,773,538	$139	2,070,000	$2	$1,691,429	$(9,433)	$(466,091)	$1,216,046	$35,212	$1,251,258
Stock-based compensation	43,803	$—	—	$—	$5,392	$—	$—	$5,392	$—	$5,392
Component of 5.50% Convertible Notes (Note 14)	—	—	—	—	21,815	—	—	21,815	—	21,815
Deferred taxes on component of convertible debt	—	—	—	—	(8,508)	—	—	(8,508)	—	(8,508)
Conversion of Exchangeable Shares	18,616	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	2,471	—	—	—	18	—	—	18	—	18
Issuance of 2013 Primary Shares (Note 16)	43,125,000	43	—	—	248,129	—	—	248,172	—	248,172
Issuance of 2013 Borrowed Shares (Note 16)	6,666,666	7	—	—	—	—	—	7	—	7
Issuance of shares (Note 16)	51,750,000	52	—	—	247,515	—	—	247,567	—	247,567
Net loss	—	—	—	—	—	—	(374,383)	(374,383)	(2,546)	(376,929)
Preferred dividends	—	—	—	—	(11,385)	—	—	(11,385)	—	(11,385)
Other	—	—	—	—	—	—	—	—	1,219	1,219
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4,546)	(4,546)
Other comprehensive income	—	—	—	—	—	2,982	—	2,982	—	2,982
Balance at December 31, 2013	240,380,094	$241	2,070,000	$2	$2,194,405	$(6,451)	$(840,474)	$1,347,723	$29,339	$1,377,062

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Stockholders’ Equity (continued)
(In thousands, except shares and per share amounts)

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2013	240,380,094	$241	2,070,000	$2	$2,194,405	$(6,451)	$(840,474)	$1,347,723	$29,339	$1,377,062
Stock-based compensation	229,664	—	—	—	4,647	—	—	4,647	—	4,647
Conversion of Series A Mandatory Convertible Preferred Stock (Note 16)	4,140,000	4	(2,070,000)	(2)	(2)	—	—	—	—	—
Conversion of Exchangeable Shares	21,836	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures (Note 14)	3,225	—	—	—	12	—	—	12	—	12
Share-lending arrangements (Note 16)	—	—	—	—	15,062	—	—	15,062	—	15,062
Issuance of Warrants (Note 16)	—	—	—	—	23,164	—	—	23,164	—	23,164
Exchange of 6.00% Convertible Notes (Note 14)	10,698,113	10	—	—	8,090	—	—	8,100	—	8,100
Exchange of 5.50% Convertible Notes (Note 14)	4,358,490	5	—	—	3,522	—	—	3,527	—	3,527
Net loss	—	—	—	—	—	—	(604,934)	(604,934)	(18,000)	(622,934)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4,222)	(4,222)
Other comprehensive loss	—	—	—	—	—	3,128	—	3,128	—	3,128
Other	—	—	—	—	(576)	—	—	(576)	179	(397)
Balance at December 31, 2014	259,831,422	$260	—	$—	$2,245,478	$(3,323)	$(1,445,408)	$797,007	$7,296	$804,303

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(622,934)	$(376,929)	$(475,343)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	123,661	105,764	52,808
Deferred income tax benefit	(38,996)	(68,290)	(23,563)
Inventory write-downs	84,414	100,346	83,039
Release of inventory step-up value	993	3,068	24,729
Impairment of goodwill and other long-lived assets	231,650	120,898	301,755
Impairment of investments	12,000	9,411	—
Stock-based compensation	5,261	5,392	3,434
Equity in results of affiliates	26,763	9,169	3,490
Gain on extinguishment of convertible notes, net	(19,719)	—	—
PIK interest	3,851	—	—
Change in fair value of embedded derivative	3,879	—	—
Amortization of issuance costs	7,444	—	—
Impairment of other receivables	3,292	—	—
Other operating activities	5,021	1,539	(104)
Net change in operating assets and liabilities (Note 22)	(48,784)	(64,719)	(59,880)
Net cash used in operating activities	(222,204)	(154,351)	(89,635)
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(591,011)
Investment in joint ventures	(703)	(3,423)	(33,044)
Dividends received from equity investment	2,014	—	—
Capital expenditures	(86,158)	(379,312)	(791,469)
Acquisition of exploration rights	—	—	(8,167)
Recovery from insurance claims	12,900	—	—
Other investing activities	984	5,477	762
Net cash used in investing activities	(70,963)	(377,258)	(1,422,929)
Cash flows from financing activities:
Issuance of shares to Molymet	—	—	390,093
Repayments of debt	(7,825)	(26,823)	(228,708)
Net proceeds from sale of common stock	—	495,717	132,130
Issuance of 5.50% Convertible Notes	—	165,600	—
Issuance of 10% Senior Secured Notes	—	—	635,373
Issuance of 6.00% Convertible Notes	—	—	395,712
Payments of preferred dividends	(2,846)	(11,385)	(11,385)
Dividends paid to noncontrolling interests	(4,222)	(4,546)	(5,977)
Proceeds from debt	—	—	14,699
Debt issuance costs	(15,260)	—	—
Proceeds from the 2014 Financings (Note 14)	250,000	—	—
Partial repayment of convertible notes	(27,495)	—	—
Other financing activities	—	(1,297)	(1,554)
Net cash provided by financing activities	192,352	617,266	1,320,383
Effect of exchange rate changes on cash	(1,817)	870	1,116
Net change in cash and cash equivalents	(102,632)	86,527	(191,065)
Cash and cash equivalents at beginning of the year	314,317	227,790	418,855
Cash and cash equivalents at end of year	$211,685	$314,317	$227,790

See accompanying notes to the consolidated financial statements.

MOLYCORP, INC.
Notes to Consolidated Financial Statements
December 31, 2014

(1)	Company Background

  We are a leading rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom engineered, advanced rare earth materials from rare earth elements. Our vertically integrated business allows us to operate multiple product supply chains, serve as a supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide.

        Rare earth products are critical inputs in hundreds of existing and emerging applications. A few examples of these include the following: clean energy technologies, such as hybrid and electric vehicles, energy-saving motors, pumps and compressors used in a wide variety of high-efficiency appliances and other durable goods, and wind power turbines; multiple high-tech uses, including mobile devices, fiber optics, lasers, and hard disk drives; critical defense applications, such as guidance and control systems and global positioning systems; and advanced water treatment technology for use in industrial, municipal, and recreational applications. Global demand for REEs is projected by industry analysts to steadily increase both due to continuing growth in existing applications and increased innovation and development of new end uses. We have made significant investments, and expect to continue to invest, in developing technologically advanced applications and proprietary applications for individual REEs.

(2)	Going Concern
As a result of continuing softness in the prices for our products, as well as inconsistent or depressed demand for certain of our products and the delayed ramp-up of operations at our Mountain Pass facility, we have incurred, and continue to incur, operating losses. While certain of our business units currently generate positive cash flow from operations, we have not yet achieved break-even cash flow from operations (excluding interest) on a consolidated basis as we continue the ramp-up and optimize production at our Mountain Pass facility.
As of December 31, 2014, the total principal balance of our outstanding debt is approximately $1.7 billion, including approximately $206.5 million of our 3.25% Convertible Notes that matures on June 15, 2016. Based on our current cash forecast, we may not have sufficient funds available to repay those convertible notes at maturity, in part because the delayed draw proceeds under the 2014 Financings would not be available in the event we do not achieve certain earnings and production targets specified in the 2014 Financings. Additionally, the agreements governing the 2014 Financings contain springing maturity obligations if we do not repay, or provide for the repayment of, certain of our 3.25% Convertible Notes by April 2016. Certain of our debt obligations contain covenants that are subject to interpretation. Although we do not believe we are in breach of any such covenants as at December 31, 2014, if a creditor under any such debt obligations decides to declare a breach of any such covenant, then such creditor could exercise its rights under the applicable debt obligations, which will trigger cross-defaults in other debt obligations. Such actions by creditors could require repayment of our debt before maturity, and we cannot assure you that we will be able to meet such repayment obligations. See more information on our convertible notes and other debt obligations at Note 14.
In addition, on December 30, 2014, we received notice that we are not in compliance with the continued listing standards of the New York Stock Exchange ("NYSE") because the current trading price for our common stock is below the minimum listing requirements. We are taking actions to meet the compliance standards for continued listing on the NYSE, and are considering seeking approval from our stockholders for a reverse stock split as an alternative means of regaining compliance with the minimum share price requirement. However, we cannot guarantee that we will be able to meet the necessary requirements for continued listing, and, therefore, we cannot guarantee that our common stock will remain listed for trading on the NYSE. If we fail to meet the necessary requirements for our common stock to remain listed on the NYSE or other similar markets, then we will be obligated to offer to repurchase all of our outstanding convertible notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. Our failure to make such an offer or repurchase any tendered convertible notes will result in an event of default under the indentures governing our convertible notes. Any such event of default will trigger a cross-default on our other debt obligations, including the 2014 Financings. Our inability to cure any such defaults, including the prepayment of our debt obligations, would have a material adverse effect on our financial position and results of operations.
Capital expenditures for our Mountain Pass facility have decreased significantly and are expected to total approximately $45 million in 2015 and $65 million in 2016. Additionally, we expect to spend approximately $15 million to $20 million on maintenance and expansion capital expenditures across all other operating segments in 2015. Our annual cash interest payments on all debt (excluding capital leases), including unused commitment fees, currently total approximately $124 million. This amount excludes other associated fees and expenses that may become payable by us under our credit agreements. The amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to operate and maintain our Mountain Pass facility and our other operations within our current estimates, (iii) our ability to ramp-up run rates at our Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Mountain Pass facility, (iv) stable or improved market conditions, (v) our ability to sell our production of rare earths to external customers and our downstream facilities (including our ability to sell our Cerium through market acceptance of SorbX® or otherwise), (vi) our ability to repatriate cash generated from our global operations, and (vii) the absence of payments on current and future contingent liabilities. If these assumptions prove inaccurate, our estimates could prove incorrect and we will need additional financing in 2015.
Our cash balances of $211.7 million as of December 31, 2014 represent our primary source of liquidity to fund our capital expenditures, debt service and net operating cash requirements. As part of our plan to achieve positive cash flows from operations, we have implemented initiatives to reduce our operating and administrative costs and we will continue to pursue other cost efficiencies.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree") pursuant to which Oaktree agreed to provide to us and certain of our subsidiaries up to approximately $400.0 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility (the "2014 Financings") for corporate, operating and capital expenditure purposes. On September 11, 2014, we executed agreements governing the 2014 Financings and received initial gross proceeds totaling $250.0 million from Oaktree, with the remaining $149.8 million available to be drawn until April 30, 2016, $134.8 million of which is available only if we achieve certain financial and operational performance targets. Additionally, availability of the other $15.0 million may be limited by certain outstanding balances under our foreign subsidiary credit facilities.
We regularly evaluate opportunities to reduce our debt and/or related interest costs. In November 2014, we exchanged $11.0 million of the aggregate principal amount of our 5.50% Convertible Notes, and $27.0 million of the aggregate principal amount of our 6.00% Convertible Notes for a total of approximately 15,056,603 shares of our common stock, plus payments in cash of accrued but unpaid interest. See Note 14 for more information on this exchange. Additionally, we may from time to time seek to repurchase other outstanding debt securities with cash and/or exchanges for common stock or securities convertible into common stock or other debt securities.
In December 2014, our Board of Directors approved the engagement of an independent investment bank and advisory firm to advise us in pursuing various financing alternatives to secure a more sustainable capital structure. While we are evaluating a number of alternatives, we may seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock. In addition, we may seek to reduce our cash interest cost and/or extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms. Although we have been successful in raising funds to date, there can be no assurance that adequate or sufficient funding will be available in the future, or available under terms acceptable to us.
These circumstances indicate the existence of a material uncertainty that casts substantial doubt as to our ability to meet our business plan and our obligations as they come due and, accordingly, the appropriateness of the use of the accounting principles applicable to a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis that assumes we will be able to continue to realize our assets and discharge our liabilities in the normal course of business, and do not reflect the adjustments to the carrying amount of assets and liabilities that would be necessary if we were unable to obtain adequate financing or restructure our debt. If we are unable to execute our business plan and restructuring our debt, we may not be able to continue as a going concern. The auditor's report is unqualified in respect of this matter.

(3)	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements, which are prepared in accordance with GAAP, include our accounts and the accounts of our majority-owned subsidiaries where we exert control. Investments in which we do not have control, and are not considered to be the primary beneficiary of a variable interest entity, but where we exercise significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. All other investments are accounted for at cost. Intercompany balances and transactions have been eliminated in consolidation.
Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.
Use of Estimates

The preparation of the consolidated financial statements, in accordance with GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions and conditions. Significant estimates we made in the accompanying financial statements include our ability to collect accounts receivable, the recoverability of inventory, the useful lives and recoverability of long-lived assets such as property, plant and equipment, intangible assets, goodwill and investments, capital leases, uncertain tax positions, the realizability of deferred tax assets, and the adequacy of the asset retirement obligation.
Revenues and Costs of Sales
Revenues are recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have been transferred to the customer, which is generally when title passes, the selling price is fixed or determinable, and collection is reasonably assured. Title generally passes to the customer upon shipment of product from our facilities. Certain contracts with customers contain provisions whereby title passes upon loading the product at the shipping port. Prices are generally set at the time of, or prior to, shipment. Transportation and distribution costs are incurred only on sales for which we are responsible for delivering the product.
Costs of sales include costs of production and write downs of inventory to market value. Primary production costs include labor, raw materials, depreciation, supplies, maintenance costs and plant overhead.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair values.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We review the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. At December 31, 2014 and 2013, our allowance for doubtful accounts was $2.6 million.
Inventory
Inventory consists of stockpiles of crushed ore, bastnasite concentrate, raw materials, work in process, finished goods and materials and supplies. Inventory cost is determined using the lower of weighted average cost or estimated net realizable market value, and includes all expenses directly attributable to the manufacturing process as well as production overheads based on normal operating capacity. We evaluate the carrying amount of inventory each quarter giving consideration to slow-moving items, obsolescence, excessive levels, and other factors and recognizes related write-downs as necessary. Write-downs of inventory to estimated market value are charged to costs of sales. Inventory expected to be used and sold beyond a twelve-month period is classified as a non-current asset in the consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment obtained in business acquisitions are recorded at their estimated fair value as of the acquisition date. Expenditures for new property, plant and equipment, and improvements that extend the useful life or functionality of the asset are recorded at their cost of acquisition or construction. Depreciation on property, plant and equipment is provided using the straight-line method over their estimated useful lives. Maintenance costs are expensed as incurred.
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
Gains or losses arising on the disposal of property, plant and equipment are determined as the difference between the proceeds from disposal and the carrying amount of the asset, and are included in other income (expense) in the consolidated statements of operations and comprehensive loss.
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

Intangible Assets
Intangible assets consist primarily of customer relationships, patents and other intellectual properties, Chinese land use rights and both indefinite-lived and finite-lived trade names. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives, which range from 2 to 16 years for customer relationships, patents and trade name, and 50 years for Chinese land use rights.
Recoverability of Long-Lived Depreciable/Amortizable Assets
Long-lived assets such as property, plant, and equipment, mineral properties and intangible assets that are depreciated or amortized, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment is considered to exist if the total undiscounted future cash flows expected from the use of the asset or asset group are less than its carrying amount. An impairment loss, if any, is recorded for the excess of the asset's or asset group's carrying amount over its fair value, as determined by a valuation technique appropriate to the given circumstances.
Recoverability of Goodwill
We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the acquisition. On an annual basis or in interim periods when circumstances require, we test the recoverability of our goodwill utilizing a two-step impairment analysis. Under this analysis, we initially compare the fair value of each identified reporting unit with the reporting unit's carrying amount. Our reporting units are determined either at the operating segment level or a component one level below the operating segment that constitutes a business for which the operating segment's management generally reviews production and financial results. To the extent that a reporting unit's fair value is less than its carrying amount, we perform an additional step to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is calculated by first allocating the reporting unit's fair value to its assets and liabilities, excluding goodwill, and then comparing the excess of the reporting unit's fair value to the carrying amount of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, we would recognize an impairment loss. The valuation methodology utilized to determine the fair value of our reporting units is based on a discounted cash flow model, or income approach, in which expected future net cash flows, excluding any financing costs or dividends, are discounted using an appropriate discount rate. The income approach is dependent upon a number of significant management estimates about future performance including expected sales volumes, sales prices, production costs, income taxes, capital expenditures, working capital changes, foreign exchange rates and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Discount factors are determined individually for each reporting unit to reflect its respective risk profile as assessed by us.
Investments
Investments in non-marketable equity securities of entities in which we have the ability to exercise significant influence over the entity's operating and financial policies are accounted for by the equity method. We recognize our proportionate share of the entity’s income or loss each period with such amounts included in "Equity in income (loss) of affiliates" in the consolidated statements of operations and comprehensive income (loss). Equity method investments are reviewed periodically for other-than-temporary decline in value. Investments in non-marketable equity securities of entities for which we do not have the ability to exercise significant influence over the entity’s operations and financial policies are accounted for at cost, and are subject to periodic other-than-temporary impairment assessments.
Business Combinations
We account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that we hold in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in our results from the date of the acquisition. We expense all costs as incurred related to an acquisition under “Corporate development” in the consolidated statement of operations and comprehensive income (loss).
Asset Retirement Obligation
We account for reclamation costs, along with other costs related to the closure of our Mountain Pass facility, in accordance with ASC 410-20, Asset Retirement Obligations, which requires us to recognize an ARO at its estimated fair value in the period in which the obligation is incurred. Events that trigger the recognition of an ARO include land disturbances and construction of a property for which there is a legal obligation to restore the land and the property to their original state. The liability is initially measured at fair value using a discounted cash flow model, and is subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. A corresponding asset retirement cost is capitalized as part of the carrying amount of the related long-lived assets and is amortized over the assets’ remaining useful lives.
Income Taxes
We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at enacted statutory tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on both our historical and anticipated earnings levels. We review our deferred tax assets each reporting period to determine if adjustments to the valuation allowance are necessary.
We record our deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income for the period in which the deferred tax assets or liabilities are expected to be realized. The statutory income tax rates that are applied to the current and deferred income tax calculations differ by the jurisdictions in which we conduct business. Changes in such income tax rates and apportionment laws may result in changes in our deferred income tax assets, liabilities and related expense in the period of enactment.
Foreign Currency
The functional currency of the majority of our operations is the U.S. dollar. Assets and liabilities recorded in functional currencies other than the functional currency are translated at the spot rate in effect at the applicable reporting date; revenues and expenses in foreign currencies are translated at actual exchange rates for significant transactions or at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of "Accumulated other comprehensive income (loss)" in the consolidated balance sheets. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statements of cash flows.
Transactions denominated in currencies other than the applicable functional currency are recorded based on exchange rates at the time such transactions occur. Changes in exchange rates associated with monetary amounts recorded in our consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in "Foreign exchange gains (losses), net" in the consolidated statements of operations and comprehensive income (loss).
Correction of Functional Currency
As part of our acquisition of Molycorp Silmet on April 1, 2011, we determined that its functional currency was the Euro. During the fourth quarter of 2014, we reconsidered a number of economic indicators that apply to the operations of Molycorp Silmet and concluded that the U.S. dollar should have been the functional currency that most faithfully represents the economic effects of its underlying transactions. Because this misstatement, both individually and in the aggregate, was not material to any of our prior years’ financial statements, and the impact of correcting it was not material to the full-year 2014 financial statements, we adjusted the cumulative effect of changing the functional currency of Molycorp Silmet in the fourth quarter of 2014. The out-of-period adjustment had the following impact on the consolidated balance sheet and the consolidated statement of operations and comprehensive loss in 2014:

Increase to balance sheet captions:	(In thousands)
Other current assets	$91
Inventory	2,339
Property, plant and equipment	7,742
Other non-current assets	275
Other current liabilities	8
Accumulated other comprehensive income	14,281

Increase (decrease) to statements of operations and comprehensive loss captions:
Revenues	$270
Costs of sales	5,745
Foreign exchange gain	1,633
Net loss	3,842
Foreign currency translation adjustments	(14,281)
Comprehensive loss	(10,439)

Comprehensive Income (Loss)
We present comprehensive income (loss) in two separate, but consecutive statements. In addition to "Net income (loss)", "Comprehensive income (loss)" includes foreign currency translation adjustments and actuarial gains and losses associated with the defined benefit pension benefits and post-retirement benefits for the employees of one of Molycorp Canada’s former manufacturing facilities.
Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing our net income (loss) attributable to our stockholders, reduced by cumulative undeclared and paid dividends on any outstanding preferred stock, by the weighted average number of shares of common stock outstanding during the period.
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

We intend to adopt ASU 2014-09 in our financial statements for the annual period beginning on January 1, 2017. The extent of the impact of adoption of the standard has not yet been determined.

(4)	Segment Information
Our operations are organized into four reportable segments, each reflecting a unique combination of product lines and technologies: Resources, Chemicals and Oxides, Magnetic Materials and Alloys, and Rare Metals.

The Resources segment includes our operations at the Mountain Pass facility, where we perform rare earth minerals extraction to produce LREC; separated rare earth oxides, including Lanthanum, Cerium, and Neodymium-Praseodymium; heavy rare earth concentrates, which include Samarium, Europium, Gadolinium, Terbium, Dysprosium, and others; and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX™.

The Chemicals and Oxides segment includes the following productions: rare earths from our Molycorp Silmet AS, or Molycorp Silmet, facility in Sillamäe, Estonia; separated heavy rare earth oxides and other custom engineered materials from our majority-owned Jiangyin Jia Hua Advanced Material Resources Co., Ltd. facility, or Molycorp Jiangyin, in Jiangyin, Jiangsu Province, China; and rare earths, salts of REEs, zirconium-based engineered materials, and mixed rare earth/zirconium oxides from our majority-owned Zibo Jia Hua Advanced Material Resources Co., Ltd. facility, or Molycorp Zibo, in Zibo, Shandong Province, China. At our Chemicals and Oxides segment, we develop and sell rare-earth based oxides for all the major emission catalysts manufacturers. Several factors are driving an increasing demand for emission catalysts, including the following: the accelerating shift of vehicle production to the BRIC countries (Brazil, India, Russia and China); the continuous development of new emission catalytic solutions; and an overall tightening of environmental regulations around the world. Other applications that utilize rare earths and zirconium-based materials we produce at our Chemicals and Oxides segment include computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.
The Magnetic Materials and Alloys segment includes the production of Neo Powders™ through our wholly-owned manufacturing facilities in Tianjin, China, and Korat, Thailand, under the Molycorp Magnequench brand. This operating segment also includes manufacturing of Neodymium and Samarium magnet alloys and other specialty alloy products and rare earth metals at our Molycorp Metals and Alloys, Inc., or MMA, facility in Tolleson, Arizona. Neo Powders™ are used in the production of high performance, bonded NdFeB permanent magnets, which are found in micro motors, precision motors, sensors, and other applications requiring high levels of magnetic strength, flexibility, small size, reduced weight, and energy efficient performance.
The Rare Metals segment produces, reclaims, refines, and markets high value niche metals and their compounds that include Gallium, Indium, Rhenium, Tantalum, and Niobium. Operations in this segment are distributed in several locations: Quapaw, Oklahoma; Blanding, Utah; Peterborough, Ontario, Canada; Sagard, Germany; Hyeongok Industrial Zone in South Korea; and Sillamäe, Estonia. Applications from products made in this segment include wireless technologies, LED, flat panel display, turbine, solar, catalyst, steel additive, electronics applications, and others. The growing adoption of LED applications, which require the use of Gallium trichloride, is allowing the Rare Metals segment to benefit from the decline in certain rare earth phosphor applications.
The accounting polices used in the preparation of our reportable segment financial information are the same as those used in the preparation of our consolidated financial statements. The primary metric we use to measure the financial performance of each reportable segment is OIBDA (Operating income before depreciation, amortization and accretion), which provides a better indication of the base-line performance of our core business operations.

Year ended December 31, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$14,097	$159,365	$222,795	$79,355		$—	$475,612
Inter-segment	34,093	22,056	7,591	—		(63,740)	—
Total revenues	$48,190	$181,421	$230,386	$79,355		$(63,740)	$475,612
OIBDA	(146,157)	(202,588)	52,966	(442)
Depreciation, amortization and accretion	(78,739)	(17,401)	(16,956)	(10,343)
Operating (loss) income (c)	$(224,896)	$(219,989)	$36,010	$(10,785)	$(33,195)	$1,984	$(450,871)
Other expense							(5,092)
Foreign exchange loss, net							(3,146)
Interest expense, net of capitalized interest							(167,375)
Gain on extinguishment of convertible notes, net							19,719
Impairment of investment at cost							$(12,000)
Loss before income taxes and equity earnings							$(618,765)
Total assets at December 31, 2014	$1,593,105	$248,040	$618,314	$105,826	$1,385,265	$(1,374,564)	$2,575,986
Capital expenditures (d)	$49,364	$3,907	$2,120	$2,063	$—	$—	$57,454

Year ended December 31, 2013	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$33,621	$181,815	$252,713	$86,241		$—	$554,390
Inter-segment	26,040	37,256	—	—		(63,296)	—
Total revenues	$59,661	$219,071	$252,713	$86,241		$(63,296)	$554,390
OIBDA	(177,384)	(65,135)	50,899	(12,456)
Depreciation, amortization and accretion	(46,318)	(22,754)	(27,812)	(8,652)
Operating (loss) income (c)	$(223,702)	$(87,889)	$23,087	$(21,108)	$(46,126)	$(953)	$(356,691)
Other expense							1,886
Foreign exchange loss, net							(376)
Interest expense, net of capitalized interest							(67,684)
Impairment of investment at cost							(9,411)
Loss before income taxes and equity earnings							$(432,276)
Total assets at December 31, 2013	$1,791,421	$485,642	$590,516	$82,538	$1,547,267	$(1,490,582)	$3,006,802
Capital expenditures (d)	$231,027	$6,961	$3,700	$7,549	$250	$—	$249,487

Year ended December 31, 2012	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals (e)	Corporate and other(a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$88,870	$181,849	$179,335	$77,642		$—	$527,696
Inter-segment	7,256	25,717	—	—		(32,973)	—
Total revenues	$96,126	$207,566	$179,335	$77,642		$(32,973)	$527,696
OIBDA	(56,229)	(177,949)	(105,806)	(12,834)
Depreciation, amortization and accretion	(13,991)	(13,110)	(19,737)	(5,837)
Operating loss (c)	$(70,220)	$(191,059)	$(125,543)	$(18,671)	$(85,459)	$24,803	$(466,149)
Other expense							(38,798)
Foreign exchange gain, net							2,872
Interest expense, net of capitalized interest							(22,116)
Loss before income taxes and equity earnings							$(524,191)
Capital expenditures (d)	$814,054	$10,910	$5,614	$10,750	$1,733	$—	$843,061

(a)	Includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense.

(b)	Consists of inter-segment sales and gross profits eliminations as well as eliminations of lower of cost or market adjustments related to inter-segment inventory.

(c)	Includes impairment of goodwill and other long-lived assets in some segments. See Notes 7 and 9 below for details.

(d)	On an accrual basis excluding capitalized interest. Interest was no longer capitalized in 2014.

(e)	Excludes operating results from the Napanee facility, which is treated as a discontinued operation for comparative purposes.

The geographic distribution of our revenues based on our customers' locations for the years ended December 31, 2014, 2013 and 2012, was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Asia:
China	$162,980	$199,021	$118,086
Japan	100,468	99,952	160,942
Thailand	19,585	17,129	7,674
Hong Kong	—	8,815	4,793
South Korea	14,451	12,418	3,828
Singapore	150	54	212
North America	89,769	92,066	103,555
Europe	86,285	113,549	117,907
Other	1,924	11,386	10,699
Total	$475,612	$554,390	$527,696

Our property, plant and equipment, net carrying amounts by geographic location at December 31, 2014 and 2013 were as follows:

	At December 31,
	2014	2013
	(In thousands)
North America	$1,582,291	$1,627,892
Europe	68,212	73,674
China	49,930	53,131
Thailand	5,457	6,213
Other Asia	2,080	1,913
Other	—	51
Total	$1,707,970	$1,762,874

(5)	Inventory
At December 31, 2014 and 2013, our inventory consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Current:
Concentrate stockpiles	$—	$24
Raw materials	47,796	42,627
Work in process	24,901	41,962
Finished goods	67,795	65,662
Materials and supplies	28,831	21,508
Total current	$169,323	$171,783
Long-term:
Concentrate stockpiles	$—	$4
Raw materials	25,127	25,325
Total long-term	$25,127	$25,329

The following table presents charges to costs of sales related to our assessment of normal production levels and write-downs of inventory:

	December 31,
	2014	2013	2012
	(In thousands)
Abnormal production costs expensed in the period (a)	$93,917	$88,070	$11,982
Write-down to the lower of cost or market (b)	84,414	100,346	80,939
Write-downs of stockpile inventory (c)	—	—	2,100
Total	$178,331	$188,416	$95,021

(a)
Relates to production costs that would have been inventoriable had we been operating at normal production levels. In all periods presented, the majority of these production costs related to the Resources segment.

(b)	Attributable to the decline in rare earths prices and low inventory turnover.

(c)	Adjustments of the estimated REO content in the stockpile at the Resources segment.

(6)	Deposits
We had $31.1 million and $26.0 million in deposits reported as non-current assets at December 31, 2014 and 2013, respectively, which consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Escrow arrangement with Kern River Gas Transmission Company ("Kern River")	$20,612	$20,612
Construction insurance program	2,710	1,504
Collateral placed against the surety bonds issued to California state and regional agencies for the closure and reclamation obligations at the Mountain Pass facility, and other deposits	7,756	3,881
Total	$31,078	$25,997

(7)	Property, Plant and Equipment, net
We capitalized expenditures of $57.5 million, $320.7 million and $902.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. In each year, the majority of these expenditures related to the expansion and modernization efforts, and certain other capital projects at our Mountain Pass facility (Resources segment). In 2013 and 2012, these amounts included capitalized interest of $71.2 million and $59.3 million, respectively, which we added to "Construction in progress" until the asset was complete and ready for its intended use. Subsequently, capitalized interest was allocated to the pertinent asset class, such as "Land improvements", "Building and improvements" or "Plant and equipment", and amortized over the estimated useful life of the asset. Starting in 2014, we no longer capitalized interest because the construction of our Mountain Pass facility was substantially complete at the beginning of the year.
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $97.8 million, $60.3 million and $20.9 million, respectively. These amounts include amortization of assets under capital leases totaling $2.8 million, $2.3 million and $0.9 million in each respective year. At December 31, 2014 and 2013, our property, plant and equipment consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Land	$13,121	$12,822
Land improvements (15 to 30 years)	305,119	327,029
Buildings and improvements (4 to 40 years)	811,418	418,510
Plant and equipment (2 to 15 years)	623,453	288,603
Vehicles (7 years)	2,884	2,986
Computer software (5 years)	12,268	12,424
Furniture and fixtures (5 years)	1,039	1,044
Construction in progress (a)	80,699	755,107
Natural gas delivery facility under capital lease (10 years)	15,658	15,658
Mining equipment under capital lease (7 years)	10,982	7,370
Mineral properties (Note 8)	23,669	23,999
Property, plant and equipment at cost	1,900,310	1,865,552
Less accumulated depreciation	(192,340)	(102,678)
Property, plant and equipment, net	$1,707,970	$1,762,874

(a)	Primarily related to expenditures at the Molycorp Mountain Pass facility.

In order to write-off certain equipment no longer in use or certain capital projects that we placed on hold indefinitely, we recognized impairment charges of $14.4 million, $16.3 million and $5.9 million in 2014, 2013 and 2012, respectively, which are included in "Impairment of goodwill and other long-lived assets" in the consolidated statement of operations and comprehensive loss. Of these charges, $13.6 million, $14.2 million and $3.8 million, in each respective year, related to assets that were held and used at our Mountain Pass facility. In 2014, we received insurance proceeds of approximately $12.9 million to settle disputes with certain of our engineering and construction service providers related to claims for defective workmanship associated with the construction of our Mountain Pass facility. These insurance proceeds were recorded against the assets affected by defects.

(8)	Mineral Properties
Mineral properties include capitalized acquisition costs, drilling costs, and the cost of other development work associated with our Mountain Pass facility. We deplete our mineral properties using the units of production method over estimated proven and probable reserves. Refer to Part I, Item 2. "Properties" for more information on our mineral reserves and some statistics pertaining to our mining-through-flotation processes for the three-year period ended December 31, 2014.

During the fourth quarter of 2012, we had capitalized certain exploration rights in property, plant and equipment for total of $16.2 million, which we paid with the issuance of 788,410 shares of our common stock at $10.147 per share, and $8.2 million in cash. At December 31, 2013, we determined that the mineral deposits underlying these exploration rights could not be economically extracted and, as a result, we recognized an impairment charge of $16.2 million in "Impairment of goodwill and other long-lived assets" in the consolidated statement of operations and comprehensive loss.

(9)	Goodwill and Other Intangible Assets
Goodwill

For purposes of testing the recoverability of our goodwill, we identified reporting units that substantially mirror our reportable segments, except for our Molycorp Silmet facility and our Buss & Buss facility. Our Molycorp Silmet facility, which is included in the Chemicals and Oxides segment in relation to the production of rare earths, and in the Rare Metals segment in relation to the manufacturing of tantalum and niobium, is treated as a separate reporting unit because it has an immaterial goodwill balance that would not be practical to allocate to its manufacturing components under different reportable segments. Our Buss & Buss facility is reported under our Rare Metals segment and is treated as a separate reporting unit for purposes of this test. Our Resources segment has no goodwill.

As part of the recoverability of goodwill test we performed at December 31, 2014, we recognized an impairment charge of $125.2 million to write-off the carrying amount of our Chemicals and Oxides segment's goodwill. This impairment was driven by our revised cash flows projections reflecting the declining market demand for lighting phosphor products, and the continuing softness in the prices of products sold at our Chemicals and Oxides segment. Also as of December 31, 2014, we recognized an impairment charge of approximately $0.7 million at our Rare Metals segment to write-off the remaining goodwill associated with the rare metals production at our Molycorp Silmet facility. Finally, we determined that the fair value of our Magnetic Materials and Alloys segment exceeded its carrying amount by approximately 10% as of December 31, 2014.
As of December 31, 2013, we concluded that the fair value of our Chemicals and Oxides segment and our Molycorp Silmet facility exceeded their respective carrying amounts; the fair value of our Magnetic Materials and Alloys segment approximated its carrying amount; our Rare Metals segment, excluding the Buss & Buss facility, had a fair value in excess of its carrying amount, but the Buss & Buss facility's fair value was less than its carrying amount. As a result, we performed an additional step to determine the implied fair value of the Buss & Buss facility's goodwill and recognized an impairment charge of approximately $11.0 million in the Rare Metals segment to account for the excess of such implied goodwill over its carrying amount. The main factors leading to this impairment charge in 2013 included reduced cash flows projections for the Buss & Buss business combined with an increase in the reporting unit's working capital, which stemmed, primarily, from the revaluation of its inventory.

At December 31, 2012, we concluded that our Molycorp Silmet facility's fair value exceeded its carrying amount; however, for the other reporting units that included goodwill, the estimated fair value did not exceed their respective carrying amounts. As a result, we completed step two of the impairment test and determined that the certain goodwill was impaired for our Chemicals and Oxides, Magnetic Materials and Alloys, and Rare Metals segments. We initially recorded a goodwill impairment charge of approximately $258.3 million, which was primarily associated with the reporting units created as a result of the Molycorp Canada acquisition. However, in connection with the final allocation of the consideration transferred as a result of the Molycorp Canada acquisition, which was completed in the second quarter of 2013, we increased the initial carrying amount of goodwill by $31.6 million, but recognized an immediate impairment charge of $31.6 million that completely offset the incremental goodwill. This additional goodwill impairment was recognized retroactively in the fourth quarter of 2012.

Circumstances that negatively affected our estimate of fair value of our reporting units in 2012 included: the depressed pricing environment for certain rare earths and rare metals; delays in the development of products by our customers that utilize rare earths and rare metals; and delays in ramping up our Mountain Pass facility, which impaired our ability to enter into longer-term contracts, and generate the anticipated synergies expected from the Molycorp Canada acquisition.

During the recoverability of goodwill test we performed at December 31, 2014, we determined that the goodwill impairment charge we recognized in 2012 was not properly allocated to the noncontrolling interests of our Chemicals and Oxides segment. Given that this allocation was not material to any of our prior years’ financial statements, and the impact of correcting it was not material to the full-year 2014 financial statements, we recorded an out-of-period adjustment of approximately $10.3 million that increased the loss attributable to noncontrolling interest in the statement of operations and comprehensive loss for the year ended December 31, 2014, with an offset to the statement of stockholders' equity.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2014, 2013 and 2012, were as follows:

	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Total
	(In thousands)
December 31, 2011	$728	$1,977	$727	$3,432
Goodwill acquired	285,633	213,525	27,046	526,204
Impairment	(161,132)	(112,694)	(16,068)	(289,894)
December 31, 2012	125,229	102,808	11,705	239,742
Impairment	—	—	(10,992)	(10,992)
December 31, 2013	125,229	102,808	713	228,750
Impairment	(125,229)	—	(713)	(125,942)
December 31, 2014	$—	$102,808	$—	$102,808

Other Intangible Assets
At December 31, 2014 and 2013, our intangible assets, other than goodwill, consisted of the following:

	Customer relationships	Rare earths quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount	(In thousands)
December 31, 2013	$344,580	$—	$152	$15,586	$3,568	$4,420	$368,306
Additions	—	—	—	—	—	37	37
Foreign currency translation adjustment	177	—	—	—	—	—	177
Impairment	(121,057)	—	—	—	(368)	—	(121,425)
December 31, 2014	$223,700	$—	$152	$15,586	$3,200	$4,457	$247,095

Accumulated Amortization
December 31, 2013	$35,980	$—	$27	$343	$227	$862	$37,439
Amortization	23,019	—	125	66	77	617	23,904
Impairment	(30,119)	—	—	—	—	—	(30,119)
December 31, 2014	28,880	—	152	409	304	1,479	31,224
Net book value	$194,820	$—	$—	$15,177	$2,896	$2,978	$215,871

	Customer relationships	Rare earths quotas	Patents	Trade names	Land use rights	Other	Total
Gross carrying amount	(In thousands)
December 31, 2012	$344,774	$78,300	$33,252	$15,586	$3,568	$4,420	$479,900
Additions	48	—	—	—	—	—	48
Foreign currency translation adjustment	(242)	—	—	—	—	—	(242)
Impairment	—	(78,300)	(33,100)	—	—	—	(111,400)
December 31, 2013	$344,580	$—	$152	$15,586	$3,568	$4,420	$368,306

Accumulated Amortization
December 31, 2012	$14,095	$4,035	$9,365	$1,152	$66	$249	$28,962
Amortization	22,145	7,018	13,554	65	161	613	43,556
Adjustments	(260)	—	—	(874)	—	—	(1,134)
Impairment	—	(11,053)	(22,892)	—	—	—	(33,945)
December 31, 2013	35,980	—	27	343	227	862	37,439
Net book value	$308,600	$—	$125	$15,243	$3,341	$3,558	$330,867
    As of December 31, 2014, as a result of lower long-term growth prospects due to a shift in technology affecting certain market, we recognized an impairment charge of approximately $90.9 million related to certain customer relationships reported under our Chemicals and Oxides and Rare Metals segments. The majority of the intangible assets impaired were associated with the Molycorp Canada acquisition. We updated our fair value estimate of these customer relationships based on the income approach using certain unobservable inputs, including a customer attrition rate of approximately 13%.
In December 2013, we determined there was no longer value associated with our Chinese rare earths export quotas because the Chinese government in 2013 had turned to other means for controlling its domestic rare earth industry and, therefore, our Molycorp Zibo and Molycorp Jiangyin facilities in the Chemicals and Oxides segment would no longer be able to benefit from the related export premiums. As a result, we recognized an impairment charge of $67.2 million for the rare earths quotas in 2013 under "Impairment of goodwill and other long-lived assets" in the consolidated statement of operations and comprehensive loss.
Based on a discounted cash flow analysis using updated margin projections on products manufactured by our Magnetic Materials and Alloys segment using a patent that expired in 2014, we recorded impairment charges of $10.2 million and $6.0 million in 2013 and 2012, respectively, which are included under "Impairment of goodwill and other long-lived assets" in the consolidated statement of operations and comprehensive loss for these prior periods. Amortization expense on our other intangible assets in 2012 was $28.6 million.
Our trade names balance at December 31, 2014 includes $14.8 million of intangible assets that are not subject to amortization. These assets, which we acquired in 2012, are our only indefinite-lived intangible assets. Amortization expense on all other intangible assets for the next five years and thereafter is expected to be as follows:

(In thousands)
2015	$16,441
2016	16,441
2017	16,441
2018	16,277
2019	16,277
Thereafter	119,194

(10)	Investments
The following table provides a reconciliation of the carrying amount of our investments at December 31, 2014 and 2013:

	Boulder Wind Power, Inc.	IMJ	Keli	Ingal Stade	Other investments		Total
	(In thousands)
December 31, 2012	$20,000	$25,193	$11,000	$5,015	$2,828		$64,036
Additions	—	3,419	—	—	—		3,419
Equity loss	n/a	(6,529)	(2,600)	(40)	—		(9,169)
Impairment	(8,000)	—	—	—	(1,411)	(a)	(9,411)
December 31, 2013	12,000	22,083	8,400	4,975	1,417		48,875
Adjustment to investments classification	—	51	(1,240)	(38)	1,227		—
Additions	—	—	—	—	703		703
Dividends	—	—	(2,014)	—	—		(2,014)
Equity (loss) income	n/a	(6,541)	(635)	(51)	158		(7,069)
Impairment	(12,000)	(14,808)	—	(4,886)	—		(31,694)
December 31, 2014	$—	$785	$4,511	$—	$3,505		$8,801
(a) The impairment charge in 2013 relates to the equity interest in Atlantic Metals & Alloys, LLC.
Boulder Wind Power, Inc.
In 2011, we invested $20.0 million into Boulder Wind Power, Inc. ("BWP") Series B convertible preferred stock that we accounted for at cost. BWP is a company engaged in the development of permanent magnet generators and power conversion technology. At December 31, 2013, due to certain delays in the commercialization of BWP's technology, we reassessed the fair value of this investment and determined to write it down by $8.0 million. In the third quarter of 2014, the Board of Directors of BWP approved a plan to wind-down BWP's day-to-day operations and pursue potential sales opportunities for its portfolio of intellectual properties. Due to the current status of BWP's operations and uncertainty around the timing and amount of any future value from the investment in BWP, in the third quarter of 2014 we recognized an impairment charge of $12.0 million to write-off the remaining investment balance in BWP in impairment of investments at cost in the consolidated statement of operations and comprehensive loss.
Intermetallics Japan Joint Venture ("IMJ")
In November 2011, we, Daido Steel Co., Ltd. (“Daido”) and Mitsubishi Corporation (“Mitsubishi”) entered into an agreement for the purpose of manufacturing sintered NdFeB permanent rare earth magnets. The capital contribution ratio of IMJ was 30.0% by us, 35.5% by Daido and 34.5% by Mitsubishi; our total contribution to IMJ was approximately $31.0 million. IMJ was created to further develop and commercialize a technology that would allow the production of high performance sintered NdFeB permanent magnets, with a competitive cost structure based on REE market prices that existed in 2011. Because of the spike in REE price in 2011, and the associated uncertainty that spike created in the supply chain of rare earth products, end-users' specifications for sintered NdFeB permanent magnets have changed over the last couple of years and, as a result, IMJ's technology would require further investments to meet current customers' demand. Given our focus on the optimization and production ramp up at our Mountain Pass facility to serve the needs of our existing customer base, in December 2014, we considered an offer from Daido to buy-out Mitsubishi's and our proportional share of the investment in IMJ for approximately $1.0 million each. As of December 31, 2014, negotiations with Daido were ongoing. As a result of our decision to consider the buy-out offer from Daido, we recognized a charge of approximately $14.8 million in "Equity loss of affiliates" in the consolidated statement of operations and comprehensive loss to write-off the majority of our investment in IMJ as of December 31, 2014. The results of operations of this joint venture are reported under our Resources segment based on the equity method of accounting.
Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”)
We acquired a 25% equity interest in Keli for $12.2 million on June 11, 2012. Keli is a Chinese business that converts REO into metals for use in our Neo Powders™.
Ingal Stade GmbH (“Ingal Stade”)
On June 11, 2012, as part of the Molycorp Canada acquisition, we acquired a 50% ownership interest in Ingal Stade for $4.9 million, a German joint venture involved in the extraction of gallium metal ("GaM") from alumina smelter bayer liquor with purity level of 5N (99.999%) or higher. In December 2014, we decided to cease purchasing GaM from Ingal Stade because the joint venture can no longer provide this metal at a competitive price. Since the purchase of GaM at a competitive price was the main value proposition of our investment in Ingal Stade, as of December 31, 2014 we recognized a charge of $4.9 million in "Equity loss of affiliates" in the consolidated statement of operations and comprehensive loss to write-off the balance of our investment in Ingal Stade. In addition, we wrote-off the balance of a loan receivable from Ingal Stade of $3.3 million, which we recognized in "Other expense" in the consolidated statement of operations and comprehensive loss after our investment in the equity of Ingal Stade was reduced to zero. The results of operations of this joint venture were reported under our Rare Metals segment based on the equity method of accounting.

(11)	Acquisitions
Molycorp Canada
On June 11, 2012, we completed the acquisition of all of the outstanding equity of Molycorp Canada's predecessor company pursuant to the terms of an arrangement agreement (the "Arrangement Agreement") for an aggregate purchase price of approximately $1,192.3 million. Pursuant to the Arrangement Agreement, Molycorp Canada's former shareholders elected to receive: (a) cash consideration equal to Canadian dollars ("Cdn") $11.30 per share of Molycorp Canada's predecessor company's common stock; or (b) share consideration of 0.4242 shares of Molycorp common stock or 0.4242 shares (the "Exchangeable Shares") issued by MCP Exchangeco Inc., our wholly-owned Canadian subsidiary, which are exchangeable for shares of our common stock on a one for one basis, per each share of Molycorp Canada's predecessor company's common stock; or (c) a combination of cash and shares of our common stock or Exchangeable Shares, all subject to the proration mechanics set forth in the Arrangement Agreement.

The consideration we paid to Molycorp Canada's former shareholders was comprised of approximately $908.2 million in cash, exclusive of realized losses on the contingent forward contract to purchase $870.0 million Canadian dollars, accounted for as a separate transaction apart from the business combination, as further discussed in Note 24. Additionally, 13,545,426 shares of our common stock and 507,203 Exchangeable Shares were issued and collectively valued at $284.1 million based on the closing price of our common stock on the acquisition date in accordance with the relevant accounting guidance. The Exchangeable Shares have no par value.
A preliminary allocation of the consideration transferred to the net assets of Molycorp Canada was made as of June 11, 2012. During the second quarter of 2013, we further adjusted the preliminary values assigned to certain assets and liabilities of Molycorp Canada in order to reflect additional information we obtained since June 11, 2012. As a result of the additional goodwill recognized during the final allocation of the consideration transferred to the net assets of Molycorp Canada, the goodwill impairment we recognized in the fourth quarter of 2012 increased by $31.6 million to $287.9 million. The other measurement period adjustments described in the table below have been reflected in the opening balance sheet; however, since these adjustments did not have a significant impact on our consolidated statements of operations and comprehensive loss or cash flows in any period, those statements were not retrospectively adjusted.
The following table summarizes the purchase consideration as well as the estimated fair value of the assets acquired and liabilities assumed in the Molycorp Canada acquisition:

	Preliminary Allocation of Consideration Transferred as of December 31, 2012	Measurement Period Adjustments	Final Allocation of Consideration Transferred
Purchase consideration:	(In thousands)
Cash consideration	$908,181		$908,181
Fair value of Molycorp common stock and Exchangeable Shares issued	284,144		284,144
Total purchase consideration	$1,192,325		$1,192,325
Estimated fair values of the assets and liabilities acquired:
Cash and cash equivalents	$317,169	$—	$317,169
Restricted cash	4,951	—	4,951
Accounts receivable	101,470	—	101,470
Inventory	250,989	—	250,989
Prepaid expenses and other current assets	26,893	—	26,893
Property, plant and equipment	75,745	—	75,745
Investments	21,019	(1,091)	19,928
Intangible assets	482,234	—	482,234
Deferred tax charges	13,435	—	13,435
Deferred tax assets	11,473	(1,423)	10,050
Goodwill	494,809	31,616	526,425
Other non-current assets	4,367	—	4,367
Accounts payable and accrued expenses	(138,576)	—	(138,576)
Debt	(255,338)	—	(255,338)
Other current liabilities	(33,990)	—	(33,990)
Deferred tax liabilities	(154,309)	5,880	(148,429)
Other non-current liabilities	(14,255)	—	(14,255)
Non-controlling interests	(15,761)	(34,982)	(50,743)
Total purchase consideration	$1,192,325	$—	$1,192,325
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
The following unaudited pro forma financial information provides what our consolidated revenues, net income (loss) and basic earnings per share would have been had the acquisition closed on January 1, 2012:

(In thousands, except per share amounts)	Revenues	Net income (loss)	Net income (loss) attributable to Molycorp	EPS Basic
Unaudited pro forma January 1, 2012 to December 31, 2012 (combined entity)	$863,728	$(463,716)	$(473,249)	$(4.53)
The unaudited pro forma revenues, earnings and earnings per share amounts have been adjusted to: a) eliminate the effect of sales and costs that occurred previous to the business combination between us and Molycorp Canada; b) reflect the incremental depreciation and amortization expense as a result of the allocation of the purchase price to certain depreciable and amortizable assets with useful lives ranging from two to 30 years; c) the tax effect of unaudited pro forma adjustments using our federal, state and international statutory tax rates based on the applicable tax jurisdictions; and d) the estimated increase in interest expense associated with the issuance of our Senior Notes (as defined below) the proceeds from which were used to finance a portion of the purchase consideration. The unaudited pro forma earnings of the combined entity for the year ended December 31, 2012 were also adjusted to exclude $115.2 million of non-recurring costs. The weighted average number of shares outstanding utilized in the basic income (loss) per share calculations have been adjusted to reflect the common shares we issued to Molibdenos y Metales S.A. ("Molymet"), the proceeds from which were used to finance a portion of the purchase consideration.
For the year ended December 31, 2012, we recognized approximately $62.0 million of transaction costs related to the Molycorp Canada acquisition in our consolidated statement of operations and comprehensive loss as follows:

(In thousands)
Corporate development:
Legal, accounting and advisory fees	$16,498
Other expenses:
Contingent forward contract loss	$37,589
Interest expense:
Bridge loan fee	$7,937
Increase of Equity Interest in Molycorp Jiangyin
During the fourth quarter of 2012, we acquired an additional 5% of our majority-owned Molycorp Jiangyin joint venture, bringing our equity interest to 95%. The investment in this joint venture was originally part of the Molycorp Canada acquisition. The purchase price for the additional equity interest in Molycorp Jiangyin was $15.0 million, of which $5.4 million we paid in cash on the date of closing and the remaining $9.6 million, plus accrued interest of $0.2 million, which was paid in cash at end of 2013.

(12)	Accrued Expenses
Accrued expenses at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Defined contribution plan	$613	$1,921
Professional fees	1,955	135
Accrued payroll and related benefits	7,010	5,739
Sales and use tax	2,339	3,354
Bonus accrual	5,109	4,449
Interest payable	18,300	18,158
Advance from customer	130	600
Withholding taxes	376	2,563
Amount payable to noncontrolling interest	2,929	—
Other accrued expenses	13,205	11,582
Total accrued expenses	$51,966	$48,501

(13)	Asset Retirement Obligation
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from the mining operations at our Mountain Pass facility. The following table presents the activity of our ARO for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$17,583	$22,125
Obligations settled	(1,549)	(3,849)
Accretion expense	1,153	1,328
Revisions in estimated cash flows	—	(3,793)
Loss on settlement	932	1,772
Balance at end of period	$18,119	$17,583
The balances above for the years ended December 31, 2014 and 2013 include a short-term portion of $0.3 million and $0.6 million, respectively, which were recorded under "Other current liabilities" in the consolidated balance sheets. Depreciation expense associated with the ARO was $0.6 million, $2.5 million and $2.0 million in 2014, 2013 and 2012, respectively. The balances presented above represent our estimated future discounted cash flows required to satisfy the obligations currently known to us. The total estimated future undiscounted cash flows required to satisfy our ARO was $33.1 million as of December 31, 2014. The discount rates we used to recognize the ARO in the balance sheets range from 5% to 10%, depending on the timing of when the obligations arose or were updated.
In the fourth quarter of 2013, we changed the timing of certain reclamation efforts in connection with the updated closure plan at our Mountain Pass facility from 2035 to 2042 and, as a result, we reduced our ARO by $3.8 million in 2013. The combination of the updated closure plan and the ARO reduction in 2013 explains the lower depreciation expense we recognized in 2014 for the ARO. In order to expand the mine pit to an area partially occupied by our legacy flotation plant, we substantially demolished that plant in 2013, and incurred costs in excess of our original reclamation estimate that led to a large portion of the settlement loss of $1.8 million we recognized in 2013. The demolition of the legacy flotation plant was completed in the first quarter of 2014.

We are required to provide the applicable governmental agencies with financial assurances relating to our closure and reclamation obligations. At December 31, 2014, we had financial assurance requirements of $28.8 million, which were satisfied with surety bonds placed with the California state and regional agencies.

(14)	Debt and Capital Lease Obligations
The following table provides a summary of the current and non-current portions of our debt and capital lease obligations at December 31, 2014 and 2013:

	December 31,
	2014		2013
	Current	Non-Current	Current	Non-Current
	(In thousands)
Bank loans due February 2015 - June 2017	$9,326	$91	$14,128	$2,699
3.25% Convertible Notes, net of discount, due June 2016	—	193,549	—	207,028
6.00% Convertible Notes, net of discount, due September 2017	—	335,969	—	346,708
5.00% Debentures, net of discount, due December 2017	—	2,075	—	2,493
5.50% Convertible Notes, net of discount, due February 2018	—	143,581	—	148,198
12.00% Term Loans, due September 2019	—	98,812	—	—
12.00% Equipment Financing, due September 2019	—	127,594	—	—
10% Senior Secured Notes, net of discount, due June 2020	—	638,899	—	637,435
Total debt	$9,326	$1,540,570	$14,128	$1,344,561

Capital lease obligations	3,234	19,211	2,234	19,355
Total debt and capital lease obligations	$12,560	$1,559,781	$16,362	$1,363,916
A reconciliation of the principal amount to the net carrying amount for each of our Convertible Notes and our 10% Senior Secured Notes at December 31, 2014 and 2013 is as follows:

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes		10% Senior Notes
	At December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
Principal amount	$206,505	$230,000	$383,000	$414,000	$161,500	$172,500	$650,000	$650,000
Unamortized debt discount	(12,956)	(22,972)	(47,031)	(67,292)	(17,919)	(24,302)	(11,101)	(12,565)
Net carrying amount	$193,549	$207,028	$335,969	$346,708	$143,581	$148,198	$638,899	$637,435

Interest cost incurred on each instrument in the table immediately above was as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
3.25% Convertible Notes	$15,553	$15,839	$15,312
6.00% Convertible Notes	41,070	39,779	17,457
5.50% Convertible Notes	14,578	13,107	n/a
10% Senior Notes	66,606	66,323	40,070
The interest cost listed above is comprised of the coupon interest, the accretion of the underwriting discounts, the accretion of the initial equity component of the convertible notes (3.25% - $36,227; 6.00% - $68,695; and 5.50% - $21,815), and the amortization of the issuance costs.

Weighted average interest rate on our bank loans was 4.10% and 3.59% at December 31, 2014 and 2013, respectively, and our total amount of unused lines of credit was $20.3 million at December 31, 2014. This amount excludes the portion of the 2014 Financings available to be drawn. Our scheduled minimum debt repayments, excluding capital lease obligations, were as follows at December 31, 2014:

Debt maturities, excluding capital leases	(In thousands)
2015	$9,326
2016	206,565
2017	385,106
2018	161,500
2019	321,154
Thereafter	650,000
Total	$1,733,651
As of December 31, 2014, we were in compliance with all applicable covenants related to our indebtedness. However, as disclosed in Note 2, certain financial and operational conditions indicate the existence of a material uncertainty that casts substantial doubt on our ability to meet our obligations as they come due.

2014 Debt Issuance
12% Term Loans and 12% Equipment Financing
On September 11, 2014 (the “closing date”), we received initial gross proceeds totaling $250.0 million from the 2014 Financings with Oaktree, with the remaining $149.8 million available to be drawn until April 30, 2016, $134.8 million of which is available only if we satisfy certain financial and operational conditions. Net proceeds from the 2014 Financings were approximately $207.1 million after the repayment of approximately $23.7 million of principal amount (plus accrued interest) and $4.0 million of principal amount (plus accrued interest) of our 3.25% Convertible Notes and 6.00% Convertible Notes, respectively, owned by Oaktree (“Oaktree Notes Repurchase”), $8.0 million paid to Oaktree as a commitment yield enhancement, and the payment of transaction costs of approximately $7.3 million. As a result of the Oaktree Notes Repurchase, we recognized a loss on extinguishment of $2.0 million in the statements of operations and comprehensive loss for the year ended December 31, 2014.
The 2014 Financings consist of two term loans and one equipment financing, as follows:

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
The springing maturity dates, in combination with the early payment premiums applicable to any prepayment of the loans described above, meet the definition of a derivative that is required to be bifurcated from its host debt instrument. Because this derivative is to be classified as a liability, we recognized a discount on the Term Loans as of the closing date of approximately $1.7 million, in the aggregate, which will be amortized to interest expense over the duration of the Term Loans. See Note 24 for more information on this derivative.

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
In connection with the 2014 Financings, we issued warrants to Oaktree to purchase up to an aggregate of 24,477,359 shares of our common stock. For accounting purposes, a portion of the proceeds from the 2014 Financings was allocated to the warrants, which created a discount on the Term Loans and the Equipment Financing of approximately $28.2 million, in the aggregate. This discount will be recognized as interest expense over the term of the 2014 Financings. See Note 16 and Note 24 for more information on the warrants.
The following table presents a reconciliation of the principal amount to the net carrying amount of, and interest cost for, the Term Loans and the Equipment Financing at December 31, 2014:

	12.00% Term Loans	12.00% Equipment Financing
	(In thousands)
Principal amount (a)	$111,858	$141,993
Unamortized debt discount	(13,046)	(14,399)
Net carrying amount	$98,812	$127,594

Cash interest	$6,264	$2,082
PIK interest	1,691	2,160
Total interest cost	$7,955	$4,242
Obligations under the 2014 Financings are guaranteed by us and certain of our subsidiaries (the “Pari Passu Guarantors”) that also guarantee the obligations under our 10% Senior Notes. Our obligations and those of the Pari Passu Guarantors under the 2014 Financings are secured by a pari passu lien on substantially all of our assets and the assets of the Pari Passu Guarantors (the “Pari Passu Collateral”) on an equal and ratable basis with the obligations under the 10% Senior Notes. The maximum principal amount of debt under the 2014 Financings secured by the Pari Passu Collateral shall not exceed $300.0 million in the aggregate at any time or such higher amount permitted by the Pari Passu Indenture. In addition, the obligations under the 2014 Financings are guaranteed by certain of our other subsidiaries (the “First Priority Guarantors”). The obligations of the First Priority Guarantors under the 2014 Financings are secured by a first priority lien on certain equity interests owned by the First Priority Guarantors, including equity interests of certain foreign subsidiaries. In addition, the Magnequench Credit Agreement is secured by a first priority lien on substantially all of the assets of Magnequench, Inc.

2013 Debt Issuance

On January 30, 2013, we issued $150.0 million aggregate principal amount of our 5.50% Convertible Senior Notes due 2018 (the “5.50% Convertible Notes”) in a registered public offering. Certain of our officers, directors and other related parties purchased $20.5 million of this aggregate principal amount. On March 1, 2013, the underwriters of such offering purchased an additional $22.5 million aggregate principal amount of the 5.50% Convertible Notes. After deducting the underwriting discounts and commissions, net proceeds from the issuance of the 5.50% Convertible Notes were $165.6 million.

The 5.50% Convertible Notes are our senior unsecured obligations and pay a 5.50% interest semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The 5.50% Convertible Notes are convertible at any time into shares of our common stock, cash, or a combination thereof, at our election. The conversion rate will initially be 138.8889 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $7.20 per share of our common stock), subject to customary adjustments. The 5.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted in accordance with their terms prior to that date. We will have the right to redeem the 5.50% Convertible Notes on or after February 1, 2016 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. The 5.50% Convertible Notes rank equal in right of payment to existing and future liabilities that are not expressly subordinated to the 5.50% Convertible Notes, and rank effectively junior to our existing and future secured indebtedness.

We separately account for the liability and equity components of convertible debt instruments, such as the 5.50% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 5.50% Convertible Notes. The equity component of $21.8 million is included in additional paid-in capital in the consolidated balance sheet and is treated as original issue discount for purposes of accounting for the liability component. Transaction costs related to the issuance of the 5.50% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs (recognized as interest expense over the life of the 5.50% Convertible Notes using the effective interest method) and equity issuance costs (charged against equity), respectively.

In the fourth quarter of 2014, we exchanged $11.0 million aggregate principal amount our 5.50% Convertible Notes for a total of 4,358,490 shares of our common stock, plus a payment in cash of accrued but unpaid interest. As a result of this exchange, we recognized a gain on debt extinguishment of $6.3 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014, and accounted for the difference of $1.2 million between the consideration transferred to the holder and the fair value of the liability component of our 5.50% Convertible Notes, as a reduction of "Additional Paid-In Capital" in our consolidated statement of stockholders’ equity as of December 31, 2014.

2012 Debt Issuances and Assumed Liabilities

6.00% Convertible Notes
On August 22, 2012, we issued $360.0 million aggregate principal amount of our 6.00% Convertible Senior Notes due 2017 (the “6.00% Convertible Notes”) in a registered public offering. On August 28, 2012, the underwriters of the 6.00% Convertible Notes exercised their option to purchase an additional $54.0 million aggregate principal amount of the 6.00% Convertible Notes. Total net proceeds from the issuance of the 6.00% Convertible Notes were $395.7 million, after deducting the underwriting discounts and commissions. Certain of our directors, officers and other related parties purchased $6.4 million of the aggregate principal amount of the 6.00% Convertible Notes, for which we did not pay any underwriting discounts and commissions.
The 6.00% Convertible Notes are our senior unsecured obligations with interest payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2013. The 6.00% Convertible Notes will mature on September 1, 2017, unless earlier repurchased, redeemed or converted in accordance with their terms, and will be convertible at any time prior to the second scheduled trading day immediately preceding the maturity date into shares of common stock, cash, or a combination thereof, at our election. The conversion rate will initially be 83.333 shares of common stock per $1,000 principal amount of 6.00% Convertible Notes (equivalent to an initial conversion price of approximately $12 per share of common stock), subject to customary adjustments. We will have the right to redeem the 6.00% Convertible Notes on or after September 1, 2015 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 6.00% Convertible Notes to be redeemed, plus accrued and unpaid interest. The 6.00% Convertible Notes rank equal in right of payment to existing and future liabilities that are not expressly subordinated to the 6.00% Convertible Notes, and rank effectively junior to our existing and future secured indebtedness.
We separately account for the liability and equity components of convertible debt instruments, such as the 6.00% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 6.00% Convertible Notes. The equity component of $68.7 million is included in additional paid-in in the consolidated balance sheet and is treated as original issue discount for purposes of accounting for the liability component. Transaction costs related to the issuance of the 6.00% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs and equity issuance costs, respectively.
In the fourth quarter of 2014, we exchanged $27.0 million aggregate principal amount our 6.00% Convertible Notes for a total of 10,698,113 shares of our common stock, plus a payment in cash of accrued but unpaid interest. As a result of this exchange, we recognized a gain on debt extinguishment of $15.4 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014, and accounted for the difference of $3.5 million between the consideration transferred to the holder and the fair value of the liability component of our 6.00% Convertible Notes, as a reduction of "Additional Paid-In Capital" in our consolidated statement of stockholders’ equity as of December 31, 2014.
In September 2014, we repaid $4.0 million of our 6.00% Convertible Notes principal amount as part of the 2014 Financings.
5.00% Debentures
As a result of the Molycorp Canada acquisition, we assumed $230.0 million principal amount of subordinated unsecured convertible debentures of the predecessor of Molycorp Canada due December 2017 (the “Debentures”) maturing on December 31, 2017. The Debentures bear interest at 5.00% per annum and are convertible at $13.80 per share of Molycorp Canada's predecessor company. As required under the change of control provisions contained in the original underlying indenture, holders of the Debentures had the option to either require us to repurchase the Debentures at par plus accrued interest, convert the Debentures into common shares of Molycorp Canada's predecessor company, including a number of additional “make-whole” shares, or hold the Debentures to maturity. In August 2012, holders of $9.4 million aggregate principal amount of Debentures elected to convert, while holders of $217.9 million aggregate principal amount of Debentures elected to early redeem their Debentures for cash plus accrued interest. Under the term of the indenture governing the Debentures, as amended at the time of the Molycorp Canada acquisition, the holders of the Debentures that converted received, at their election and in lieu of receiving shares of Molycorp Canada's predecessor company, the same cash and/or share consideration that was paid to Molycorp Canada's former shareholders in connection with the acquisition of Molycorp Canada, subject to the same pro-ration calculation, as if such holders had converted immediately prior to the acquisition. As a result of the conversion in August 2012, a total of $8.0 million, including accrued interest, was paid in cash with the remainder converted into 99,723 shares of our common stock.
10% Senior Notes
         On May 25, 2012, we issued $650.0 million aggregate principal amount of senior secured notes due 2020 (the "Senior Notes") in an offering that was exempt from the registration requirements of the Securities Act. Total net proceeds from the issuance of the Senior Notes were $635.4 million after deducting the initial purchasers' discounts. The Senior Notes bear interest at the rate of 10% per year payable on June 1 and December 1 of each year beginning on December 1, 2012. At any time and from time to time prior to June 1, 2016, we may redeem any of the Senior Notes at a price equal to 100% of the principal amount thereof plus an applicable make-whole premium and accrued and unpaid interest. At any time and from time to time from and after June 1, 2016, we may redeem the Senior Notes, in whole or in part, at a redemption price for the Senior Notes plus accrued and unpaid interest, initially at 105% of the principal amount thereof, but gradually declining to 100% of the principal amount thereof. In addition, at any time and from time to time prior to June 1, 2015, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more permitted sales of our capital stock at a redemption price (expressed as a percentage of principal amount) of 110% plus accrued and unpaid interest. Upon the occurrence of a change of control, we will be required to offer to repurchase all of the Senior Notes. The Senior Notes are our senior secured obligations and are guaranteed by certain of our domestic subsidiaries ("Guarantors"). The Senior Notes are secured by first-priority security interest on substantially all of our property and assets, and the property and assets of the Guarantors, subject to some exceptions for certain "Excluded Assets," such as:

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
A substantial portion of the net proceeds from the offering of the Senior Notes was used to fund the cash consideration that we paid for Molycorp Canada, with the remainder used for general corporate purposes. We and the Guarantor filed an exchange offer registration statement with the SEC on November 23, 2012, which was declared effective on February 7, 2013.

2011 Debt Issuance

3.25% Convertible Notes
On June 15, 2011, we issued $230.0 million aggregate principal amount (net proceeds of $223.1 million after deducting the initial purchasers’ discounts and commissions) of our 3.25% Convertible Notes due 2016 (the “3.25% Convertible Notes”) in an offering exempt from the registration requirements of the Securities Act. The Notes are our senior unsecured obligations and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. The 3.25% Convertible Notes are convertible at any time into shares of our common stock, cash, or a combination thereof, at our election. The initial conversion rate is 14.0056 shares of our common stock per $1,000 principal amount of the 3.25% Convertible Notes (equivalent to an initial conversion price of approximately $71.40 per share of our common stock), subject to customary adjustments. The 3.25% Convertible Notes mature on June 15, 2016, unless repurchased or converted in accordance with their terms. We do not have the right to redeem the 3.25% Convertible Notes prior to maturity.

We separately account for the liability and equity components of convertible debt instruments, such as the 3.25% Convertible Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The additional discount on the liability component is amortized to interest cost over the term of the 3.25% Convertible Notes. The equity component of $36.2 million is included in additional paid-in capital in the consolidated balance sheet and is treated as original issue discount for purposes of accounting for the liability component. Transaction costs related to the issuance of the 3.25% Convertible Notes have been allocated to the liability and equity components in proportion to the allocation of proceeds to the components, and accounted for as debt issuance costs and equity issuance costs, respectively.
In September 2014, we repaid approximately $23.5 million of our 3.25% Convertible Notes principal amount as part of the 2014 Financings.
Capital Leases

We lease certain mining and other equipment under agreements with various durations that have been determined to be capital leases. Those agreements contain purchase options at the end of the lease term and are generally at market interest rates. At December 31, 2014, total future minimum payments on our capital leases were as follows:

Capital Leases	(In thousands)
2015	$8,276
2016	8,276
2017	7,159
2018	5,769
2019	5,488
Thereafter	12,706
Total	$47,674

Imputed interest included in total future minimum lease payments at December 31, 2014	$22,655

(15)	Income Taxes
Our net loss before income taxes and equity earnings for the year ended December 31, 2014 included an impairment charge of $125.9 million related to goodwill, which is not deductible for tax purposes. We had net deferred income tax liabilities of $54.5 million at December 31, 2014 primarily related to the purchase accounting adjustment associated with the Molycorp Canada acquisition. We determined that a valuation allowance of $252.3 million was required at December 31, 2014. Furthermore, primarily due to uncertainty concerning the qualification for a lower tax rate in a foreign jurisdiction, liabilities for uncertain tax positions increased by a net amount of $1.2 million in fiscal 2014.
For the years ended December 31, 2014, 2013 and 2012 our effective income tax rate was 3.7%, 16.4% and 10.3%, respectively. The 2014 effective income tax rate was impacted primarily by the valuation allowance required in both the U.S. and Canada, and the impairment of goodwill not deductible for tax purposes.
We had undistributed earnings of certain foreign subsidiaries at December 31, 2014 for which deferred taxes of $10.4 million have been provided. Also, we had undistributed earnings of certain foreign subsidiaries at December 31, 2014, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
The net tax effect of the elimination in consolidation of intercompany balances and transactions resulted in a deferred charge and income tax payable of $1.4 million at December 31, 2014.

Income tax expense consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current
Federal	$—	$(2,581)	$(22,418)
Foreign	16,532	(1,018)	8,994
State	(130)	792	(4,197)
Total current	16,402	(2,807)	(17,621)
Deferred
Federal	(8,111)	(43,479)	(20,786)
Foreign	(29,366)	(16,517)	(11,777)
State	(1,519)	(8,140)	(3,891)
Total deferred	(38,996)	(68,136)	(36,454)
Total tax benefit	$(22,594)	$(70,943)	$(54,075)
The components of our losses before income taxes and equity earnings, by tax jurisdiction, were as follows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$(415,381)	$(286,818)	$(161,129)
Foreign	(203,384)	(145,458)	(363,062)
Total	$(618,765)	$(432,276)	$(524,191)

A reconciliation of the statutory federal income tax rate of 35% to our effective income tax rate is as follows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Federal tax computed at the statutory rate	$(216,568)	$(151,297)	$(184,075)
State taxes, net of federal benefit	(16,609)	(10,329)	(5,970)
Change in valuation allowance	148,187	85,881	19,515
Impairment of goodwill and other long-lived assets	48,250	7,458	103,563
Changes related to uncertain tax positions	1,220	(5,153)	(14,176)
Federal and State tax credits	—	2,946	(6,817)
Foreign income tax rate differential	12,956	24,315	18,682
Foreign translation adjustments	(11,968)	(7,744)	—
Change in applicable law	—	(5,884)	—
Other items, net	11,938	(11,136)	15,203
Income tax benefit	$(22,594)	$(70,943)	$(54,075)

The tax effect of temporary differences and our net operating losses, which give rise to deferred tax assets and liabilities, consisted of the following at December 31, 2014 and 2013:

	At December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Current:
Inventory	$30,487	$2,570
Other	1,499	2,605
Total current	31,986	5,175
Non-current:
Asset retirement obligation	3,705	—
Mineral resources	16,832	16,886
Property, plant and equipment and intangible assets	3,451	21,044
Stock compensation	2,805	1,964
Net operating losses	255,588	144,366
Research and energy tax credits and expenditures	6,141	6,233
Alternative Minimum Tax Credit	2,216	2,216
Unrealized foreign exchange	17,380	5,664
Investments	—	3,120
Other	5,675	4,107
Total non-current	313,793	205,600
Deferred tax liabilities:
Current
Inventory	—	1,312
Other	1,680	1,423
Total current	1,680	2,735
Non-current:
Asset retirement obligation	—	1,190
Foreign subsidiary earnings and withholding taxes	10,423	14,804
Property, plant, equipment and intangible assets	100,076	125,527
Convertible debt (Notes), share lending and other financing arrangements	35,722	44,275
Other	83	302
Total non-current	146,304	186,098
Net deferred taxes, before valuation allowance	197,795	21,942
Valuation allowance	(252,291)	(107,358)
Total deferred tax	$(54,496)	$(85,416)

At December 31, 2014, we had tax credit carryforwards of $7.3 million available to offset future income taxes. Of this amount, $2.2 million is available to carry forward indefinitely, while the remaining $5.1 million will expire between 2024 and 2032, if not utilized.

The U.S. federal tax loss carryforward was approximately $538.0 million at December 31, 2014, of which $28.6 million will expire in 2023 and the remainder in 2032, 2033 and 2034. The U.S. state tax loss carryforward of approximately $436.9 million at December 31, 2014 will expire primarily between 2031 and 2034, if not utilized. The federal loss carryforward could be subject to examination by the tax authorities until three years after the carryforward is utilized while the state carryforward could be subject to examination until four years after the carryforward is utilized. Additionally, we had approximately $231.8 million of tax loss carryforwards for controlled foreign corporations at December 31, 2014 that will expire between 2018 and 2034, if not utilized.

It is possible that past and future transactions involving our common stock may cause an ownership change to occur that would limit our ability to use U.S. net operating loss carryforwards and other tax attributes.
We conduct business in a country that grants “holidays” from income taxes. This “holiday” expires in 2019. The current operations in the tax “holiday” country have not resulted in material aggregate income tax benefits and related earnings per share benefits for the year ended December 31, 2014.
Each quarter, we evaluate the liability for uncertain tax positions. Due to the uncertainty concerning the qualification for a lower tax rate in a foreign jurisdiction, our unrecognized tax benefits increased by $1.2 million during 2014. We believe that it is reasonably possible that the total amount of our net unrecognized income tax benefits will not change materially in the 12 months following December 31, 2014 and, as a result, would not affect our effective income tax rate. A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of year	$1,066	$6,219	$519
Tax position related to current year:
Additions	1,220	—	4,737
Tax positions related to prior years:
Additions	—	—	16,109
Settlements	—	(4,737)	(13,740)
Statute of limitations closures	—	(416)	(1,406)
Balance, end of year	$2,286	$1,066	$6,219
We operate, and accordingly file, income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, as well as foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and non-U.S. income tax examinations by tax authorities for years prior to 2010. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense.

(16)	Stockholders’ Equity
2014 Stockholders' Equity Transactions
Exchange of Convertible Notes
In fourth quarter of 2014, we issued an aggregate of 15,056,603 shares of our common stock in exchange for $11.0 million aggregate principal amount our 5.50% Convertible Notes and $27.0 million aggregate principal amount our 6.00% Convertible Notes. As a result of this exchange, we recorded a total increase in "Additional paid-in capital" of $16.4 million, offset by $4.8 million representing the difference between the aggregate consideration transferred to the holder and the aggregate fair value of the liability component of each convertible note exchanged. See Note 14 for more information.
Issuance of Warrants
On September 11, 2014, as part of the 2014 Financings, we issued warrants to Oaktree to purchase up to an aggregate of 18,358,019 shares of our common stock (the “Penny Warrants”) with an exercise price of $0.01 per share, and warrants to purchase up to an aggregate of 6,119,340 shares of our common stock with an exercise price of $2.04 per share (the “Strike Warrants”, and collectively with the Penny Warrants the “Warrants”). The Warrants may be exercised at any time until September 11, 2019 by Oaktree or any registered holder of the Warrant on either a cash basis (i.e., physical exercise) or on a “cashless basis” by surrendering such Warrant for a net number of shares of our common stock. With respect to the exercise of any Warrant on a “cashless basis”, the number of shares of our common stock to be surrendered is equal to the quotient obtained by dividing (x) the product of the number of shares of our common stock underlying such Warrant or any portion thereof being exercised (at the election of the registered holder), multiplied by the difference between the Fair Market Value and the exercise price by (y) the Fair Market Value. "Fair Market Value" means the average last sale price of a share of our common stock for the ten trading days ending on the third trading day prior to the date on which notice of exercise of such Warrant is sent to Computershare Inc. and Computershare Trust Company, N.A. The exercise price and the number of shares of our common stock issuable upon exercise of the Warrants are subject to customary anti-dilution adjustments for stock splits, stock dividends and recapitalizations of our common stock. Subject to certain exceptions, including the issuance of shares of our common stock or other equity awards pursuant to our equity compensation plans, if we issue common stock (or common stock equivalents) at a purchase price less than the then-current exercise price of the Strike Warrants, the exercise price of the Strike Warrants will be subject to (i) full-ratchet anti-dilution protection for the first two-year period of the Strike Warrants and (ii) weighted-average anti-dilution protection for the remaining three-year period of the Strike Warrants.
The Penny Warrants meet the criteria for the equity classification and were recorded at a fair value of approximately $24.7 million, less issuance costs of $1.5 million, in "Additional paid-in capital" in the consolidated statement of stockholders' equity. The Strike Warrants, instead, were classified as a derivative liability because the exercise price may be adjusted for the issuance of additional shares of our common stock under certain circumstances. The fair value of the Warrants, which initially was estimated at approximately $3.5 million, was determined using an option-pricing model with the following inputs:

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
In addition, in order to account for the restriction on the marketability of the shares of common stock issuable upon exercise of the Warrants for a 90-day period from the closing day, we applied a Discount for Lack Of Marketability (“DLOM”) to the fair value of each Warrant obtained from the option-pricing model. The DLOM was obtained using an option-based approach that estimates a discount as an average strike put option, effectively assuming that if the shares of common stock were available to be traded, the holder could sell the shares evenly over the restriction period. In particular, for the Penny Warrants, we discounted the fair value from the option-pricing model by a DLOM of 9%, which resulted into a fair value of $1.40 per Penny Warrant, whereas for the Strike Warrants we discounted the fair value by a DLOM of 31% to arrive to a fair value of $0.57 per Strike Warrant. See Note 24 for information on the fair value of the derivative liability associated with the Strike Warrants.
Conversion of Preferred Stock
On March 1, 2014, each share of our 5.50% Series A Mandatory Convertible Preferred Stock (“Convertible Preferred Stock”), which we issued in February 2011 at $100.00 per share, automatically converted into two shares of our common stock based on the “maximum conversion rate”, as defined in our Amended and Restated Certificate of Incorporation. As a result, we issued 4,140,000 shares of our common stock in connection with the automatic conversion of the 2,070,000 shares of the Convertible Preferred Stock. Also on March 1, 2014, we paid the final $2.8 million of the aggregate preferred dividends on the Convertible Preferred Stock to holders of record at the close of business on February 15, 2014. In 2013 and 2012, we declared a quarterly cash dividend of $1.375 per share on the Convertible Preferred Stock and paid a total of $11.4 million cash dividends in each year.

Share-lending arrangements
In August 2012, in order to facilitate the offering of our 6.00% Convertible Notes due September 2017, we entered into a share-lending arrangement with Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, under which we agreed to loan 13,800,000 shares of our common stock to MSCS (the “2012 Borrowed Shares”). In January 2013, in order to facilitate the offering of our 5.50% Convertible Notes due February 2018, we entered into another share-lending arrangement with MSCS, under which we agreed to loan 6,666,666 shares of our common stock (the “2013 Borrowed Shares”, and collectively with the 2012 Borrowed Shares, the “Borrowed Shares”). We received no proceeds and no collateral for the Borrowed Shares, but a nominal lending fee from MSCS for the use of these loaned shares. Given the aggregate lending fees, no further consideration was given to the accounting treatment of the share-lending arrangements. For corporate law purposes, the Borrowed Shares are issued and outstanding. However, based on certain contractual undertakings of MSCS in the share-lending arrangements that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, these loaned shares are not considered outstanding for the purpose of computing and reporting our earnings per share. The Borrowed Shares are to be returned to us concurrently with the maturity of the related convertible notes.
During the second quarter of 2014, the SEC issued to us a comment letter with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 regarding, among other things, the fair value measurement of our share-lending arrangements. In response to the SEC’s comment, we reconsidered our approach to determining the fair value of our share-lending arrangements and identified a methodology to estimate the long-term borrowing rate of our common stock, which we adjusted for the credit risk of the counterparty given that no collateral was provided to us. As a result of applying the methodology, we determined that the fair value at the date of issuance of the 2012 Borrowed Shares and 2013 Borrowed Shares should have been approximately $18.1 million and $6.6 million, respectively. These amounts should have been recognized in the financial statements as issuance costs associated with the issuance of the related convertible notes with an offset to "Additional paid-in capital".
Because the adjustment, both individually and in the aggregate, was not material to any of our prior years’ financial statements, and the impact of correcting the errors was not material to the full year 2014 financial statements, we recorded the correction in the consolidated financial statements in the second quarter of 2014. The out-of-period adjustment had the following impact on the consolidated balance sheet and the consolidated statement of operations and comprehensive loss in 2014:

Increase to balance sheet captions:	(In thousands)
Other non-current assets	$16,381
Property, plant and equipment, net	3,378
Additional paid-in capital	15,062

Increase to statements of operations and comprehensive loss captions:
Interest expense, net of capitalized interest	4,933
Income tax benefit	9,630
The following table provides certain other information on our share-lending arrangements as of December 31, 2014:

	2012 Borrowed Shares	2013 Borrowed Shares	Total
	(In thousands)
Fair value	$3,329	$1,890	$5,219
Unamortized issuance cost	9,694	4,174	13,868
The methodology to fair value our share-lending arrangements consists of an option pricing model that we used to determine a synthetic cost for borrowing our common stock, which we then adjusted for an estimate of the counterparty credit risk. Inputs used in this approach include a combination of Level 2 and Level 3 inputs of the fair value hierarchy. As of December 31, 2014, all of the Borrowed Shares we originally agreed to loan to MSCS are still outstanding, and the related unamortized issuance cost is included in "Other non-current assets" in the consolidated balance sheet.

The amount of non-cash interest cost recognized relating to the amortization of the issuance cost associated with the combined share-lending arrangements was as follows for the year ended December 31, 2014:

(In thousands)
Interest cost expensed	$7,445
Interest cost capitalized	3,378
Total	$10,823
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
Concurrently with the 2013 Primary Shares, and in order to facilitate the offering of the 5.50% Convertible Notes further discussed in Note 14, the Company entered into a share lending agreement with Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, under which it agreed to loan to MSCS up to 7,666,666 shares of common stock (the “2013 Borrowed Shares”), of which 6,666,666 were issued at a price per share of $6.00 in a registered public offering. MSCS did not exercise its option to borrow the remaining additional shares of common stock under this share lending agreement. The Company received no proceeds from the 2013 Borrowed Shares, but only a nominal lending fee from MSCS for the use of these loaned shares. The 2013 Borrowed Shares are issued and outstanding for corporate law purposes. However, based on certain contractual undertakings of MSCS in the share lending agreement that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the 2013 Borrowed Shares, these loaned shares are not considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.

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
At the same time of the issuance of the 6.00% Convertible Notes and the Primary Shares the Company entered into a share lending agreement with MSCS and, between August 22, 2012 and August 23, 2012, the Company issued 13,800,000 shares of common stock to MSCS (the 2012 “Borrowed Shares”). The Company received no proceeds from the issuance of the 2012 Borrowed Shares, but only a nominal lending fee from MSCS for the use of these loaned shares. For corporate law purposes, the 2012 Borrowed Shares are issued and outstanding. However, based on certain contractual undertakings of MSCS in the share lending agreement that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the 2012 Borrowed Shares, these loaned shares are not considered outstanding for the purpose of computing and reporting Molycorp's earnings per share.
2012 Issuance of Shares for Interest in Molycorp Canada
In connection with of the acquisition of Molycorp Canada on June 11, 2012, we and MCP Exchangeco Inc. issued an aggregate of 13,545,426 shares of our common stock and 507,203 Exchangeable Shares, respectively, in consideration for that portion of the purchase price we paid to Molycorp Canada’s former shareholders who elected to receive shares of our and MCP Exchangeco Inc. common stock in addition to or in lieu of cash on the acquisition date. The Exchangeable Shares were issued without par value. The $284.1 million aggregate fair value of our and MCP Exchangeco Inc. common stock shares was based on the closing price of our common stock on June 11, 2012. As of December 31, 2014, 380,648 shares of the Exchangeable Shares had been converted into shares of Molycorp common stock. The conversion of the Exchangeable Shares increases the outstanding number of shares of our common stock.
In August 2012, as a result of the conversion of the Debentures assumed from the Molycorp Canada acquisition, as further discussed in Note 14, a portion of the Debentures tendered was converted into 99,723 shares of our common stock. Additional Debentures were converted into 3,225 and 2,471 shares of Molycorp common stock during 2014 and 2013, respectively, for a total of 105,419 shares converted through December 31, 2014.
2012 Private Equity Issuance (Molymet)
On March 8, 2012, Molymet, the world’s largest processor of molybdenum and rhenium, headquartered in Santiago, Chile, purchased 12,500,000 shares of our common stock for $390.1 million, net of stock issuance costs of $0.1 million, at a purchase price of $31.218 per share, which price was determined based on the average daily volume weighted average price of the our common stock on The New York Stock Exchange for the 20 consecutive trading days immediately preceding the date of the agreement, plus a 10% premium. Pursuant to this investment, Molymet acquired the right to nominate a member of the our Board of Directors for so long as Molymet owns a certain percentage of our common stock.
Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the years ended December 31, 2014, 2013 and 2012:

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2011	$(8,481)	$—	$(8,481)
Change in other comprehensive loss before reclassifications	248	(1,200)	(952)
Net income (loss) reclassified from AOCI	—	—	—
Balance at December 31, 2012	(8,233)	(1,200)	(9,433)
Change in other comprehensive loss before reclassifications	1,623	1,359	2,982
Net income (loss) reclassified from AOCI	—	—	—
Balance at December 31, 2013	(6,610)	159	(6,451)
Change in other comprehensive loss before reclassifications	4,271	(1,143)	3,128
Net income (loss) reclassified from AOCI	—	—	—
Balance at December 31, 2014	$(2,339)	$(984)	$(3,323)
There were no items reclassified from AOCI during the years presented above.

(17)	Loss per Share

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)
Net loss attributable to Molycorp stockholders	$(604,934)	$(374,383)	$(481,169)
Dividends on Convertible Preferred Stock	(2,846)	(11,385)	(11,385)
Loss attributable to common stockholders	(607,780)	(385,768)	(492,554)

Continuing operations	$(607,780)	$(379,341)	$(490,817)
Discontinued operations	—	(6,427)	(1,737)
	$(607,780)	$(385,768)	$(492,554)

Weighted average common shares outstanding—basic	224,978,752	174,528,717	107,064,892

Basic loss per share from:
Continuing operations	$(2.70)	$(2.17)	$(4.58)
Discontinued operations	—	(0.04)	(0.02)
	$(2.70)	$(2.21)	$(4.60)

Weighted average common shares outstanding—diluted	224,978,752	174,528,717	107,064,892

Diluted loss per share from:
Continuing operations	$(2.70)	$(2.17)	$(4.58)
Discontinued operations	—	(0.04)	(0.02)
	$(2.70)	$(2.21)	$(4.60)
For the years ended December 31, 2014, 2013 and 2012, all potential common stock under the treasury stock method and the if-converted method were antidilutive. Consequently, we did not have any adjustments in these periods between basic loss per share and diluted loss per share related to stock options, restricted stock units and convertible notes.

(18)	Stock-Based Compensation
We have stock-based compensation plans for our executives, eligible employees and non-employee directors. Stock-based awards issued under these plans include stock options to purchase shares of our common stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units ("PBRSUs"). The remaining number of shares authorized for awards of equity share options or other equity instruments was 3,930,494 at December 31, 2014. We recognized total annual stock-based compensation expenses and related income tax benefit as follows:

	2014	2013	2012
	(In thousands)
Stock-based compensation expense	$5,261	$5,392	$3,434
RSUs and RSAs vest on the third anniversary of the grant date. The grant-date fair value of RSUs and RSAs is determined using the our common stock price on the date of grant, and it is recognized as stock-based compensation expense on a straight-line basis over the three-year vesting period for the awards that are expected to vest. The PBRSUs vest with respect to between 0% and 150% of the PBRSUs granted to an individual on the basis of the achievement of certain management objectives, as measured by specified levels of total shareholder return relative to a defined index group over a three-year performance period from the grant date, or upon the occurrence of certain change of control or termination events. The grant-date fair value of PBRSUs is determined using a lattice approach that incorporates a Monte Carlo simulation model. The compensation cost associated with the PBRSUs is recognized on a straight-line basis over the performance period for the awards that are expected to vest, even if the market conditions are never satisfied.
We also grant RSUs to non-employee directors upon their election to convert a portion of their quarterly cash retainer into RSUs. These RSUs are fully vested because they relate to services already rendered by the non-employee directors. The same non-employee directors who elect to convert their cash retainer into RSUs, receive additional RSUs as matching contributions equal to 25% of the converted units. The matching RSUs vest on the third anniversary of the grant date with the related compensation cost recognized on a straight-line basis over the vesting period.
The following tables summarize the activity related to restricted stock-based awards for the year ended December 31, 2014:

PBRSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	697,797	$7.45
Granted	975,505	4.22
Forfeited	(41,240)	6.66
Vested	(18,246)	30.33
Unvested at December 31, 2014	1,613,816	5.28

RSUs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	1,076,385	$9.81
Granted	1,165,497	3.86
Forfeited	(71,399)	8.71
Vested	(70,998)	22.98
Unvested at December 31, 2014	2,099,485	6.10

RSAs	Number of Shares	Weighted Average Grant-Date Price
Unvested at December 31, 2013	6,326	$55.05
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2014	6,326	55.05
Additional annual information for restricted stock-based awards is included in the following tables:

Weighted average grant-date fair value of shares granted	2014	2013	2012
	(In thousands)
PBRSUs	$4,117	$6,139	$1,382
RSUs	4,499	7,060	5,540
The total fair value of shares vested, and the intrinsic value of share units converted into common stock for all applicable restricted stock-based awards, was nominal in each of the periods presented. At December 31, 2014, there was $11.2 million of aggregate unrecognized compensation cost related to the unvested shares of RSAs, RSUs and PBRSUs. This cost is expected to be recognized over a weighted-average period of approximately 1.78 years.

We have not granted stock options since January 2011. At December 31, 2014, there were 26,616 stock options outstanding and exercisable, with a weighted average exercise price of $48.87.

(19)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
We lease certain office space, trailers and equipment pursuant to lease agreements that have been determined to be operating leases. Remaining annual minimum payments under these leases at December 31, 2014 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$6,661	$2,380	$3,012	$508	$761
Rent expense under these leases totaled $3.1 million, $4.0 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)	Purchase Commitments
We entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with the modernization and expansion efforts at our Mountain Pass facility. Future payments for all purchase commitments at December 31, 2014 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Purchase obligations and other commitments	$8,187	$—	8,187	—	—

(c)	Labor Contract
At December 31, 2014, 282 employees, or approximately 59% of the workforce at our Mountain Pass facility were covered by a collective bargaining agreement with the United Steelworkers of America. Our contract with the United Steelworkers of America expires in March 2015. A proposal to renew the contract through March 2018 has been presented to the union for ratification.The union has not ratified the contract renewal yet, and we cannot guarantee that it will be approved. The failure of the union to renew the contract could disrupt operations at our Mountain Pass facility.
Also at December 31, 2014, 155 employees, or approximately 28% of the workforce at our Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia is automatically renewed each year unless either party desires to make an amendment.

(d)	Reclamation Surety Bonds
At December 31, 2014, we had placed $28.8 million of surety bonds with California state and regional agencies to secure closure and reclamation obligations at our Mountain Pass facility.

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
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014, and oral arguments on the Motion to Dismiss were heard on January 16, 2015. The Delaware Chancery Court's decision on the Motion to Dismiss is pending.
Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The motion to say was filed and fully briefed. The Colorado Federal District Court granted the defendants' Motion to Stay all of the Colorado derivative lawsuits pending resolution of the purported Colorado class action lawsuit, and further stayed the new Colorado derivative lawsuit pending resolution of the purported New York class action lawsuit. The Colorado Federal District Court subsequently administratively closed all of the Colorado derivative lawsuits.
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also names us and certain of our current and former executive officers. The Consolidated Amended Class Action Complaint alleges claims for relief arising out of alleged securities fraud in violation of the Exchange Act, during a purported class period from February 21, 2012 through October 15, 2013. Our Motion to Dismiss the consolidated lawsuit was filed on August 13, 2014. On March 12, 2015, the Federal Court for the Southern District of New York issued an order dismissing the lawsuit with prejudice. The plaintiffs have 14 days to move for reconsideration of the order, and 30 days from the date of entry of the judgment by the Court clerk to file a notice of appeal with the U.S. Court of Appeals for the Second Circuit. We believe that this lawsuit is without merit, and we intend to continue to vigorously defend ourselves against these claims.
The class action and derivative lawsuits described above have not progressed to a point where a reasonably possible range of losses associated with their ultimate outcome can be estimated at this time. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, operating results and cash flows could be materially affected.

(20)	Concentrations
Resources Segment
There were no significant sales by customer or by product at the Resources segment relative to consolidated revenues in each of the three-year periods ended December 31, 2014. We define as significant sales that are 10% or more of consolidated revenues.

Chemicals and Oxides Segment
Sales of cerium products within the Chemicals and Oxides segment accounted for approximately 11%, 9% and 15% of consolidated revenues in 2014, 2013 and 2012, respectively. There were no significant sales by customer in this segment in any of these periods.
Magnetic Materials and Alloys Segment
Sales of Neo Powders™ within the Magnetic Materials and Alloys segment were approximately 44%, 41% and 25% of consolidated revenues in 2014, 2013 and 2012, respectively. Neo Powders™ were introduced into Molycorp's product mix with the Molycorp Canada acquisition in June 2012.
Sales of Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders, totaled $62.3 million, $56.5 million and $32.9 million in 2014, 2013 and for the period from June 12, 2012 to December 31, 2012, respectively. At December 31, 2014 and 2013, we had accounts receivable from Daido Electronics of $6.3 million and $7.5 million, respectively.
Rare Metals Segment
There were no significant sales by product or by customer at the Rare Metals segment relative to consolidated revenues in each of the three-year period ended December 31, 2014.

(21)	Related-Party Transactions
We supply Neo Powders™ to Daido Electronics, a subsidiary of one of IMJ’s shareholders, and to Toda Magnequench Magnetic Materials Co. Ltd. (“TMT”), an equity method investee of ours involved in the production of rare earth magnetic compounds. We also purchase magnetic compounds back from TMT in the normal course of business. Two other equity method investees, with whom we regularly buy and sell products, include Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), which processes rare earth oxides into metals for inclusion in our Neo Powders™, and Ingal Stade GmbH, which sells gallium to our rare metals facilities located in Canada and the United States. In addition, we provide rare metal recycling services to Plansee Holding AG ("Plansee"), a privately held Austrian company that is wholly-owned by an Austrian trust, of which one of our Board's directors elected in August 2013 and other members of his family are beneficiaries.

In 2014, 2013 and for the period from June 12, 2012 to December 31, 2012, we sold $6.0 million, $4.5 million and $1.6 million, respectively, of Neo Powders™ to TMT, and purchased $2.3 million, $2.1 million and $2.8 million, respectively, worth of compounds from TMT.

We purchased metals and received services from Keli for a total of $63.4 million, $61.3 million and $32.6 million in 2014, 2013 and for the period from June 12, 2012 to December 31, 2012, respectively. As of December 31, 2014, we had a balance payable to Keli of $8.4 million.

In 2014, 2013 and for the period from June 12, 2012 to December 31, 2012, we purchased gallium metal from Ingal Stade of approximately $2.8 million, $4.9 million and $3.3 million, respectively.

Transactions with Plansee were nominal in 2014 and 2013. Refer to Note 20 for transactions information with Daido.

(22)	Net Change in Operating Assets and Liabilities
Net change in our operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following in each of the three-year period ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Decrease (increase) in operating assets:
Trade accounts receivable	$17,169	$(8,986)	$124,983
Inventory	(82,390)	15,649	(46,126)
Prepaid expenses and other assets	(4,299)	(5,728)	33,520
Increase (decrease) in operating liabilities:
Accounts payable	(14,028)	(24,177)	(34,972)
Income tax payable	2,271	18,966	(40,263)
Interest payable	30,181	(39,120)	(40,792)
Asset retirement obligation	(1,606)	(7,642)	(1,467)
Accrued expenses	3,918	(13,681)	(54,763)
	$(48,784)	$(64,719)	$(59,880)

(23)	Supplemental Cash Flow Information

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash paid for:
Income taxes	$13,976	$(13,429)	$178
Interest, net of capitalized interest	112,575	32,833	8,942
Non-cash financing activities and investing activities:
Change in accrued capital expenditures	28,501	58,673	52,189
Conversion of debt securities to equity securities	38,000	18	4,527
Acquisition of exploration rights	—	—	8,000
Debt assumed from business acquisitions	—	—	40,691
Issuance of common stock for business acquisitions	—	—	284,100
Fixed assets additions under capital lease	3,612	7,370	15,658

(24)	Fair Value of Financial Instruments
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

•	Level 3 - Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.
Our assets and liabilities measured at fair value on a recurring basis were as follows at December 31, 2014 and 2013:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$57,309	—	—
Liabilities:
Derivative liabilities:
Springing Maturity on Term Loans	—	—	$7,292
Strike Warrants	—	—	1,769
Share Purchase Agreement	—	—	6,165

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$179,052	—	—
Liabilities:
Derivative liability - Share Purchase Agreement	—	—	$6,089
Our financial assets classified in Level 1 consist of money market funds valued based on quoted prices for identical assets in active markets. The fair value of our derivative liabilities is recorded in "Other long-term liabilities" in the balance sheets as of December 31, 2014 and 2013.
The Springing Maturity on the Term Loans is a derivative liability bifurcated from the Term Loans issued on September 11, 2014 in conjunction with the 2014 Financings, as described in Note 14. The technique used to fair value the Springing Maturity on Term Loans is the income approach based on a discounted cash flow model using significant unobservable inputs, including a probability factor of 10% representing the likelihood that the first of springing maturity dates would be triggered. The change in fair value of the Springing Maturity on Term Loans for the period from September 11, 2014 to December 31, 2014 resulted in a loss of approximately $7.3 million, which we recorded as interest expense in our consolidated statements of operations and comprehensive loss.
The Strike Warrants were also issued on September 11, 2014 in conjunction with the 2014 Financings. The change in fair value of the Strike Warrants resulted in a gain of approximately $1.7 million for the period from September 11, 2014 to December 31, 2014, which we recorded as interest expense in our consolidated statements of operations and comprehensive loss. The technique used to fair value the Strike Warrants is the income approach based on a discounted cash flow model using significant unobservable inputs, such as the DLOM discussed in Note 16.
The share purchase agreement (“SPA”) relates to a contract between NMT Holding GmbH, our wholly-owned German subsidiary, and the shareholders of Buss & Buss, a majority-owned subsidiary of ours. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by us, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to us. We account for the put option at fair value with changes in fair value recognized currently in earnings. The change in fair value of the put option resulted in a nominal unrealized loss in 2014, and unrealized gains of $1.7 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively, which we recorded as interest expense or income in our consolidated statements of operations and comprehensive loss. The technique used to fair value the SPA is the income approach based on a discounted cash flow model using significant unobservable inputs, including an equity-risk premium of 6.0%, a risk premium of 11.5%, a size premium of 3.8% and a growth rate of 1.0%. Changes to these inputs based on reasonably possible alternative assumptions would not significantly change amounts we recognized in our balance sheets and consolidated statements of operations and comprehensive loss.
The following table presents the fair value of publicly traded financial liabilities we report at their carrying amount:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
3.25% Convertible Notes due June 2016	$193,549	$88,281	$207,028	$161,771
6.00% Convertible Notes due September 2017	335,969	107,240	346,708	312,570
5.50% Convertible Notes due February 2018	143,581	46,028	148,198	164,015
10% Senior Secured Notes due June 2020	638,899	357,500	637,435	646,750
Total	$1,311,998	$599,049	$1,339,369	$1,285,106
The carrying amount of the financial liabilities listed above is comprised of the principal amount reduced by the unamortized underwriting discount and unamortized issuance costs. In addition, for each of our convertible notes the principal amount is further reduced by the unamortized discount representing the value of the respective equity components at issuance. See Note 14 for more information. The fair value of the financial liabilities listed above, which are all classified in Level 1, is based on the last available market trade of each reporting period. Our Debentures, Term Loans and Equipment 2014 Financings are not actively traded, and the difference between their carrying amount and fair value is impractical to estimate. The carrying amount of certain other financial instruments, such as trade accounts receivables, trade accounts payable, accrued expenses, bank loans and capital lease obligations approximate fair value and, therefore, have been excluded from the table above.
Contingent forward contract
On March 28, 2012, we entered into a contingent forward contract to purchase Canadian dollars with a notional amount of Cdn$870.0 million to manage the foreign currency exposure with respect to our planned acquisition of Molycorp Canada. We accounted for this contingent forward contract at fair value with changes in fair value recognized in earnings. Upon settlement of this derivative on June 11, 2012 (the Molycorp Canada acquisition date), we recognized a loss of $37.6 million in "Other expense" in our consolidated statement of operations and comprehensive loss for 2012.

(25)	Employee Benefit Plans
Defined Contribution Retirement Plans

We maintain defined contribution retirement plans for all U.S. employees. We make Safe Harbor matching contributions in an amount equal to 100% of the first 3% contributed and 50% of the next 2% contributed by each eligible employee. In addition, we may determine to make discretionary matching or nonelective employer (profit sharing) contributions in an amount designated by us based on a percentage of employee contributions to the defined contribution plans. Our Safe Harbor matching contributions will always be 100% vested. Employees become 100% vested in our discretionary matching contributions and/or nonelective employer contributions, if any, after 3 years of service.

Expenses related to this plan totaled $1.5 million, $2.9 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accrued expenses at December 31, 2014 and 2013 included $0.6 million and $1.9 million related to this plan, respectively.

Defined Benefit Pension Plan and Other Post-Retirement Benefits

We maintains plans that provide defined benefit pension benefits as well as postretirement medical and life benefits for the employees of Molycorp Canada’s former manufacturing facility in Anderson, Indiana. The facility was closed in March 2002, and there were 289 participants in the plans at December 31, 2014. The plans had an aggregate benefit obligation of $8.7 million and $7.6 million as of December 31, 2014 and 2013, respectively, while aggregate assets of the plans totaled $5.6 million as of those dates. The plans’ aggregate underfunded status totaled $3.1 million and $2.0 million as of December 31, 2014 and 2013, respectively, and is included in "Other non-current liabilities" in the consolidated balance sheets. Our aggregate net periodic benefit cost were nominal for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the plans’ assets consisted of fixed income securities of $2.7 million, equity securities of $2.5 million and interest bearing cash of $0.4 million.

(26)	Subsidiary Guarantor Financial Information
The Senior Notes are fully, unconditionally and jointly and severally guaranteed by all of our 100% owned existing and future domestic material subsidiaries, as defined in the indenture governing the Senior Notes. The Senior Notes guarantee of a guarantor will automatically terminate, and the obligations of such guarantor under the Senior Notes guarantee will be unconditionally released and discharged, upon (all terms as defined in the indenture governing the Senior Notes):

(1)
any sale, exchange, transfer or other disposition of a majority of the capital stock of (including by way of consolidation or merger) such guarantor by us or any restricted subsidiary to any person or persons, as a result of which such guarantor is no longer a direct or indirect subsidiary of ours;

(2)	any sale, exchange, transfer or other disposition of all or substantially all assets of such guarantor that results in such guarantor having no assets;

(3)	the designation by us of such guarantor as an unrestricted subsidiary; or

(4)	defeasance or discharge of the Senior Notes;
provided that any such event occurs in accordance with all other applicable provisions of the indenture.
Presented below are the condensed consolidating financial statements of the Parent ("Molycorp, Inc.") as issuer, its combined guarantor subsidiaries and its combined non-guarantor subsidiaries, which are presented as an alternative to providing separate financial statements for the guarantors. The accounts of the Parent, the guarantor and non-guarantor subsidiaries are presented using the equity method of accounting for investments in subsidiaries for purposes of these condensed consolidating financial statements only. Certain of the prior periods separate financial information has been reclassified to conform to the presentation of the most recent period herein disclosed.

	At December 31, 2014
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$98,650	$5,329	$107,706	$—	$211,685
Trade accounts receivable, net	—	1,924	42,651	—	44,575
Inventory	—	36,956	132,367	—	169,323
Prepaid expenses and other current assets	—	9,673	19,659	—	29,332
Total current assets	98,650	53,882	302,383	—	454,915
Non-current assets:
Deposits	1,756	29,322	—	—	31,078
Property, plant and equipment, net	—	1,575,670	132,300	—	1,707,970
Inventory	—	25,127	—	—	25,127
Intangible assets, net	—	377	215,494	—	215,871
Investments	—	785	8,016	—	8,801
Goodwill	—	—	102,808	—	102,808
Investments in consolidated subsidiaries	—	91,672	—	(91,672)	—
Intercompany accounts receivable	2,063,568	—	—	(2,063,568)	—
Other non-current assets	16,421	7,792	5,203	—	29,416
Total non-current assets	2,081,745	1,730,745	463,821	(2,155,240)	2,121,071
Total assets	$2,180,395	$1,784,627	$766,204	$(2,155,240)	$2,575,986
Current liabilities:
Trade accounts payable	$—	$14,641	$26,201	$—	$40,842
Accrued expenses	17,324	16,256	18,386	—	51,966
Debt and capital lease obligations	—	3,234	9,326	—	12,560
Other current liabilities	—	263	4,423	—	4,686
Total current liabilities	17,324	34,394	58,336	—	110,054
Non-current liabilities:
Asset retirement obligation	—	17,799	—	—	17,799
Deferred tax liabilities	—	—	63,802	—	63,802
Debt and capital lease obligations	1,357,003	146,805	55,973	—	1,559,781
Intercompany accounts payable	—	2,134,041	658,986	(2,793,027)	—
Other non-current liabilities	9,061	1,424	9,762	—	20,247
Total non-current liabilities	1,366,064	2,300,069	788,523	(2,793,027)	1,661,629
Total liabilities	$1,383,388	$2,334,463	$846,859	$(2,793,027)	$1,771,683
Stockholders’ equity:
Common stock	260	—	—	—	260
Additional paid-in capital	2,245,478	132,335	534,440	(666,775)	2,245,478
Accumulated other comprehensive loss	(3,323)	—	(3,323)	3,323	(3,323)
Accumulated deficit	(1,445,408)	(682,171)	(619,068)	1,301,239	(1,445,408)
Total Molycorp stockholders’ equity	797,007	(549,836)	(87,951)	637,787	797,007
Noncontrolling interests	—	—	7,296	—	7,296
Total stockholders’ equity	797,007	(549,836)	(80,655)	637,787	804,303
Total liabilities and stockholders’ equity	$2,180,395	$1,784,627	$766,204	$(2,155,240)	$2,575,986

	At December 31, 2013
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$169,145	$6,467	$138,705	$—	$314,317
Trade accounts receivable, net	—	4,990	56,767	—	61,757
Inventory	—	32,307	139,476	—	171,783
Prepaid expenses and other current assets	—	15,833	13,377	—	29,210
Total current assets	169,145	59,597	348,325	—	577,067
Non-current assets:
Deposits	1,754	24,243	—	—	25,997
Property, plant and equipment, net	—	1,620,851	142,023	—	1,762,874
Inventory	—	25,329	—	—	25,329
Intangible assets, net	—	442	330,425	—	330,867
Investments	—	34,134	14,741	—	48,875
Goodwill	—	—	228,750	—	228,750
Investments in consolidated subsidiaries	—	104,327	—	(104,327)	—
Intercompany accounts receivable	2,534,350	—	—	(2,534,350)	—
Other non-current assets	—	771	6,272	—	7,043
Total non-current assets	2,536,104	1,810,097	722,211	(2,638,677)	2,429,735
Total assets	$2,705,249	$1,869,694	$1,070,536	$(2,638,677)	$3,006,802
Current liabilities:
Trade accounts payable	$—	$49,702	$34,747	$—	$84,449
Accrued expenses	18,158	13,782	16,561	—	48,501
Debt and capital lease obligations	—	2,234	14,128	—	16,362
Other current liabilities	—	617	3,446	—	4,063
Total current liabilities	18,158	66,335	68,882	—	153,375
Non-current liabilities:
Asset retirement obligation	—	16,966	—	—	16,966
Deferred tax liabilities	—	—	85,481	—	85,481
Debt and capital lease obligations	1,339,368	19,355	5,193	—	1,363,916
Intercompany accounts payable	—	1,999,562	783,011	(2,782,573)	—
Other non-current liabilities	—	1,393	8,609	—	10,002
Total non-current liabilities	1,339,368	2,037,276	882,294	(2,782,573)	1,476,365
Total liabilities	$1,357,526	$2,103,611	$951,176	$(2,782,573)	$1,629,740
Stockholders’ equity:
Common stock	241	—	—	—	241
Preferred stock	2	—	—	—	2
Additional paid-in capital	2,194,405	132,335	534,436	(666,771)	2,194,405
Accumulated other comprehensive loss	(6,451)	—	(6,451)	6,451	(6,451)
Accumulated deficit	(840,474)	(366,252)	(437,964)	804,216	(840,474)
Total Molycorp stockholders’ equity	1,347,723	(233,917)	90,021	143,896	1,347,723
Noncontrolling interests	—	—	29,339	—	29,339
Total stockholders’ equity	1,347,723	(233,917)	119,360	143,896	1,377,062
Total liabilities and stockholders’ equity	$2,705,249	$1,869,694	$1,070,536	$(2,638,677)	$3,006,802

	Year Ended December 31, 2014
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$60,795	$452,654	$(37,837)	$475,612
Costs of sales:
Costs excluding depreciation and amortization	—	(181,599)	(337,655)	37,837	(481,417)
Depreciation and amortization	—	(74,119)	(19,663)	—	(93,782)
Gross (loss) profit	—	(194,923)	95,336	—	(99,587)
Operating expenses:
Selling, general and administrative	(425)	(36,768)	(37,297)	—	(74,490)
Depreciation, amortization and accretion	—	(4,946)	(24,933)	—	(29,879)
Research and development	—	(526)	(14,739)	—	(15,265)
Impairment of goodwill and other long-lived assets	—	(13,831)	(217,819)	—	(231,650)
Operating loss	(425)	(250,994)	(199,452)	—	(450,871)
Other (expense) income:
Other (expense) income	44	(1,853)	(3,283)	—	(5,092)
Foreign exchange (loss) gain, net	(35,914)	5	32,763	—	(3,146)
Interest expense, net of capitalized interest	(152,144)	(14,897)	(334)	—	(167,375)
Gain on extinguishment of convertible notes	19,719	—	—	—	19,719
Impairment of investment	—	(12,000)	—	—	(12,000)
Interest income (expense) from intercompany notes	38,525	(2,175)	(36,350)	—	—
Equity loss from consolidated subsidiaries	(484,369)	(12,655)	—	497,024	—
	(614,139)	(43,575)	(7,204)	497,024	(167,894)
Loss from continuing operations before income taxes and equity earnings	(614,564)	(294,569)	(206,656)	497,024	(618,765)
Income tax benefit	9,630	—	12,964	—	22,594
Equity in loss of affiliates	—	(21,350)	(5,413)	—	(26,763)
Net loss	(604,934)	(315,919)	(199,105)	497,024	(622,934)
Net income attributable to noncontrolling interest	—	—	18,000	—	18,000
Net loss attributable to Molycorp stockholders	$(604,934)	$(315,919)	$(181,105)	$497,024	$(604,934)

Net loss	$(604,934)	$(315,919)	$(199,105)	$497,024	$(622,934)
Other comprehensive income:
Foreign currency translation adjustments	$—	$—	$4,271	$—	$4,271
Actuarial loss	—	—	(1,143)	—	(1,143)
Comprehensive loss	$(604,934)	$(315,919)	$(195,977)	$497,024	$(619,806)
Comprehensive loss attributable to:
Molycorp stockholders	(604,934)	(315,919)	(177,977)	497,024	(601,806)
Noncontrolling interest	—	—	(18,000)	—	(18,000)
	$(604,934)	$(315,919)	$(195,977)	$497,024	$(619,806)

	Year Ended December 31, 2013
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$88,266	$517,202	$(51,078)	$554,390
Costs of sales:
Costs excluding depreciation and amortization	—	(200,650)	(404,259)	51,078	(553,831)
Depreciation and amortization	—	(40,220)	(27,507)	—	(67,727)
Gross (loss) profit	—	(152,604)	85,436	—	(67,168)
Operating expenses:
Selling, general and administrative	(190)	(66,132)	(40,847)	—	(107,169)
Corporate development	—	(247)	—	—	(247)
Depreciation, amortization and accretion	—	(6,424)	(31,613)	—	(38,037)
Research and development	—	(5,069)	(18,103)	—	(23,172)
Impairment of goodwill and other long-lived assets	—	(14,250)	(106,648)	—	(120,898)
Operating loss	(190)	(244,726)	(111,775)	—	(356,691)
Other (expense) income:
Other income (expense)	5	2,169	(288)	—	1,886
Foreign exchange (loss) gain, net	(9,896)	11	9,509	—	(376)
Interest (expense) income, net of capitalized interest	(64,392)	3,807	(7,099)	—	(67,684)
Impairment of investment at cost	—	(9,411)	—	—	(9,411)
Interest income (expense) from intercompany notes	36,724	(2,493)	(34,231)	—	—
Equity loss from consolidated subsidiaries	(330,604)	(7,674)	—	338,278	—
	(368,163)	(13,591)	(32,109)	338,278	(75,585)
Loss from continuing operations before income taxes and equity earnings	(368,353)	(258,317)	(143,884)	338,278	(432,276)
Income tax (expense) benefit	(6,030)	23,130	53,843	—	70,943
Equity in loss of affiliates	—	(6,529)	(2,640)	—	(9,169)
Loss from continuing operations	(374,383)	(241,716)	(92,681)	338,278	(370,502)
Loss from discontinued operations, net of tax	—	—	(6,427)	—	(6,427)
Net loss	(374,383)	(241,716)	(99,108)	338,278	(376,929)
Net income attributable to noncontrolling interest	—	—	2,546	—	2,546
Net loss attributable to Molycorp stockholders	$(374,383)	$(241,716)	$(96,562)	$338,278	$(374,383)

Net loss	$(374,383)	$(241,716)	$(99,108)	$338,278	$(376,929)
Other comprehensive income:
Foreign currency translation adjustments	$—	$—	$1,623	$—	$1,623
Actuarial gain	—	—	1,359	—	1,359
Comprehensive loss	$(374,383)	$(241,716)	$(96,126)	$338,278	$(373,947)
Comprehensive loss attributable to:
Molycorp stockholders	(374,383)	(241,716)	(93,580)	338,278	(371,401)
Noncontrolling interest	—	—	(2,546)	—	(2,546)
	$(374,383)	$(241,716)	$(96,126)	$338,278	$(373,947)

	Year Ended December 31, 2012
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$139,257	$413,951	$(25,512)	$527,696
Costs of sales:
Costs excluding depreciation and amortization	—	(153,461)	(350,304)	25,512	(478,253)
Depreciation and amortization	—	(12,094)	(18,527)	—	(30,621)
Gross (loss) profit	—	(26,298)	45,120	—	18,822
Operating expenses:
Selling, general and administrative	46	(86,493)	(26,990)	—	(113,437)
Corporate development	(46)	(19,750)	—	—	(19,796)
Depreciation, amortization and accretion	—	(2,220)	(19,967)	—	(22,187)
Research and development	—	(12,984)	(14,812)	—	(27,796)
Impairment of goodwill and other long-lived assets	—	(5,747)	(296,008)	—	(301,755)
Operating loss	—	(153,492)	(312,657)	—	(466,149)
Other (expense) income:
Other expense	(37,589)	(328)	(881)	—	(38,798)
Foreign exchange gain, net	—	—	2,872	—	2,872
Interest expense, net of capitalized interest	(18,118)	(3,496)	(502)	—	(22,116)
Interest income (expense) from intercompany notes	25,157	3,152	(28,309)	—	—
Equity loss from consolidated subsidiaries	(456,649)	(23,205)	—	479,854	—
	(487,199)	(23,877)	(26,820)	479,854	(58,042)
Loss from continuing operations before income taxes and equity earnings	(487,199)	(177,369)	(339,477)	479,854	(524,191)
Income tax benefit (expense)	6,030	53,840	(5,795)	—	54,075
Equity in loss of affiliates	—	(2,439)	(1,051)	—	(3,490)
Loss from continuing operations	(481,169)	(125,968)	(346,323)	479,854	(473,606)
Loss from discontinued operations, net of tax	—	—	(1,737)	—	(1,737)
Net loss	(481,169)	(125,968)	(348,060)	479,854	(475,343)
Net income attributable to noncontrolling interest	—	—	(5,826)	—	(5,826)
Net loss attributable to Molycorp stockholders	$(481,169)	$(125,968)	$(353,886)	$479,854	$(481,169)

Net loss	$(481,169)	$(125,968)	$(348,060)	$479,854	$(475,343)
Other comprehensive income:
Foreign currency translation adjustments	—	—	248	—	248
Actuarial loss	—	—	(1,200)	—	(1,200)
Comprehensive loss	$(481,169)	$(125,968)	$(349,012)	$479,854	$(476,295)
Comprehensive loss attributable to:
Molycorp stockholders	(481,169)	(125,968)	(354,838)	479,854	(482,121)
Noncontrolling interest	—	—	5,826	—	5,826
	$(481,169)	$(125,968)	$(349,012)	$479,854	$(476,295)

	Year Ended December 31, 2014
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(65,618)	$(178,939)	$22,353	$—	$(222,204)
Cash flows from investing activities:
Intercompany advances made	(111,753)	(2,123)	(55,578)	169,454	—
Repayments from non-guarantor	39,662	—	—	(39,662)	—
Loans to guarantors	—		(6,655)	6,655	—
Loans to non-guarantors	(4,000)	(5,000)	—	9,000	—
Investment in joint ventures	—	—	(703)	—	(703)
Dividends received from equity investment	—	—	2,014	—	2,014
Capital expenditures	—	(78,557)	(7,601)	—	(86,158)
Recovery from insurance claims	—	12,900	—	—	12,900
Other investing activities	—	90	894	—	984
Net cash used in investing activities	(76,091)	(72,690)	(67,629)	145,447	(70,963)
Cash flows from financing activities:
Repayments of debt	—	—	(7,825)	—	(7,825)
Debt issuance costs	(4,190)	(7,750)	(3,320)	—	(15,260)
Proceeds from the 2014 Financings	50,167	139,833	60,000	—	250,000
Partial repayment of convertible notes	(27,495)	—	—	—	(27,495)
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(4,222)	—	(4,222)
Borrowing from non-guarantor	—	6,655	—	(6,655)	—
Borrowings from parent	—	—	4,000	(4,000)	—
Borrowings from guarantor	—	—	5,000	(5,000)	—
Repayments to parent	—	—	(39,662)	39,662	—
Intercompany advances owed	55,578	111,753	2,123	(169,454)	—
Net cash provided by financing activities	71,214	250,491	16,094	(145,447)	192,352
Effect of exchange rate changes on cash	—	—	(1,817)	—	(1,817)
Net change in cash and cash equivalents	(70,495)	(1,138)	(30,999)	—	(102,632)
Cash and cash equivalents at beginning of the period	169,145	6,467	138,705	—	314,317
Cash and cash equivalents at end of period	$98,650	$5,329	$107,706	$—	$211,685

	Year Ended December 31, 2013
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(39,075)	$(133,612)	$18,336	$—	$(154,351)
Cash flows from investing activities:
Loans to guarantor	—	—	(40,000)	40,000	—
Loans to Parent	—	—	(12,800)	12,800	—
Intercompany advances made	(391,560)	—	—	391,560	—
Loans to non-guarantor	(117,512)	(1,300)	—	118,812	—
Repayments of notes receivable from non-guarantor	38,000	117,776	—	(155,776)	—
Investment in joint ventures	—	(3,423)	—	—	(3,423)
Capital expenditures	—	(361,782)	(17,530)	—	(379,312)
Other investing activities	—	4,902	575	—	5,477
Net cash used in investing activities	(471,072)	(243,827)	(69,755)	407,396	(377,258)
Cash flows from financing activities:
Repayments of debt	—	—	(26,823)	—	(26,823)
Net proceeds from sale of common stock	495,717	—	—	—	495,717
Issuance of 5.50% Convertible Notes	165,600	—	—	—	165,600
Payments of preferred dividends	(11,385)	—	—	—	(11,385)
Dividend paid to noncontrolling interests	—	—	(4,546)	—	(4,546)
Borrowing from non-guarantor	12,800	40,000	—	(52,800)	—
Borrowings from parent	—	—	117,512	(117,512)	—
Borrowings from guarantor	—	—	1,300	(1,300)	—
Repayments to parent	—	—	(38,000)	38,000	—
Repayments to guarantor	—	—	(117,776)	117,776	—
Intercompany advances owed	—	327,183	64,377	(391,560)	—
Other financing activities	—	(1,297)	—	—	(1,297)
Net cash provided by financing activities	662,732	365,886	(3,956)	(407,396)	617,266
Effect of exchange rate changes on cash	—	—	870	—	870
Net change in cash and cash equivalents	152,585	(11,553)	(54,505)	—	86,527
Cash and cash equivalents at beginning of the period	16,560	18,020	193,210	—	227,790
Cash and cash equivalents at end of period	$169,145	$6,467	$138,705	$—	$314,317

	Year Ended December 31, 2012
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash (used in) provided by operating activities	$(13,207)	$(112,386)	$35,958	$—	$(89,635)
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(591,011)	—	(591,011)
Loans to subsidiaries	(697,213)	—	—	697,213	—
Loans to Parent	—	(37,589)	—	37,589	—
Intercompany advances made	(1,009,014)	—	—	1,009,014	—
Repayments from subsidiaries	101,974	—	—	(101,974)	—
Investment in subsidiaries	(350,000)	—	—	350,000	—
Notes receivable to non-guarantor	—	(227,512)	—	227,512	—
Repayments of notes receivable from non-guarantor	—	110,000	—	(110,000)	—
Investment in joint ventures	—	(27,680)	(5,364)	—	(33,044)
Capital expenditures	—	(766,951)	(24,518)	—	(791,469)
Acquisition of exploration rights	—	—	(8,167)	—	(8,167)
Other investing activities	—	(3,999)	4,761	—	762
Net cash used in investing activities	(1,954,253)	(953,731)	(624,299)	2,109,354	(1,422,929)
Cash flows from financing activities:
Capital contributions from stockholder	390,093	—	—	—	390,093
Capital contributions from Parent	—	—	350,000	(350,000)	—
Repayments of debt	—	(870)	(227,838)	—	(228,708)
Net proceeds from sale of common stock	132,130	—	—	—	132,130
Issuance of 10% Senior Secured Notes	635,373	—	—	—	635,373
Issuance of 6.00% Convertible Notes	395,712	—	—	—	395,712
Payments of preferred dividends	(11,385)	—	—	—	(11,385)
Dividend paid to noncontrolling interests	—	—	(5,977)	—	(5,977)
Proceeds from debt	—	—	14,699	—	14,699
Borrowings from parent	—	227,512	469,701	(697,213)	—
Repayments of borrowings to parent	—	(34,327)	(67,647)	101,974	—
Borrowing from guarantor	37,589	—	227,512	(265,101)	—
Repayments of borrowings to guarantor	—	—	(110,000)	110,000	—
Intercompany advances owed	—	881,179	127,835	(1,009,014)	—
Other financing activities	(2,938)	(115)	1,499	—	(1,554)
Net cash provided by financing activities	1,576,574	1,073,379	779,784	(2,109,354)	1,320,383
Effect of exchange rate changes on cash	—	—	1,116	—	1,116
Net change in cash and cash equivalents	(390,886)	7,262	192,559	—	(191,065)
Cash and cash equivalents at beginning of the period	407,446	10,758	651	—	418,855
Cash and cash equivalents at end of period	$16,560	$18,020	$193,210	$—	$227,790

During the fourth quarter of 2014, we identified two classification errors affecting the Condensed Consolidating Balance Sheets at December 31, 2013 with respect to the Parent's investment in the Non-Guarantors subsidiaries and the investment of one of the Guarantor subsidiaries' in the other Guarantor subsidiary, and one classification error affecting the Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2012 with respect to a loan between the Parent and one of the Non-Guarantor subsidiaries. The changes in the presentation of the Condensed Consolidating Balance Sheets at December 31, 2013 and the Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2012 are as follows:

Condensed Consolidating Balance Sheets	At December 31, 2013
	(In thousands)
Parent	As reported	Adjustment	Revised
Investments in consolidated subsidiaries	$532,767	$(532,767)	$—
Intercompany accounts receivable	2,001,583	532,767	2,534,350
Guarantor Subsidiaries			—
Investments in consolidated subsidiaries	$121,849	$(17,522)	$104,327
Additional paid-in capital	149,857	(17,522)	132,335
Non-Guarantor Subsidiaries			—
Intercompany accounts payable	$2,021	$780,990	$783,011
Additional paid-in capital	1,315,426	(780,990)	534,436

Condensed Consolidating Statements of Cash Flows	At December 31, 2012
	(In thousands)
Parent	As reported	Adjustment	Revised
Loans to subsidiaries	$(683,063)	$(14,150)	$(697,213)
Repayments from subsidiaries	87,824	14,150	101,974
Non-Guarantor Subsidiaries			—
Borrowing from parent	$455,551	$14,150	$469,701
Repayments of borrowings to parent	(53,497)	(14,150)	(67,647)

(27)	Discontinued Operations
On March 3, 2014, we completed the disposition of the Napanee (Ontario), Canada facility where we used to recycle rhenium bearing scrap under the Rare Metals segment. The following table summarizes the operating results of the Napanee facility included in discontinued operations for the years ended December 31, 2013 and 2012:

	December 31,	June 12 -December 31,
	2013	2012
	(In thousands)
Revenues	$2,091	$1,214
Costs of sales	(3,834)	(2,691)
Selling, general and administrative expenses	(351)	(232)
Depreciation	(28)	(28)
Operating loss	(2,122)	(1,737)
Impairment loss	(4,305)	—
Income tax	—	—
Net loss	$(6,427)	$(1,737)

(28)Unaudited Supplementary Data
The following is a summary of the selected quarterly financial information (unaudited):

	2014
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues	$118,526	$116,907	$123,937	$116,242
Gross loss	(23,094)	(16,571)	(15,078)	(44,844)
Loss from continuing operations before income taxes and equity earnings (a)	(86,182)	(89,724)	(99,484)	(343,375)
Net loss	(85,998)	(83,850)	(105,148)	(347,938)
Net loss attributable to Molycorp stockholders (b)	(86,061)	(83,899)	(105,179)	(329,795)

Loss per share of common stock from continuing operations: (c)
Basic	(0.40)	(0.37)	(0.47)	(1.43)
Diluted	(0.40)	(0.37)	(0.47)	(1.43)

	2013
	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenues	$145,398	$136,112	$149,066	$123,814
Gross loss	(4,305)	(18,036)	(17,778)	(27,049)
Loss from continuing operations before income taxes and equity earnings (d)	(57,249)	(70,254)	(76,181)	(228,592)
Net loss	(38,153)	(70,689)	(69,799)	(198,288)
Net loss attributable to Molycorp stockholders	(38,971)	(71,175)	(69,929)	(194,308)

Loss per share of common stock from continuing operations: (c)
Basic	(0.27)	(0.44)	(0.43)	(0.95)
Diluted	(0.27)	(0.44)	(0.43)	(0.95)

(a)	Includes the following adjustments:

i.	Second quarter out-of-period adjustment of $4.9 million (see Note 16);

ii.	Third quarter impairment charge of $12.0 million (see Note 10);

iii.	Fourth quarter out-of-period adjustment of $3.8 million (see Note 3);

iv.
Fourth quarter impairment charges for: goodwill, $125.9 million; customer relationships, $90.9 million; long-lived tangible assets, 14.4 million; net gain on extinguishment of convertible notes, $19.7 million (see Notes 7, 9 and 14, respectively).

(b)	Includes charges for equity method investments write-off totaling $19.7 million (see Note 10).

(c)	The sum of the quarterly loss per share may be different than the per share amount for the year as the calculation for each quarter is based on the weighted average shares outstanding for that period.

(d)
Includes the following impairment charges in the fourth quarter: goodwill, $11.0 million; rare earths quotas, $67.2 million; patents, $10.2 million; exploration rights, $16.2 million; cost method investments, $9.4 million; and long-lived tangible assets, $16.3 million (see Notes 7, 9 and 10).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on its evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting, other than the remediation of the material weaknesses described below that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
Remediation of Previously Reported Material Weaknesses
As previously disclosed in the Form 10-K for the year ended December 31, 2013, management had concluded there were material weaknesses in our internal control over financial reporting related to effectiveness of accounting knowledge and resources as well as effectiveness of ERP system controls related to restricted access, automated controls and change management activities. To remediate the material weaknesses in the Company’s internal control over financial reporting, management implemented the following procedures in fiscal 2013 and through the quarters of 2014:
1)We supplemented our accounting department with personnel having an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, and trained them on the Company’s controls procedures that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;
2)We increased the number of review layers for all key accounting reconciliations and analytical procedures;
3)We trained the accounting staff in our Corporate offices and Mountain Pass operation on the performance of controls for preparation, execution and review of the calculation of inventory and costs of sales, and controls that are intended to ensure that all accounting reconciliations and journal entries are appropriately prepared and reviewed;
4)We increased the involvement and oversight from the Company’s Corporate offices; and
5)We implemented enhanced system-based controls. As well as other compensating controls, over restricted access, automated controls and change management activities within the Company’s recently implemented ERP system.

As of December 31, 2014, the Company has completed the documentation and testing of design and effectiveness of the corrective actions taken; and therefore management concluded that, as of December 31, 2014 the material weaknesses related to these areas were remediated.
ITEM 9B.    OTHER INFORMATION.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item, other than the information regarding our executive officers, is incorporated herein by reference to the information provided in our definitive proxy statement for the 2015 annual meeting of stockholders to be filed within 120 days from December 31, 2014.
Information regarding our executive officers is included in Part I of this Form 10-K under the heading "Executive Officers of the Registrant," as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2015 annual meeting of stockholders to be filed within 120 days from December 31, 2014.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2015 annual meeting of stockholders to be filed within 120 days from December 31, 2014.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2015 annual meeting of stockholders to be filed within 120 days from December 31, 2014.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the information provided in our definitive proxy statement for the 2015 annual meeting of stockholders to be filed within 120 days from December 31, 2014.

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

By:/s/ Geoffrey R. Bedford
Geoffrey R. Bedford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Geoffrey R. Bedfordd Geoffrey R. Bedford	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2015
/s/ Michael F. Doolan Michael F. Doolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
* Russell D. Ball	Director	March 16, 2015
* Brian T. Dolan	Director	March 16, 2015
* John Graell	Director	March 16, 2015
* Charles R. Henry	Director	March 16, 2015
* James J. Jackson	Director	March 16, 2015
* Constantine E. Karayannopoulos	Chairman of the Board	March 16, 2015
* Mark S. Kristoff	Director	March 16, 2015
* Alec Machiels	Director	March 16, 2015
* Dr. Michael Schwarzkopf	Director	March 16, 2015

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

2.2
Amendment to Securities Purchase Agreement, dated October 7, 2013, by and between Molycorp, Inc. and Molibdenos y Metales S.A. (incorporated by reference to Exhibit 2.2 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014).

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
Employment Agreement, dated December 5, 2013, by and between Molycorp, Inc. and Geoffrey R. Bedford (incorporated by reference to Exhibit 10.22 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 3, 2014).

10.23	*
Employment Agreement, dated June 27, 2014, by and between Molycorp, Inc. and Michael F. Doolan (incorporated by reference to Exhibit 10.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2014).

10.24	*
Employment Agreement, dated June 27, 2014, by and between Molycorp, Inc. and Kevin W. Johnson (incorporated by reference to Exhibit 10.2 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on August 6, 2014).

10.25
Credit Agreement, dated as of September 11, 2014, between Molycorp, Inc., various lenders party thereto and OCM MLYCo CTB Ltd. (incorporated by reference to Exhibit 10.1 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 5, 2014).

10.26
Credit Agreement, dated as of September 11, 2014, between Magnequench, Inc., various lenders party thereto and OCM MLYCo CTB Ltd. (incorporated by reference to Exhibit 10.2 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 5, 2014).

10.27
Purchase and Sale Agreement, dated as of September 11, 2014, between Molycorp Minerals, LLC and OCM MLYCo CTB Ltd. (incorporated by reference to Exhibit 10.3 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 5, 2014).

10.28
Equipment Lease Agreement, dated as of September 11, 2014, between Molycorp Minerals, LLC and OCM MLYCo CTB Ltd. (incorporated by reference to Exhibit 10.4 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 5, 2014).

10.29
Warrant Agreement, dated as of September 11, 2014, between Molycorp, Inc. and Computershare Inc. (The Strike Warrants). (incorporated by reference to Exhibit 10.5 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 5, 2014).

10.30
Warrant Agreement, dated as of September 11, 2014, between Molycorp, Inc. and Computershare Inc. (The Penny Warrants). (incorporated by reference to Exhibit 10.6 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 5, 2014).

10.31
First Amendment, dated as of October 17, 2014, but effective retroactively as of September 30, 2014, to the Credit Agreement, dated as of September 11, 2014, between Molycorp, Inc., various lenders party thereto and OCM MLYCo CTB Ltd. (incorporated by reference to Exhibit 10.7 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 5, 2014).

10.32
First Amendment, dated as of October 17, 2014, but effective retroactively as of September 30, 2014, to the Credit Agreement, dated as of September 11, 2014, between Magnequench, Inc., various lenders party thereto and OCM MLYCo CTB Ltd. (incorporated by reference to Exhibit 10.8 to Molycorp Inc.'s Quarterly Report on Form 10-Q (File No. 001-34827) filed with the Securities and Exchange Commission on November 5, 2014).

21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
23.2		Consent of SRK Consulting (U.S.), Inc.
23.3		Consent of KPMG LLP.
24.1		Power of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1		Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

_______________________________________________________________________________
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b).