Form 10-K/A
period 2014-12-31
Molycorp, Inc.
filed 2015-04-30
CIK 1489137

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
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Form 10‑K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2015. The Company is filing this Amendment No. 1 to the Form 10-K (“Form 10‑K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2015 annual meeting of stockholders, because the Company's definitive proxy statement will not be filed with the SEC within 120 days after the end of its fiscal year ended December 31, 2014. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
The Board of Directors, or Board, is currently divided into three classes (Class I, Class II and Class III). At each annual stockholders’ meeting, one class of directors stands for election. The elected directors are elected to serve until the third annual meeting of stockholders following their election, with each director of each class to serve until such director’s successor is elected and qualified or until such director’s earlier resignation or removal. The exact number of members on the Board, which shall not be less than seven or more than eleven, will be determined by the Board from time to time by resolution of a majority of the full Board, or by the affirmative vote of 66⅔% of the voting stock of the Company, voting together as a single class. The following persons serve as directors of the Company as of April 30, 2015.
Class II Directors with Terms Expiring in 2015
Geoffrey R. Bedford, age 48, has been a director since December 2013. Mr. Bedford has served as the Company’s President and Chief Executive Officer since December 2013. Previously, he served as the Company’s Executive Vice President and Chief Operating Officer, which followed his role as Executive Vice President of the Company’s Rare Earths and Magnetics segment. Mr. Bedford served as executive vice president and chief operating officer of Neo Material Technologies, or Neo Materials, until Molycorp acquired Neo Materials in June 2012. Prior to that, he served as executive vice president of the Performance Materials Division of Neo Materials from 2005 to 2011, and as executive vice president, finance, and chief financial officer, from 1999 to 2005. Before joining Neo Materials, Mr. Bedford held successively senior financial positions with The Woodbridge Group and Champion Road Machinery. He began his professional career with PricewaterhouseCoopers LLP and has a broad range of operating, management and financial experience. He is a Canadian Chartered Accountant holding a Bachelor of Science degree from the University of Western Ontario and a Masters of Business and Administration from Northwestern University, a graduate of the Kellogg‑Schulich Executive Masters of Business Administration program. Mr. Bedford’s broad management experience, comprehensive knowledge of the rare earths and magnetics industries and deep understanding of the operations of the Company, including Neo Materials, make him a valuable member of our management team and the Board.
Brian T. Dolan, age 74, has been a director since September 2008. Until December 31, 2011, when he retired, Mr. Dolan served as a partner of Resource Capital Funds, a series of private equity funds investing in the mining and minerals industry, and RCF Management, L.L.C., a company that provides management services to the several Resource Capital Funds, from January 2002 until December 2011. From 1970 to 2001, Mr. Dolan practiced law with the firm Davis Graham & Stubbs LLP of Denver, Colorado, specializing in natural resources law. Mr. Dolan’s extensive experience as a director of a wide spectrum of companies makes him a vital part of the Board.
John Graell, age 60, has been a director since March 2012. Since 1992, Mr. Graell has served as the chief executive officer of Molibdenos y Metales S.A., or Molymet, a manufacturer and processor of molybdenum. Mr. Graell serves on the boards of directors of several private companies in the metals and mining industry. Mr. Graell also served as president of the International Molybdenum Association, a non‑profit trade association, from 2001 through 2005. Mr. Graell holds a degree in Industrial Engineering from Universidad de Chile. Mr. Graell brings to the Board extensive and ongoing experience as a chief executive officer of a company and director of several private companies involved in the global mining and mineral processing industries.
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
Class III Directors with Terms Expiring in 2016
James J. Jackson, age 65, has been a director since March 2014. Until his retirement in 2005, Mr. Jackson was senior vice president and chief financial officer of MobiFon S.A., a cellular telephone provider in Romania and a wholly‑owned subsidiary of Vodafone Group plc, which purchased MobiFon from Telesystem Wireless International Inc. in 2005. As an employee of Telesystem Wireless International Inc., Mr. Jackson

served in numerous senior financial roles from 1997 onwards, including, from July 2004 until the sale of Vodafone in 2005, as senior vice president corporate affairs, while he continued to act as MobiFon’s senior vice president and chief financial officer. From 1995 to 1997, Mr. Jackson was vice chairman, finance, for Quadrant Amroq Bottling Co. Ltd., a venture capital firm holding the franchise for Pepsi‑Cola in Romania. Prior to that time, he worked for fifteen years at Alcan Aluminium Ltd., an aluminum manufacturer. Mr. Jackson served on the board of directors of Neo Materials from November 2005 until Neo Materials’ acquisition by Molycorp in June 2012, and was chair of Neo Materials’ audit committee from August 2009 until June 2012. He also served as Neo Materials’ chairman from April 2008 until August 2009. Mr. Jackson currently serves as a member of the Supervisory Council of Bite Lietuva, a mobile telephone company based in Lithuania, serving Lithuania and Latvia. Mr. Jackson is a member of the Institute of Chartered Accountants of Ontario, a registered Certified Public Accountant in the United States and a certified director as a graduate of the Institute of Corporate Directors. Mr. Jackson’s broad international experience and deep understanding of the operations of Neo Materials makes him a valuable member of the Board.
Constantine E. Karayannopoulos, age 54, has been a director since June 2012. He served as the Company’s Vice Chairman from June 2012 until December 2012, and then as Interim President and Chief Executive Officer from December 2012 until December 2013. A professional engineer, he previously served as president and chief executive officer of Neo Materials from 2005 until Molycorp acquired Neo Materials in June 2012. Prior to that, Mr. Karayannopoulos was the executive vice president and chief operating officer of Neo Materials, and also served as vice president and general manager of Neo Materials’ rare earths business unit and vice‑president, sales. Before joining Neo Materials as a start-up in 1994, Mr. Karayannopoulos worked for Praxair Canada for seven years and for Esso Petroleum Canada for two years before that.  Mr. Karayannopoulos is a director of the board of Lithium Americas Corp., a director of the board of the Canada China Business Council, a member of the Advisory Board of merchant bank KES7 and a member of the Board of Advisors of the University of Toronto’s Department of Chemical Engineering and Applied Chemistry. He holds Bachelor's and Master's of Applied Science degrees in Chemical Engineering from the University of Toronto. Mr. Karayannopoulos brings broad management experience and a comprehensive knowledge of the rare earths and magnetics industries to the Board.
Mark S. Kristoff, age 53, has been a director since September 2008. Since April 2005, Mr. Kristoff has been the chief executive officer of the Traxys Group, a global metal trading, marketing and distribution company. Before becoming chief executive officer, Mr. Kristoff was the chief operating officer of the Traxys Group from its founding in January 2003 until April 2005. Prior to the formation of the Traxys Group, Mr. Kristoff was the president of Considar Inc., a metals and ferroalloys supplier, from 1991 until 2003. Mr. Kristoff graduated from Cornell University with a B.A. in Economics in 1984. Mr. Kristoff’s experience in global trading, financing, supply chain management, and distribution of metals and rare earth elements, or REEs, provides valuable insight to the Board regarding existing and potential opportunities in the rare earths markets.
Alec Machiels, age 42, has been a director since September 2008. Mr. Machiels has served as a partner at Pegasus Capital Advisors, L.P., a private equity fund manager, since May 2006. Prior to becoming a partner at Pegasus, Mr. Machiels was vice president from June 2004 until May 2006, and an associate from August 2002 until June 2004. Mr. Machiels served as a member of the board of directors of Coffeyville Resources, LLC, an oil refinery and ammonia plant in Coffeyville, Kansas, from 2003 until 2005, as well as a member of the board of directors of Merisant Worldwide, Inc., a manufacturer and distributor of sugar substitute sweeteners, from 2005 until 2010. He has served on the board of directors of Traxys S.A., a metal trading and distribution company, since January 2006. He started his career as a financial analyst in the Financial Services Group at Goldman Sachs International in London and in the Private Equity Group at Goldman, Sachs & Co. in New York from July 1996 until June 1999. From July 2001 to July 2002, Mr. Machiels served as chief executive officer and chairman of Potentia Pharmaceuticals, Inc. Mr. Machiels received a M.B.A. from Harvard Business School in 2001. Mr. Machiels also received a masters in law from KU Leuven Law School in Belgium and a masters in international economics from Konstanz University in Germany. His strong background in financial management and investment in commodity‑related businesses provides the Board with a valuable perspective on strategic, financial and capital raising matters.
Class I Directors with Terms Expiring in 2017
Russell D. Ball, age 47, has been a director since March 2010. Mr. Ball currently serves as executive vice president, corporate development and capital projects for Goldcorp, Inc., a gold mining company. He joined Goldcorp in May 2013 as their executive vice president, capital management. Previously, from July 2007 until May 2013, Mr. Ball served as chief financial officer and executive vice president of Newmont Mining Corporation, a gold mining and production company. Before becoming chief financial officer, Mr. Ball held a variety of senior positions with Newmont Mining Corporation, including vice president and controller from 2004 until 2007. Mr. Ball is both a chartered accountant in South Africa and a certified public accountant in the United States. Mr. Ball brings a unique and important understanding of finance and accounting in the global mining industry to the Board.
Charles R. Henry, age 77, has been a director since August 2009. Mr. Henry is currently the president of CRH, Inc., a consulting firm specializing in federal government acquisition issues, and has been associated with CRH, Inc. since its formation in 1993. From 2005 to 2007, Mr. Henry was the chief operating officer of CEG Company, a leading producer of wiring harnesses for military vehicles. From October 2001 to January 2004, he organized and served as chief executive officer of the Veteran Corporation, a congressionally mandated non‑profit organization designed to promote veteran business interests. He has served on the board of directors of Gaming Partners International, a gaming products company, since June 2006. In March 2013, he was appointed chairman of the board of directors of Imperatis, Inc., a service organization to America’s defense, intelligence and civilian, as well as profit and non‑profit, sectors. Mr. Henry is a retired two‑star general who served 32 years in the U.S. Army. In 1990, Mr. Henry was chosen by the Bush Administration to consolidate all Department of Defense contract administration into one central business entity, resulting in increased efficiency and monetary savings. With his strong background in management, Mr. Henry brings significant organizational acumen to the Board.
Dr. Michael Schwarzkopf, age 53, has been a director since August 2013. Dr. Schwarzkopf serves as chairman of the executive board of Plansee Holding AG, a private Austrian company that is a vertically integrated supplier of powder‑metallurgical manufactured products made of molybdenum and tungsten. He has been a member of the Supervisory Board of Voestalpine AG since July 2004 and of Mayr‑Melnhof Karton AG since April 2009. He also has served as a director at Molibdenos Metales S.A. since April 2011. He is a Mechanical Engineer with a Ph.D in materials science. Dr. Schwarzkopf’s extensive and ongoing industry knowledge makes him a vital part of the Board.
EXECUTIVE OFFICERS
The following persons serve as executive officers of the Company as of April 30, 2015.

Name	Age	Position
Geoffrey R. Bedford	48	Executive Vice President and Chief Operating Officer
Michael F. Doolan	63	Executive Vice President and Chief Financial Officer
Kevin W. Johnson	58	Executive Vice President and General Counsel

Geoffrey R. Bedford was appointed President and Chief Executive Officer and a member of our Board Directors in December 2013. Previously, he served as Executive Vice President and Chief Operating Officer, which followed his role as Executive Vice President of Molycorp’s Rare Earths and Magnetics segment. Mr. Bedford served as Executive Vice President and Chief Operating Officer of Neo Materials until Molycorp acquired Neo Materials in June 2012. Prior to that, he served as Executive Vice President of the Performance Materials Division of Neo Materials from 2005 to 2011, and as Executive Vice President, Finance, and Chief Financial Officer, from 1999 to 2005. Before joining Neo Materials, Mr. Bedford held successively senior financial positions with The Woodbridge Group and Champion Road Machinery. He began his professional career with Price Waterhouse and has a broad range of operating, management and financial experience. He is a Canadian Chartered Accountant holding a Bachelor of Science degree from the University of Western Ontario and a Masters of Business and Administration from Northwestern University through the Kellogg-Schulich Executive Masters of Business Administration program.
Michael F. Doolan was appointed Executive Vice President and Chief Financial Officer in June 2012. Previously, he was Executive Vice President, Finance, and Chief Financial Officer of Neo Materials from 2005 until 2012. He also served as Senior Vice President and Chief Financial Officer of Falconbridge Limited of Toronto, a natural resources company involved in the exploration, mining, processing, and marketing of various metal and mineral products, since 2002, prior to its merger with Noranda, Inc. Mr. Doolan has over 25 years of experience in all aspects of financial management with specific expertise in international mergers and acquisitions, offshore financing structures and international treasury management.
Kevin W. Johnson was appointed Executive Vice President and General Counsel on March 22, 2013. Previously, he was the Company's Vice President and Deputy General Counsel from July 2011 to March 2013. From January 2002 through July 2011, he was a partner of Holland & Hart LLP, a law firm with headquarters in Denver, Colorado. From 1999 to 2001, he was Of Counsel to Holland & Hart. From 1985 to 1999, he was a lawyer for The Dow Chemical Company, a specialty Chemicals company, serving in various positions in the United States and Europe. Mr. Johnson received a Bachelor of Arts degree, with honors, in History and Government from Harvard University in 1980, a Master of Science degree in Industrial Relations from the London School of Economics in 1983, and a Juris Doctor degree from the J. Reuben Clark Law School at Brigham Young University in 1984. Mr. Johnson is licensed to practice law in the State of Colorado.
THE BOARD OF DIRECTORS AND ITS COMMITTEES
Committees
The Board has four standing committees: the Audit and Ethics Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Health, Environment, Safety and Sustainability Committee. The members of such committees are as follows:

Audit and Ethics Committee	Compensation Committee
James J. Jackson, Chair Charles R. Henry Constantine E. Karayannopoulos	Brian T. Dolan, Chair Mark S. Kristoff Dr. Michael Schwarzkopf

Nominating and Corporate Governance Committee	Health, Environment, Safety and Sustainability Committee
Mark S. Kristoff, Chair John Graell Constantine E. Karayannopoulos Alec Machiels	Charles R. Henry, Chair Geoffrey R. Bedford Brian T. Dolan Constantine E. Karayannopoulos

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
Audit and Ethics Committee
The Audit and Ethics Committee held seven meetings in 2014. The Audit and Ethics Committee, among other things, oversees the Company’s accounting practices and processes, system of internal controls, independent auditor relationships, financial statement audits and audit and financial reporting processes. All the members of the Company’s Audit and Ethics Committee are independent under the rules of the NYSE and Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act. Each committee member is financially literate within the requirements of the NYSE and Mr. Jackson is an audit committee financial expert within the applicable rules of the Securities and Exchange Commission, or the SEC, and the NYSE.
Compensation Committee
The Compensation Committee held four meetings in 2014. The Compensation Committee establishes and administers the Company’s policies, programs and procedures for compensating the Company’s executive officers and directors. The Compensation Committee’s duties include, among other things, reviewing and approving executive officer compensation and administering incentive compensation plans and equity-based plans. The Compensation Committee’s processes and procedures for the consideration and determination of executive and director compensation are discussed further under the heading “Compensation Discussion and Analysis” below. All the members of the Company’s Compensation Committee are independent under the rules of the NYSE.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee held three meetings in 2014. The Nominating and Corporate Governance Committee identifies individuals qualified to become board members, recommends director nominees, recommends board members for committee membership, develops and recommends corporate governance principles and practices, oversees the evaluation of the Board and its committees and formulates a description of the skills and attributes of desirable board members.
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
Health, Environment, Safety and Sustainability Committee
The Health, Environment, Safety and Sustainability Committee held four meetings in 2014. The Health, Environment, Safety and Sustainability Committee establishes and oversees the administration of the Company’s policies, programs and procedures for ensuring: the protection of the health and safety of the Company’s employees, contractors, customers and the public; the protection of the environment; and the promotion of sustainable development and business practices.
Review and Approval of Related Party Transactions
The Company’s Audit and Ethics Committee is responsible for the review and approval of all related party transactions required to be disclosed to the public under SEC rules. This procedure is contained in the written charter of the Company’s Audit and Ethics Committee. In addition, the Company maintains a written Code of Business Conduct and Ethics that requires all employees, including the Company’s officers, to disclose to the Audit and Ethics Committee any material relationship or transaction that could reasonably be expected to give rise to a personal conflict of interest. Related party transactions are reviewed and approved by the Audit and Ethics Committee on a case‑by‑case basis.
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
Report of the Audit and Ethics Committee
The Audit and Ethics Committee has reviewed and discussed with the Company’s management and KPMG LLP, the Company’s independent registered public accounting firm, the Company’s audited financial statements contained in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2014. The Audit and Ethics Committee has also discussed with the Company’s independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16.
The Audit and Ethics Committee has received and reviewed the written disclosures and the independence letter from KPMG LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding KPMG LLP’s communications with the Audit and Ethics Committee concerning independence and has discussed with KPMG LLP its independence.

Based on the review and discussions referred to above, the Audit and Ethics Committee recommended to the Board (and the Board subsequently approved the recommendation) that the audited financial statements be included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2014 that was filed with the SEC.
AUDIT AND ETHICS COMMITTEE
James J. Jackson, Chair
Charles R. Henry
Constantine E. Karayannopoulos

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
Compensation Committee Interlocks and Insider Participation
The members of the Company’s Compensation Committee are Messrs. Dolan, Kristoff and Schwarzkopf. None of the members of the Company’s Compensation Committee is or has been an officer or employee of the Company. No executive officer of the Company served in the last year as a director or member of the compensation committee of another entity one of whose executive officers served as a member of the Company’s Board or on the Company’s Compensation Committee.
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
Based upon the review of the copies of Section 16(a) forms received by the Company, and upon written representations from reporting persons concerning the necessity of filing a Form 5 Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 2014, all filing requirements applicable to reporting persons were met.

ITEM 11.    EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
The following Compensation Discussion and Analysis (or CD&A) provides information about the 2014 compensation program for the Company’s named executive officers, whose compensation is detailed in the 2014 Summary Compensation Table below and the other executive compensation tables and narratives contained in this Annual Report on Form 10-K/A. The following information includes (1) the overall objectives of the Company’s 2014 named executive officer compensation program and what it is designed to reward, (2) each element of compensation that was provided to the Company’s named executive officers for 2014 and (3) an explanation of the Compensation Committee’s key decisions, actions and rationale regarding the 2014 compensation of the Company’s named executive officers, including how each compensation element and the Company’s decisions regarding the element fit into the Company’s overall compensation objectives.
For 2014, the Company’s named executive officers consist of the following three current executive officers:

Name	Title
Geoffrey R. Bedford	President and Chief Executive Officer
Michael F. Doolan	Executive Vice President and Chief Financial Officer
Kevin W. Johnson	Executive Vice President and General Counsel

Amounts reported for Messrs. Bedford and Doolan (unless otherwise noted) are converted from Canadian dollars to U.S. dollars using the 2014 average exchange rate of CAD$1.00:USD$0.90.
Executive Summary
2014 Executive Compensation Highlights
The Company took the following specific actions with respect to the compensation of its named executive officers for 2014:

•
rescinded the prior base salary rate reduction of 10% for the named executive officers and other members of senior management effective January 1, 2014, and no additional base salary increases were provided for the named executive officers for 2014 as described further below;

•
authorized cash payouts under the 2014 annual incentive program for Messrs. Bedford, Doolan and Johnson at 40%, 40% and 47.5% of their respective target award opportunities based on the Compensation Committee’s determination of actual corporate, business unit and individual performance;

•
continued to grant long‑term equity incentive awards in the form of time‑based restricted stock units (or RSUs) and performance-based restricted stock units (or PBRSUs) to the Company’s named executive officers;

•
determined that no payout was earned by the named executive officers for 2012 PBRSU grants based on the Company's total shareholder return results (below threshold) relative to the companies that constituted the SPDR S&P Metals and Minerals ETF Index;

•
entered into an employment agreement with Mr. Doolan that set forth his compensation for serving in the role of the Company’s Executive Vice President and Chief Financial Officer from June 27, 2014, as described further in “-Executive Compensation and Other Information-Employment Agreements-Employment Agreement with Mr. Doolan” below;

•
entered into an employment agreement with Mr. Johnson that set forth his compensation for serving in the role of the Company’s Executive Vice President and General Counsel from June 27, 2014, as described further in “-Executive Compensation and Other Information-Employment Agreements-Employment Agreement with Mr. Doolan” below; and

•	continued developing a performance‑based compensation culture and implementing compensation best practices.

Triennial Say‑on‑Pay Voting Results from 2014
The Company conducts its non‑binding advisory vote regarding the compensation of its named executive officers (or say‑on‑pay vote) on a triennial basis. The Company held a say‑on‑pay vote at its 2014 annual meeting of stockholders. The result was that the Company received approval for its named executive officer compensation from more than 92% of the votes cast on the say‑on‑pay vote. The Company expects to hold its next say‑on‑pay vote in connection with its 2017 annual meeting of stockholders. The Compensation Committee reviewed and considered the 2014 voting results in its remaining 2014 meeting, and viewed the strong support for the Company’s say‑on‑pay proposal as evidence of the Company’s stockholders’ support for the named executive officer compensation decisions and actions that the Compensation Committee had been making. As a result, the Compensation Committee made no material changes in the structure of the Company’s named executive officer compensation program for 2014 that were motivated by the results of the Company’s say‑on‑pay vote in 2014.
The following discussion and analysis of the Company’s named executive officer compensation and benefits program should be read together with the compensation tables and related disclosures that follow this CD&A section.
Compensation Committee’s Philosophy on Named Executive Officer Compensation
The Company’s compensation and benefits program for the Company’s named executive officers is intended to attract and retain talented and highly qualified individuals to manage and lead the Company, and to motivate these executives to pursue the Company’s long‑term business objectives and create long‑term stockholder value. The Company also uses executive compensation as a tool to emphasize the Company’s goals within its mission, business strategy, values and culture.
In 2014, the Company’s compensation program for the current named executive officers primarily consisted of a mix of cash and equity‑based components. This mix provided a competitive total compensation package that rewarded individual and Company performance.
For 2014, the Company implemented this philosophy by:

•
recognizing and rewarding individuals for their experience, expertise, level of responsibility, leadership, individual accomplishments and other contributions to the Company with base salaries that, at full payout, the Company previously determined to be competitive with those offered by companies with whom the Company competes in hiring and retaining talented individuals;

•
recognizing, rewarding and encouraging eligible individuals for work that helps increase the Company’s value through the use of equity awards that derive increased value as the Company’s stock price increases and the majority of which are earned based on performance; and

•
providing compensation packages, including health and welfare and retirement benefits, that the Company previously determined to be competitive with those offered by companies with whom the Company competes in hiring and retaining talented individuals.

The 2014 Pay Setting Process
The Role of the Board and the Compensation Committee in Determining 2014 Named Executive Officer Compensation
The Company’s Compensation Committee has responsibility for overseeing the Company’s executive compensation and benefits programs. The Board has retained the final approval for certain key matters, such as the adoption of, or any material amendment to, any equity plan. In compliance with the rules of the NYSE, the Compensation Committee is composed entirely of independent directors. In addition, all members of the Compensation Committee are:

•	“Non‑Employee Directors” within the meaning of Rule 16b‑3 promulgated under the Exchange Act; and

•	“outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code.
Under its charter, the Compensation Committee has the primary responsibility for, among other things:

•	determining the Company’s President and Chief Executive Officer’s compensation and compensation for the Company’s other executive officers;

•	working with members of the Company’s management to report the Company’s executive compensation practices and policies to the Company’s stockholders; and

•	administering the equity and incentive compensation plans in which the Company’s executive officers participate.
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
During 2014, the Compensation Committee:

•	evaluated the Company’s pay philosophy;

•
reviewed and recommended to the Board the approval of the proposed amendment and restatement of the Company’s 2010 Equity and Performance Incentive Plan (or 2010 Plan) in the form of the Company's Amended and Restated 2010 Equity and Performance Incentive Plan (or A&R 2010 Plan), which amendment and restatement included an increase in the number of shares of common stock available under the A&R 2010 Plan, subject to the approval of the stockholders (which approval was received on June 25, 2014);

•	evaluated the link between the Company’s pay and performance;

•	evaluated the Company’s compensation programs for any risk‑ encouraging factors;

•	reviewed new employment agreements with certain of the Company’s named executive officers;

•
reviewed and approved the suspension of new participation in the Company's Employee Stock Purchase Plan (or ESPP), the Company's Amended and Restated Management Incentive Compensation Plan (or MICP) and the Company's Non-Employee Director Deferred Compensation Plan (or NEDDCP);

•	reviewed executive compensation trends and regulatory developments; and

•	granted equity incentive awards for 2014 under the 2010 Plan to the named executive officers.
In fulfilling its duties and responsibilities, the Compensation Committee received input in the form of:

•
reports and updates from the Company’s executive officers on Company and individual executive performance that was measured against quantitative and qualitative performance goals established to help determine individual performance and business success;

•	recommendations from the Company’s President and Chief Executive Officer regarding the compensation for the Company’s executive officers; and

•	advice, as described below, from its independent compensation consultant, Towers Watson & Co., which the Company refers to as Towers Watson.
The Compensation Committee was not bound by the input it received from the Company’s President and Chief Executive Officer or any other executive officer or consultant. Instead, the Compensation Committee exercised independent discretion when making executive compensation decisions for 2014. The Board has the power to change, at any time, the size and membership of the Compensation Committee, to remove Compensation Committee members and to fill vacancies on the Compensation Committee, so long as any new member satisfies the requirements of the Compensation Committee’s charter and any other applicable requirements.
The Role of Outside Executive Compensation Consultants in Determining 2014 Named Executive Officer Compensation
The Compensation Committee engaged Towers Watson as its independent compensation consultant for 2014. During the year, Towers Watson provided assistance with the proposed amendment and restatement of the 2010 Plan, the preparation of the Compensation Discussion and Analysis for the Company's proxy statement for the 2014 annual meeting of shareholders and the general review and explanation of executive compensation trends and regulatory developments. Other than these services provided to the Compensation Committee, Towers Watson did not provide any other services to the Company for 2014.
The Compensation Committee has assessed the independence of Towers Watson as required under applicable NYSE listing rules. In addition, the Compensation Committee has considered and assessed all relevant factors, including, but not limited to, those set forth in

Rule 10C‑1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, that could give rise to a potential conflict of interest with respect to any of the compensation consultants described above. Based on this review, the Company is not aware of any conflict of interest that has been raised by the work performed by Towers Watson.
The Role of Executive Officers in Determining 2014 Named Executive Officer Compensation
At various times throughout 2014, Mr. Bedford provided the Compensation Committee with recommendations regarding all key elements of 2014 compensation for the Company’s named executive officers other than himself, and Towers Watson assisted Mr. Bedford in preparing his recommendations. In early 2015, Mr. Bedford provided the Compensation Committee with recommendations regarding final payouts for 2014 under the Company’s annual incentive program.
No Peer Group Evaluations for 2014
In past years, the Compensation Committee has considered to a material extent market pay identified through the use of specialized peer groups or published and proprietary compensation surveys when making named executive officer compensation decisions. However, for 2014, the Compensation Committee did not make named executive officer compensation decisions based on any material use of peer group or other market data information. Instead, the Compensation Committee made its named executive officer compensation decisions primarily based on its residual understanding of the competitive nature of prior named executive officer compensation decisions, input from Mr. Bedford and its own assessment of the propriety of its compensation decisions based on performance against established quantitative and qualitative goals.
Elements of 2014 Named Executive Officer Compensation
In 2014, the Company’s compensation program consisted of the following key components:

•	base salaries;

•	annual incentive program awards;

•	equity‑based awards under the 2010 Plan;

•	health and welfare benefits; and

•	retirement benefits.
For 2014, the Company again determined that a substantial portion of the total compensation for the Company’s named executive officers should be variable and tied to the Company’s performance to align their compensation interests with the achievement of the Company’s business objectives and the long‑term investment interests of the Company’s stockholders. At the same time, the Company strives to attract and retain high‑caliber executives through the measured use of competitive fixed compensation. The Company’s program of both fixed and at‑risk compensation is offered at levels that the Company believes are competitive within its industry and appropriate for 2014.
The Company believes the compensation program, when evaluated on a component‑by‑component basis and in total, effectively achieves the Company’s compensation philosophy and objectives described above. The following table summarizes the key components of the Company’s compensation program for 2014:

Component	Primary Purpose and Objectives
Base Salary
Base salary compensates an individual in cash for his or her responsibilities, skills, experience and performance. The levels of base salaries are intended to attract and retain a high‑quality management team, especially when combined with the other components of the Company’s compensation program. The levels of base salary for the Company’s named executive officers are designed to reflect each executive officer’s scope of responsibility, accountability and industry experience.

Annual Incentive Program Awards
The Company’s annual incentive program awards are used to align the Company’s named executive officers’ compensation interests with the overall business objectives and the short‑term investment interests of the Company’s stockholders by rewarding the Company’s named executive officers for annual performance. Corporate goals were established and approved by the Board in February 2014 and performance was evaluated after year‑end. Payments with respect to the 2014 annual incentive program awards were made in cash in the first quarter of 2015.

Long‑Term Incentive Program Awards	Equity awards under the 2010 Plan generally align the Company’s executives’ compensation interests with the long‑term investment interests of the Company’s stockholders and promote retention.
Health and Welfare Benefits
Broad‑based and customary health and welfare benefits provide for basic health, life and income security needs of the Company’s named executive officers and their dependents. These health and welfare benefits are competitive with industry practices and help attract and retain executives.

Retirement Benefits
The Company’s 401(k) plan for the named executive officer who resides in the United States and the Company’s Canada Group Retirement Savings Plan for the Company’s Canadian‑based named executive officers encourage and reward long‑ term service by providing market‑based benefits for retirement. All U.S.‑based employees are eligible to participate in the Company’s 401(k) plan and employees who are Canadian residents are eligible to participate in the Company’s Canada Group Retirement Savings Plan. The MICP is the Company's nonqualified deferred compensation plan that provides a tax‑efficient vehicle to accumulate retirement savings for the Company’s U.S. resident named executive officer. In addition, the plan promotes share ownership by allowing participants to convert all or a portion of their cash bonuses into RSUs and receive additional matching RSUs. The MICP also promotes retention, because the matching RSUs vest over a three‑year term (however, participation in the MICP was suspended by the Compensation Committee at the end of 2014). Retirement benefits offered during 2014 were judged to be competitive with industry practices and help attract and retain executives.

Analysis of 2014 Executive Compensation Program Decisions and Actions
2014 Base Salaries
General Decisions. In January 2014, the Compensation Committee reconsidered the base salary rates for the named executive officers in connection with its review of the Company’s executive salary grade structure and determined to rescind, effective January 1, 2014, the 10% base salary rate reduction that was implemented at the beginning of 2013. However, a 2% cost of living increase that was given by the Company to other North American employees was not provided by the Compensation Committee to the named executive officers. Both of these decisions were made by the Compensation Committee, on the recommendation of Mr. Bedford, based on its historical understanding that the named executive officers' base salaries, at full payout, are competitive with those offered by companies with whom the Company competes in hiring and retaining talented individuals. The annual base salary rates for the following named executive officers were in effect for 2014: Mr. Bedford, $600,000; Mr. Doolan, CAD$425,000 (approximately $384,615); and Mr. Johnson, $390,000.
2014 Annual Incentive Program Awards
2014 Annual Incentive Program Award Opportunities. In February 2014, the Compensation Committee established the cash‑based annual incentive program award opportunities (denominated as a percentage of 2014 annualized base salary) listed in the following table (straight-line interpolation between all levels except below “Below Expectations”):

Participating Named Executive Officer	Did Not Meet Expectation < 80%	Below Expectation 80%	Met Expectation 100%	Exceeded Expectation 120%
Mr. Bedford	0%	50%	100%	200%
Mr. Doolan	0%	32.5%	65%	130%
Mr. Johnson	0%	30%	60%	120%
The threshold, target and maximum award opportunities as a percentage of annualized base salary for Messrs. Doolan and Johnson were unchanged from 2013 levels, and Mr. Bedford's threshold, target and maximum award opportunities as a percentage of annualized base salary were each increased by about 167% by the Compensation Committee due to his promotion to the position of President and Chief Executive Officer and the terms of his 2013 employment agreement.
2014 Annual Incentive Program Metrics and Goals. In support of the 2014 annual incentive program awards, the Company’s management developed, and Mr. Bedford presented to the Compensation Committee, Company performance metrics in the following categories: (1) corporate; and (2) finance. The Compensation Committee did not independently develop goals for these performance metrics; instead, the specific qualitative and quantitative goals established by the full Board based on its annual plan were utilized as the specific performance goals underlying these performance metrics for 2014. In addition, a category of administrative/legal was adopted by the Compensation Committee, but evaluation in this category was left to the subjective discretion of the Compensation Committee as no specific performance metrics or goals were identified or established for this category. After the end of 2014, actual performance against these performance metrics and goals (and for the administrative/legal category) was reviewed and considered by the Compensation Committee in evaluating the Company performance portion of the named executive officers’ performance during (and payouts for Company portion of the annual incentive program award opportunities for) the one‑year performance period January 1, 2014 through December 31, 2014, as further discussed below.

Corporate Metrics/Goals	Weighting Within Category
EBITDA vs. Target • $103.3 million	45%
Health, Environment, Safety and Sustainability (or HESS) • Total reportable incident rate (TRIR) of 1.24 • Lost time incident rate (LTIR) of 0.46 • Completion of health, environment and safety (or HES) audits • Progress on sustainability efforts	10%
Selling, General and Administrative Expenses (or SG&A) vs. Budget • $80.9 million	5%
Liquidity Stabilization Efforts • Equitization of existing debt • Additional funding sources for capital projects and operating expenses	15%
Strategic Priorities • Primary focus on the optimization of the Mountain Pass operation	25%
100%

Finance Metrics/Goals	Weighting Within Category
On Time Monthly Report	40%
SG&A vs. Budget • $36.6 million	5%
Liquidity Stabilization Efforts • Equitization of existing debt • Additional funding sources for capital projects and operating expenses	15%
SAP Implementation • Implementation of a consolidation tool in SAP	30%
Cash Flow Forecasting Model • Development of new cash flow forecasting model	10%
100%

Administrative / Legal Metrics/Goals	Weighting Within Category
Generally including maintenance of corporate and financial books and records, timely completion of regulatory and securities filings and support to liquidity stabilization efforts.	100%
Although the Compensation Committee approved the above‑listed performance metrics and annual plan goals, and their relative weightings, the Compensation Committee did not determine any specific threshold (in other words, minimum) or maximum goals above or below the target goals, especially for qualitative goals. The Compensation Committee did however commit to the following funding percentages by category of performance metric for each of the named executive officers under the 2014 annual incentive program: Mr. Bedford - 90% corporate metrics and 10% individual performance; Mr. Doolan - 70% corporate metrics, 20% finance metrics and 10% individual performance; and Mr. Johnson - 70% corporate metrics, 20% business unit or department metrics and 10% individual performance. However, the Compensation Committee explicitly retained subjective discretion throughout and after the performance period to determine both actual performance in light of these categories, metrics and goals and final 2014 annual incentive award payouts based on these and other relevant factors and considerations, as further described below.
In addition to the categories, metrics and goals described in the table above, which were collectively designed to account for 90% of each named executive officer’s annual incentive award, the Compensation Committee intended to take into account the individual performance of each named executive officer, weighted at an approximately 10% level, determined through a subjective performance evaluation (of the Chief Executive Officer by the Compensation Committee and of each other named executive officer by the Chief Executive Officer).
2014 Annual Incentive Program Evaluations and Payouts. For annual incentive program evaluation purposes, the Compensation Committee has historically deemed threshold performance to be achievement of approximately 80% of target metrics/goals, target performance to be achievement of approximately 100% of target metrics/goals and maximum performance to be achievement of approximately 120% of target metrics/goals for each of the corporate, finance, administrative/legal and personal performance metrics. For 2014, however, and similar to 2013, the Compensation Committee also relied on its subjective consideration and evaluation of actual Company financial and operational results compared to the pre‑established goals (plus the reasons for those results, and other important considerations, as further explained below) to determine the extent to which it deemed the named executive officers to have performed and earned their 2014 annual incentive awards, under the performance metrics categories described above.
More specifically, during its February 2015 meeting, the Compensation Committee assessed the Company’s 2014 performance relative to the pre‑established categories, metrics and goals and the individual performance of the named executive officers. In so doing, the Compensation Committee did not use a purely formulaic approach, including specifically determining precise achievement for each of the qualitative performance metrics and goals according to their respective weightings. Instead, the Compensation Committee reviewed the following levels of achievement, as determined and presented by the Company's management regarding the corporate, finance and administrative/legal metrics and goals on a holistic basis, and subjectively determined that the Company performance portion of Messrs. Bedford, Doolan and Johnson’s 2014 annual incentive awards had been earned at a 25% level as follows:

Corporate Metrics / Goals	Weighting Within Category	Actual Achievement
EBITDA vs. Target • $103.3 million	45%	0% - Goal not achieved
Health, Environment, Safety and Sustainability • TRIR of 1.24 • LTIR of 0.46 • Completion of HES audits • Progress on sustainability efforts	10%	10% - Goals achieved • TRIR was 0.66 • LTIR was 0.25 • HES Audits completed • Draft sustainability report prepared
SG&A vs. Budget • $80.9 million	5%	5% - Goal achieved • SG&A was $74.5 million
Liquidity Stabilization Efforts • Equitization of existing debt • Additional funding sources for capital projects and operating expenses	15%	Goal not achieved but additional financing source was identified and completed and a small equitization of existing unsecured debt was completed
Strategic Priorities • Primary focus on the optimization of the Mountain Pass operation	25%	Goal not achieved but process improvements were accomplished and there was a 37% year-over-year production volume increase at Mountain Pass
Range of Corporate Achievement		15 - 25% (1)

Finance Metrics / Goals	Weighting Within Category	Actual Achievement
On Time Monthly Report	40%	30% - Small deviation in scheduled delivery dates
SG&A vs. Budget • $36.6 million	5%	5% - Goal achieved • SG&A was $33 million
Liquidity Stabilization Efforts • Equitization of existing debt • Additional funding sources for capital projects and operating expenses	15%	Goal not achieved but additional financing source was identified and completed. A small equitization of existing unsecured debt was also completed
SAP Implementation • Implementation of a consolidation tool in SAP	30%	10% - goal not achieved but Toronto office was added to SAP and a number of optimization efforts were completed at Mountain Pass
Cash Flow Forecasting Model • Development of new cash flow forecasting model	10%	5% - New cash flow forecasting model in place - some refinement necessary
Range of Finance Achievement		50 - 60% (1)

Administrative/Legal Metrics / Goals	Weighting Within Category	Actual Achievement
Generally including maintenance of corporate and financial books and records, timely completion of regulatory and securities filings and support to liquidity stabilization efforts	100%
95% - Specifically in the legal department, work to advance and/or resolve various litigation matters as well as support in the completion of a financing was achieved with 50% fewer internal legal resources than were available in the prior year (1)

(1) In addition to the achievement versus goals described above, during its February 2015 meeting, the Compensation Committee also took into account the following factors when making its subjective determination to reward corporate‑ level performance at a 25% level, finance-level performance at a 60% level and administrative/legal category performance at a 95% level:

•	the negative impact that continued low commodity prices during 2014 and other factors outside the control of either the Company or its named executive officers had on the Company’s financial results;

•	its desire to recognize the named executive officers personally for their work during 2014 even though it failed to significantly boost the Company’s bottom line in 2014; and

•
the appropriateness and long‑term value in recognizing and rewarding the named executive officers for their 2014 work to encourage the Company’s named executive officers to continue to work for success in 2015 and future years.

In terms of the individual performance evaluations, the Compensation Committee subjectively determined to fund this portion of the annual incentive award for Mr. Bedford at an amount greater than the full 10% level based on its subjective review and evaluation of his individual performance during 2014 (no one particular factor carried material weight in this evaluation but the Committee specifically considered his leadership of the organization during a challenging year for the Company, his development of the Company’s Executive Committee and the improvement in the quality of Company information being made available to all levels of the organization). In addition, based on input provided by Mr. Bedford to the Compensation Committee regarding the other named executive officers, the Compensation Committee subjectively determined to fund the annual incentive awards for Messrs. Doolan and Johnson at a marginal amount greater than the full 10% level for their personal portion of the 2014 annual incentive awards, again with no one particular factor carrying material weight in the evaluation.
During its February 2015 meeting, the Compensation Committee subjectively determined that, based on its consideration of Company achievement versus the metrics and goals described above, the overall aggregate level of achievement for these metrics and goals and the individual performance aspects of the 2014 annual incentive award, as described above was: 40% for Mr. Bedford (attributed 22.5% to achievement under the corporate metrics and 17.5% to his individual performance achievement); 40% for Mr. Doolan (attributed 17.5% to achievement under the corporate metrics, 12.0% to achievement under the finance metrics and 10.5% to his individual performance achievement); and 47.5% for Mr. Johnson (attributed 17.5% to achievement under the corporate metrics, 19.0% to achievement under the administrative/legal metrics and 11% to his individual performance achievement). In particular, the Compensation Committee considered Mr. Bedford’s final 2014 annual incentive award payout to be consistent under internal pay equity considerations with that determined for Mr. Doolan. Therefore, based on the Compensation Committee’s assessment of the achievement of the 2014 annual incentive program award metrics and goals, the incentive amounts earned by each named executive officer for 2014 were paid during the first quarter of 2015 as follows:

Participating Named Executive Officer	Aggregate Metric Achievement	Final Incentive Award
Mr. Bedford	40%	$240,000
Mr. Doolan	40%	$100,003
Mr. Johnson	47.5%	$111,150
Final award amounts for Messrs. Bedford and Doolan were paid in Canadian dollars (CAD$265,316 and CAD$110,500, respectively).
2014 Equity Awards
During the beginning of 2014, the Company maintained the 2010 Plan, which is an omnibus equity plan under which the Company has historically granted equity awards to its executives, including the named executive officers (after the 2014 annual meeting, the Company maintains the A&R 2010 Plan). The Company operated the 2010 Plan to promote ownership of the Company’s common stock among its executives, which ownership aligns the Company’s executives’ financial interests with the long‑term investment interests of the Company’s stockholders and encourages the executives to have a long‑term view of the Company’s success. The Board delegated administrative authority regarding the 2010 Plan to the Compensation Committee.
2014 Long‑Term Incentive Program Equity Awards. On February 24, 2014, the Compensation Committee approved 2014 long-term incentive program (or LTIP) awards (with a grant date of March 5, 2014) for the named executive officers, which awards were initially denominated in dollars as a percentage of their 2014 annualized base salaries. For each of Messrs. Bedford, Doolan and Johnson, generally about 48% of the value of his 2014 LTIP award opportunity was granted in the form of time‑based RSUs and about 52% in value was granted in the form of PBRSUs. All 2014 LTIP awards granted to the named executive officers were issued under and pursuant to the terms and conditions of the 2010 Plan.

Named Executive Officer	Award Target (in dollars and as a percentage of 2014 annualized base salary)	Number of RSUs	Number of PBRSUs
Mr. Bedford	$1,320,000 / 220%	124,528	132,265
Mr. Doolan	$488,341 / 125%	46,070	48,932
Mr. Johnson	$487,500 / 125%	45,991	48,848
In determining each of the participating named executive officers’ specific 2014 aggregate LTIP award opportunities, the Compensation Committee decided to leave LTIP award targets as a percentage of base salary generally unchanged from 2013 levels, except that Mr. Bedford's target percentage increased from 125% to 220% under the terms of his employment agreement, as negotiated at arm's length with the Company, due to his promotion to the position of President and Chief Executive Officer.
The RSUs granted to the named executive officers are generally subject to a three‑year time‑based vesting period. The number of RSUs awarded to each named executive officer was determined based on dividing his target RSU value by the average closing sale price for the Company's common stock for a 15-day period ended on March 5, 2014 (or Average Closing Price). The Average Closing Price for the grant date of March 5, 2014 was $5.30. This valuation methodology was implemented to moderate the potential impact of changes in the Company's common stock price leading up to the date of the grant for these 2014 LTIP awards. In general, each named executive officer is required to remain in the Company’s continuous employ until the applicable vesting dates for his RSUs to vest on the vesting date, unless his employment terminates without cause, by reason of retirement, death or disability or in connection with a change of control of the Company.
The PBRSUs granted to the named executive officers are generally subject to vesting after the completion of a three‑year performance period (January 1, 2014 through December 31, 2016) and will be earned based on our total shareholder return (or TSR) relative to two separate groups of companies. The payout opportunities for the participating named executive officers’ PBRSU awards (subject to mathematical straight‑line interpolation between levels) were 15% at the threshold (in other words, minimum) level, 100% at the target level, and 150% at the maximum level of performance.
The use of two groups to evaluate TSR performance with respect to the PBRSUs for 2014 is unchanged from the operation of PBRSUs granted in 2013 - we utilize both the SPDR S&P Metals and Mining ETF Index (or Metals Index) and the S&P Composite Specialty Chemicals Index (or Chemicals Index). Under the 2014 PBRSU program, performance relative to the Metals Index was weighted 30% in terms of final achievement and performance relative to the Chemicals Index was weighted 70% in terms of final achievement.
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
If the Company’s TSR for the performance period is negative, however, any earned PBRSUs will be capped at the target level. Performance achievement between the threshold, target and maximum performance levels will result in a straight‑line interpolation of PBRSU achievement. In addition, each participating named executive officer is generally required to remain in the Company’s continuous employ until the applicable vesting date for his PBRSUs to be earned, unless his employment terminates without cause, by reason of retirement, death or disability or in connection with a change of control of the Company.
No Payouts for 2012-2014 PBRSUs
Similar to the 2014 PBRSUs described above, in 2012, the Compensation Committee approved a PBRSU award to Mr. Johnson (Messrs. Bedford and Doolan did not participate in this award as they were not then serving as Company employees). This award was designed to vest upon completion of a three-year performance period running January 1, 2012 through December 31, 2014, subject to the achievement of RTSR results relative to the companies that constitute the Metals Index. If actual achievement of relative TSR fell below the performance threshold (25th percentile performance), however, then no shares were to be earned at the end of the performance period in settlement of the PBRSUs. In

February 2015, the Compensation Committee evaluated the Company’s RTSR results for these 2012 PBRSUs and determined that actual results were below the threshold 25th percentile performance level. As a result, Mr. Johnson did not receive a payout for these 2012 PBRSUs.
Limited Personal Benefits and Perquisites
The Company provided the named executive officers with limited personal benefits and perquisites during 2014 as part of their comprehensive compensation packages. These benefits were provided to help retain these officers. Messrs.  Bedford and Doolan receive the benefit of a minimal life insurance premium payment under the Company’s Canadian employee benefit plan and a contribution to a qualified Canadian retirement benefit plan. Mr. Johnson receives the benefit of a minimal life insurance premium payment under the Company's U.S. employee benefit plan and a contribution to a qualified U.S. retirement benefit plan. These payments and benefits are described in more detail below in the “All Other Compensation” column of the2014 Summary Compensation Table.
Employee Stock Purchase Plan
In 2012, the Company’s stockholders approved the ESPP pursuant to which the Company’s domestic employees were permitted to purchase common stock of the Company at a 15% discount through monthly payroll deductions. Although the first enrollment period began December 10, 2012, it was not available to residents of Canada until the third offering period under the ESPP, which commenced on December 1, 2013. During 2014, Messrs. Bedford and Doolan participated in the ESPP. However, participation in the ESPP was suspended on December 31, 2014 due to low participation rates and administrative costs of the ESPP.
Severance Pay Plan
On December 7, 2011, the Compensation Committee approved the Severance Pay Plan for Management Employees (or Severance Plan) pursuant to which employees salary grade 13 or higher (other than employees who are parties to employment, severance or other similar agreements with the Company) are entitled to receive certain severance payments in connection with certain terminations of employment. On March 7, 2013, the Company amended the Severance Plan to lower the minimum benefit for terminations covered under the Severance Plan to thirteen weeks of base salary and provide credit for service by a member of senior management at any entity the Company has acquired or will acquire. In the absence of an employment agreement, Messrs. Bedford, Doolan and Johnson would be entitled to receive severance payments pursuant to Severance Plan in connection with certain terminations of employment.
Health and Welfare Benefits
Each of the Company’s named executive officers was entitled to participate during 2014 in the Company’s employee benefit plans (including medical, dental and life insurance benefits) on the same basis as other employees.
Retirement Benefits
The Company has established a tax‑qualified defined contribution 401(k) plan for the Company’s U.S. employees that encourages and rewards long‑term service by providing market‑based benefits for retirement. One of the Company’s named executive officers, Mr. Johnson, was entitled to participate in the Company’s 401(k) plan and to receive Company safe harbor matching contributions on the same basis as other employees during 2014. Only Mr. Johnson is eligible to receive these non‑elective discretionary contributions, up to $10,400 per year. For more information on the Company’s 401(k) plan, please see “-Executive Compensation and Other Information-Retirement Plans” below. The named executive officers residing in Canada participate in a similar program known as a Canadian Group Retirement Savings Plan and the Company made contributions to this plan as described in the 2014 Summary Compensation Table below.
The Company’s nonqualified deferred compensation plan, the MICP, provided a tax‑efficient vehicle to accumulate retirement savings for the Company’s U.S. employees. During 2014, none of the named executive officers contributed to the MICP. No discretionary contributions were approved for the MICP for 2014. Further, the MICP was suspended at the end of 2014 because of low participation rates and the administrative costs of the MICP. For more information on the MICP, please see “-Executive Compensation and Other Information-Nonqualified Deferred Compensation” below.
Employment Agreements
During 2014, Molycorp Canada became a party to an employment agreement with Mr. Doolan and the Company became a party to a new employment agreement with Mr. Johnson. Molycorp Canada was already a party to an employment agreement with Mr. Bedford at the start of 2014, and this employment agreement was in effect during the entire year. For more information on these employment agreements, please see “-Executive Compensation and Other Information-Employment Agreements” below.

Tax and Accounting Considerations
The Board and the Compensation Committee are aware of the potential effects of Section 162(m) of the Code on the compensation paid to the Company’s executive officers. Section 162(m) generally disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the company’s Chief Executive Officer and the next three most highly compensated executive officers (specifically excluding the Chief Financial Officer) unless compensation is “qualified performance‑based compensation.” Prior to the Company’s initial public offering, the Board did not take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. The Compensation Committee may, where reasonably practicable and desired from time to time by the Committee, seek to qualify the variable compensation paid to the Company’s executive officers for an exemption from the deductibility limitations of Section 162(m). However, the Compensation Committee may also, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, including to attract, retain and/or motivate executive talent. Moreover, even if the Company intends to grant compensation that qualifies as “qualified performance-based compensation” for purposes of Section 162(m), the Company cannot guarantee that such compensation will so qualify or ultimately will be deductible.
Stock Ownership Guidelines
In an effort to align the compensation interests of the Company’s directors and executive officers with the long‑term investment interests of the Company’s stockholders, the Board adopted stock ownership guidelines for the Company’s directors and executive officers. Under the stock ownership guidelines, the Company’s directors and executive officers are required to hold the following values in the form of Company stock within five years of becoming a director or executive officer:

•	Directors-four times the value of their annual cash retainers;

•	President and Chief Executive Officer-six times his annual base salary; and

•	Chief Financial Officer and Executive Vice Presidents-three times their annual base salaries.
If an executive officer’s ownership requirement increases because of a change in title or if a new executive officer or director is added, the five‑year period to achieve the stock ownership requirement begins in January of the year following the year in which the officer’s title changed or the new officer or director began service. In addition, if a director’s employment or business affairs preclude him from participating in the Company’s equity awards or if he is prohibited from personally acquiring the Company’s stock, the guideline will not apply to that director. As of December 31, 2014, the five‑year phase‑in period was still in effect, so not all of the Company’s directors and executive officers were yet in compliance with these stock ownership guidelines. The Compensation Committee reviewed the stock ownership guidelines during 2014, but no changes were made.
Anti‑Hedging and Clawback Policies
In August 2013, the Company amended its insider trading policy to include an anti‑hedging policy and adopted a separate clawback policy. The insider trading policy now expressly bars ownership of financial instruments or participation in investment strategies that hedge the economic risk of owning the Company’s stock. The Company also prohibits officers and directors from pledging the Company’s securities as collateral for loans.
The Company’s clawback policy provides that the Company may recover incentive‑based compensation (either short‑term or long‑term) that was paid to certain officers of the Company, including the named executive officers, in the event that the Company is required to prepare an accounting restatement due to the Company’s material non‑compliance with any financial reporting requirement under the U.S. federal securities laws and the executive is determined to have willfully committed an act of fraud, dishonesty or recklessness in the performance of his duties that contributed to the non‑ compliance that resulted in the obligation to prepare a restatement. The recovery period under the Company’s clawback policy expires 36 months after the payment of incentive‑based compensation to the executive.

EXECUTIVE COMPENSATION AND OTHER INFORMATION
The following table sets forth compensation information for 2014, 2013 and 2012, as applicable, for the Company’s President and Chief Executive Officer, the Company’s Chief Financial Officer, and the Company’s General Counsel. Amounts reported for Messrs. Bedford and Doolan are converted from Canadian dollars using the 2014 average exchange rate of CAD$1.00:USD$0.90.
2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non‑Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Geoffrey R. Bedford..............................................	2014	600,263	—	1,277,661	—	240,105	12,124	2,130,153
President and Chief Executive Officer (1)	2013	397,085	—	1,113,640	—	123,507	12,520	1,646,752
	2012	219,853	2,141,409	—	—	—	12,880	2,374,142

Michael F. Doolan.................................................	2014	384,615	—	472,678	—	100,000	12,124	969,417
Executive Vice President and Chief Financial Officer	2013	403,536	—	1,136,997	—	66,991	12,520	1,620,044
	2012	233,594	2,084,508	—	—	—	13,264	2,331,366

Kevin W. Johnson..................................................	2014	390,000	—	471,867	—	111,150	10,698	983,715
Executive Vice President and General Counsel	2013	333,718	—	685,088	—	96,940	15,598	1,131,344

(1) Mr. Bedford was promoted from the position of Executive Vice President and Chief Operating Officer to President and Chief Executive Officer in December 2013. He also joined the Board of Directors of the Company in December 2013. He was the Company’s Executive Vice President of Rare Earths and Magnetics from June 2012 to March 2013.
(2) The amounts reported in this column for 2014 reflect the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, of stock awards granted during 2014, consisting of the value of the RSUs and PBRSUs granted on March 5, 2014 to Messrs. Bedford, Doolan and Johnson, which awards are further described in the 2014 Grants of Plan‑Based Awards Table below. PBRSU awards are reported for purposes of this column based on probable outcome of the applicable performance conditions. If the PBRSU awards were instead earned based on maximum performance, the value of such awards would be as follows: Mr. Bedford, $990,003; Mr. Doolan, $366,256; and Mr. Johnson, $365,627. The Company notes that these reported values may not reflect amounts actually earned by the named executive officers for their RSU and/or PBRSU awards. The Average Closing Price for the grant date of March 5, 2014 was $5.30. Assumptions used in the calculation of the amounts reported in this table are included in Note 18 to the financial statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2014.
(3) The amounts reported in this column for 2014 reflect cash amounts earned by the named executive officers under the 2014 annual incentive program in settlement of 2014 award opportunities. See “Compensation Discussion and Analysis-Analysis of 2014 Executive Compensation Program Decisions and Actions-2014 Annual Incentive Program Awards” for more information on the 2014 annual incentive program.
(4) The amounts reported in this column for 2014 consist of:
•for Mr. Bedford, contribution by the Company under the Canadian Group Retirement Savings Plan of $10,982 and a life insurance premium of $1,142;
•for Mr. Doolan, contribution by the Company under the Canadian Group Retirement Savings Plan of $10,982 and a life insurance premium of $1,142; and
•for Mr. Johnson, contribution by the Company under the Company’s 401(k) plan of $10,400 and a life insurance premium of $298.

2014 GRANTS OF PLAN‑BASED AWARDS TABLE
The following table sets forth information with respect to non‑equity and equity incentive plan awards and other plan‑based awards granted to the Company’s named executive officers during 2014.

		Date of Compensation	Estimated Possible Payouts Under Non‑Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Committee Approval	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(4)
Mr. Bedford	-(1)	—	—	600,263	1,200,526	—	—	—	—	—	—	—
	3/5/2014(2)	02/27/2014	—	—	—	—	—	—	124,528	—	—	617,659
	3/5/2014(3)	02/27/2014	—	—	—	19,840	132,265	198,398	—	—	—	660,002

Mr. Doolan	-(1)	—	—	250,000	500,000	—	—	—	—	—	—	—
	3/5/2014(2)	02/27/2014	—	—	—	—	—	—	46,070	—	—	228,507
	3/5/2014(3)	02/27/2014	—	—	—	7,340	48,932	73,398	—	—	—	244,171

Mr. Johnson	-(1)	—	—	234,000	468,000	—	—	—	—	—	—	—
	3/5/2014(2)	02/27/2014	—	—	—	—	—	—	45,991	—	—	228,115
	3/5/2014(3)	02/27/2014	—	—	—	7,327	48,848	73,272	—	—	—	243,752

(1)
The awards reported in this row reflect the named executive officer’s 2014 annual incentive program opportunities established in February 2014. Amounts for Messrs.  Bedford and Doolan are converted using the 2014 average rate of $1.00 CAN:$0.905 USD. For Messrs. Bedford, Doolan and Johnson, the target values are equal to 100%, 65% and 60%, respectively, of their actual base salary rate for 2014, and the threshold and maximum values are equal to 50% and 200%, respectively, of the target value for each officer. The amounts actually earned by these named executive officers for 2014 for this award are included in the “Non‑Equity Incentive Plan Compensation” column of the 2014 Summary Compensation Table above. See “Compensation Discussion and Analysis-Analysis of 2014 Executive Compensation Program Decisions and Actions-2014 Annual Incentive Program Awards” above for additional information about the 2014 annual incentive program.

(2)
The awards reported in these rows reflect the RSU grants under the 2010 Plan made to Messrs. Bedford, Doolan and Johnson in March 2014. See “Compensation Discussion and Analysis-Analysis of 2014 Executive Compensation Program Decisions and Actions-2014 Equity Awards” above for additional information about this equity award.

(3)
The awards reported in these rows reflect the threshold, target and maximum award opportunities for PBRSUs covering the January 1, 2014 through December 31, 2016 performance period granted under the 2010 Plan to Messrs. Bedford, Doolan and Johnson in March 2014. See “Compensation Discussion and Analysis-Analysis of 2014 Executive Compensation Program Decisions and Actions-2014 Equity Awards” for additional information about this equity award.

(4)	Amounts disclosed in this column for equity awards are computed in accordance with FASB ASC Topic 718.
Employment Agreements
During 2014, the Company entered into an employment agreement with Mr. Johnson. Molycorp Canada was party to an employment agreement with Mr. Bedford and entered into an employment agreement with Mr. Doolan. These agreements are described below.

Employment Agreement with Mr. Bedford. On December 2, 2013, Molycorp Canada entered into an employment agreement with Mr. Bedford (which is referred to as the Bedford Agreement), which sets forth the terms of his compensation as President and Chief Executive Officer of the Company. The initial term of the Bedford Agreement commenced on December 2, 2013 and expires on March 31, 2017. The Bedford Agreement will then continue to renew for additional one-year terms (or Additional One‑Year Terms) unless either party delivers a written notice of an intent not to renew the Bedford Agreement at least ninety days before the beginning of the end of the initial term or each Additional One‑Year Term. However, in the event of a change of control (as defined in the Bedford Agreement), the term will be extended for a period of 24 months from the date of such change of control.
The Bedford Agreement provides for an initial base salary of $600,000 (to be paid in Canadian dollars), which may be increased during the term at the discretion of the Company. Mr. Bedford is also entitled to participate in any long‑term or short‑term cash bonus programs that the Company adopts or maintains for the Company’s senior executives and will be assigned a target bonus in respect of the short‑term cash bonus program of no less than 100% of his base salary, with the payment conditions for such bonus to be established by the Board of Directors. In addition, he is eligible to participate in the Company’s long‑term incentive program at a target level of not less than 220% of his base salary, with the payment conditions for such awards to be established by the Board of Directors. Mr. Bedford is also entitled to participate in the health, welfare and retirement benefit programs provided to the Company’s senior executives.
For a period of one year after Mr. Bedford’s employment terminates for any reason, he will not directly or indirectly engage in any business that competes with the Company or its affiliates. In addition, Mr. Bedford is prohibited during the same time period from soliciting, influencing or inducing any employee of the Company or its affiliates to leave his employment or disrupting the relationship between the Company and any of its consultants, agents, representatives or vendors.
If the Bedford Agreement is terminated by Molycorp Canada without Cause or by Mr. Bedford for Good Reason (as such initially capitalized terms are defined below), subject to a release requirement, Mr. Bedford will be entitled to severance payments and other benefits, which include the following:

•
Continued payment of his base salary in installments for one year plus one additional month for every full year of service with Molycorp Canada, the Company, and Neo Material Technologies Inc. since July 1999, not to exceed 24 months (or Severance Period);

•	A lump sum cash payment consisting of one times his target annual bonus opportunity for the year of termination;

•	Pro‑rata portions of each time‑based equity award and each performance‑based equity award that is outstanding as of the termination date; and

•	Continued coverage under the medical and dental plans of Molycorp Canada for the Severance Period.
If Mr. Bedford’s employment is terminated without Cause or by Mr. Bedford for Good Reason within two years following a change of control, (as defined in the Bedford Agreement), he will receive the payments and other benefits set forth above, except that the lump sum cash payment will equal two times his target annual bonus opportunity for the year of termination, the terms of the outstanding equity awards will continue to govern, and health and dental coverage will continue for two years after the termination of employment. If Mr. Bedford’s employment is terminated without Cause after the term of the Bedford Agreement is not renewed by Molycorp Canada, then Mr. Bedford will generally be entitled to receive severance benefits as set forth in the Company’s severance plan as in effect at the time Mr. Bedford signed his employment agreement in addition to pro-rata vesting of each time-based equity award and each performance-based equity award that is outstanding as of the termination date.
Under the Bedford Agreement, “Cause” is defined generally as: (1) willful misconduct or malfeasance relative to Mr. Bedford’s duties, or the Company or Molycorp Canada’s business; (2) conviction of Mr. Bedford of a crime that results in a sentence of imprisonment or involves theft, embezzlement, dishonesty or breach of securities or financial laws or regulations; or (3) activities by Mr. Bedford (other than those required by law or Company policy) that are materially injurious to the Company or its affiliates or their reputation. Under the Bedford Agreement, “Good Reason” is defined generally as: (1) any materially adverse change in Mr. Bedford’s title or any material diminution in his authority, duties, or responsibilities, unless otherwise agreed to in writing by Mr. Bedford; (2) a relocation of Mr. Bedford’s principal office in Toronto, Canada to a location that is more than 50 miles from its location as of December 2, 2013, unless otherwise agreed to by Mr. Bedford; or (3) any material decrease in the amount of Mr. Bedford’s salary or short-term cash bonus opportunities, unless otherwise agreed to in writing by Mr. Bedford.
Employment Agreement with Mr. Doolan. On June 27, 2014, Molycorp Canada entered into an employment agreement with Mr. Doolan (which is referred to as the Doolan Agreement), which sets forth the terms of his compensation as Executive Vice President and Chief Financial Officer of the Company. The initial term of the Doolan Agreement commenced on June 27, 2014 and expires on June 30, 2016. The Doolan Agreement will then continue to renew for additional one-year terms (or Additional One-Year Terms) unless either party delivers a written notice of an intent not to renew the Doolan Agreement at least ninety days before the beginning of the end of the initial term or each Additional One-Year Term. However, in the event of a change of control (as defined in the Doolan Agreement), the term will be extended for a period of 24 months from the date of such change of control.
The Doolan Agreement provides for an initial base salary of $384,615 (to be paid in the Canadian dollar equivalent of $425,000), which may be increased during the term at the discretion of the Company. Mr. Doolan is also entitled to participate in any long‑term or short‑term cash bonus programs that the Company adopts or maintains for the Company’s senior executives and will be assigned a target bonus in respect of the short‑term cash bonus program of no less than 65% of his base salary, with the payment conditions for such bonus to be established by the Board of Directors. In addition, he is eligible to participate in the Company’s long‑term incentive program at a target level of not less than 125% of his base salary, with the payment conditions for such awards to be established by the Board of Directors. Mr. Doolan is also entitled to participate in the health, welfare and retirement benefit programs provided to the Company’s senior executives.
For a period of one year after Mr. Doolan’s employment terminates for any reason, he will not directly or indirectly engage in any business that competes with the Company or its affiliates. In addition, Mr. Doolan is prohibited during the same time period from soliciting, influencing or inducing any employee of the Company or its affiliates to leave his employment or disrupting the relationship between the Company and any of its consultants, agents, representatives or vendors.
If the Doolan Agreement is terminated by Molycorp Canada without Cause or by Mr. Doolan for Good Reason (as such initially capitalized terms are defined below), subject to a release requirement, Mr. Doolan will be entitled to severance payments and other benefits, which include the following:

•
Continued payment of his base salary in installments for one year plus one additional month for every full year of service with Molycorp Canada, the Company, and Neo Material Technologies Inc. since August 2005, not to exceed 24 months (or Severance Period);

•	A lump sum cash payment consisting of one times his target annual bonus opportunity for the year of termination;

•	Pro‑rata portions of each time‑based equity award and each performance‑based equity award that is outstanding as of the termination date; and

•	Continued coverage under the medical and dental plans of Molycorp Canada for the Severance Period.
If Mr. Doolan’s employment is terminated without Cause or by Mr. Doolan for Good Reason within two years following a change of control, (as defined in the Doolan Agreement), he will receive the payments and other benefits set forth above, except that the lump sum cash payment will equal two times his target annual bonus opportunity for the year of termination, the terms of the outstanding equity awards will continue to govern, and health and dental coverage will continue for two years after the termination of employment. If Mr. Doolan’s employment is terminated without Cause after the term of the Doolan Agreement is not renewed by Molycorp Canada, then Mr. Doolan will generally be entitled to receive severance benefits as set forth in the Company’s severance plan as in effect at the time Mr. Doolan signed his employment agreement in addition to pro-rata vesting of each time-based equity award and each performance-based equity award that is outstanding as of the termination date.
Under the Doolan Agreement, “Cause” is defined generally as: (1) willful misconduct or malfeasance relative to Mr. Doolan’s duties, or the Company or Molycorp Canada’s business; (2) conviction of Mr. Doolan of a crime that results in a sentence of imprisonment or involves theft, embezzlement, dishonesty or breach of securities or financial laws or regulations; or (3) activities by Mr. Doolan (other than those required by law or Company policy) that are materially injurious to the Company or its affiliates or their reputation. Under the Doolan Agreement, “Good Reason” is defined generally as: (1) any materially adverse change in Mr. Doolan’s title or any material diminution in his authority, duties, or responsibilities, unless otherwise agreed to in writing by Mr. Doolan; (2) a relocation of Mr. Doolan’s principal office in Toronto, Canada to a location that is more than 50 miles from its location as of June 27, 2014, unless otherwise agreed to by Mr. Doolan; or (3) any material decrease in the amount of Mr. Doolan’s salary or short-term cash bonus opportunities, unless otherwise agreed to in writing by Mr. Doolan.
Employment Agreement with Mr. Johnson. On June 27, 2014, the Company entered into an amended and restated employment agreement with Mr. Johnson (which is referred to as the Johnson Agreement), which sets forth the terms of his compensation as Executive Vice President and General Counsel of the Company. The initial term of the Johnson Agreement commenced on June 27, 2014 and expires on June 30, 2016. The Johnson Agreement will then continue to renew for additional one-year terms (or Additional One-Year Terms) unless either party delivers a written notice of an intent not to renew the Johnson Agreement at least ninety days before the beginning of the end of the initial term or each Additional One-Year Term. However, in the event of a change of control (as defined in the Johnson Agreement), the term will be extended for a period of 24 months from the date of such change of control.

The Johnson Agreement provides for an initial base salary of $390,000 which may be increased during the term at the discretion of the Company. Mr. Johnson is also entitled to participate in any long‑term or short‑term cash bonus programs that the Company adopts or maintains for the Company’s senior executives and will be assigned a target bonus in respect of the short-term cash bonus program of no less than 60% of his base salary, with the payment conditions for such bonus to be established by the Board of Directors. In addition, he is eligible to participate in the Company’s long‑term incentive program at a target level of not less than 125% of his base salary, with the payment conditions for such awards to be established by the Board of Directors. Mr. Johnson is also entitled to participate in the health, welfare and retirement benefit programs provided to the Company’s senior executives.
For a period of one year after Mr. Johnson’s employment terminates for any reason, he will not directly or indirectly engage in any business that competes with the Company or its affiliates. In addition, Mr. Johnson is prohibited during the same time period from soliciting, influencing or inducing any employee of the Company or its affiliates to leave his employment or disrupting the relationship between the Company and any of its consultants, agents, representatives or vendors.
If the Johnson Agreement is terminated by the Company without Cause or by Mr. Johnson for Good Reason (as such initially capitalized terms are defined below), subject to a release requirement, Mr. Johnson will be entitled to severance payments and other benefits, which include the following:

•	Continued payment of his base salary in installments for one year plus one additional month for every full year of service with the Company since July 2011, not to exceed 24 months;

•	A lump sum cash payment consisting of one times his target annual bonus opportunity for the year of termination;

•	Pro‑rata portions of each time‑based equity award and each performance‑based equity award that is outstanding as of the termination date; and

•	Continued coverage under the medical plans of the Company for up to 18 months.
If Mr. Johnson’s employment is terminated without Cause or by Mr. Johnson for Good Reason within two years following a change of control (as defined in the Johnson Agreement), he will receive the payments and other benefits set forth above, except that the lump sum cash payment will equal two times his target annual bonus opportunity for the year of termination, the terms of the outstanding equity awards will continue to govern, and medical benefits will continue for up to 18 months after the termination of employment. If Mr. Johnson’s employment is terminated without Cause after the term of the Johnson Agreement is not renewed by the Company, then Mr. Johnson will generally be entitled to receive severance benefits as set forth in the Company’s severance plan as in effect at the time Mr. Johnson signed his employment agreement in addition to pro-rata vesting of each time-based equity award and each performance-based equity award that is outstanding as of the termination date.
Under the Johnson Agreement, “Cause” is defined generally as: (1) willful misconduct or malfeasance relative to Mr. Johnson’s duties, or the Company’s; (2) conviction of Mr. Johnson of a crime that results in a sentence of imprisonment or involves theft, embezzlement, dishonesty or breach of securities or financial laws or regulations; or (3) activities by Mr. Johnson (other than those required by law or Company policy) that are materially injurious to the Company or its affiliates or their reputation. Under the Johnson Agreement, “Good Reason” is defined generally as: (1) any materially adverse change in Mr. Johnson’s title or any material diminution in his authority, duties, or responsibilities, unless otherwise agreed to in writing by Mr. Johnson; (2) a relocation of Mr. Johnson’s principal office in Greenwood Village, Colorado to a location that is more than 50 miles from its location as of June 27, 2014, unless otherwise agreed to by Mr. Johnson; or (3) any material decrease in the amount of Mr. Johnson’s salary or short-term cash bonus opportunities, unless otherwise agreed to in writing by Mr. Johnson.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR‑END TABLE
The following table provides information about outstanding equity awards for each of the Company’s named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Mr. Bedford.................................................	5/13/2013	—	—	—	—	49,367	43,443	—	—
	5/13/2013	—	—	—	—	—	—	8,511	7,490
	5/13/2013	—	—	—	—	38,465	33,849	—	—
	5/13/2013	—	—	—	—	—	—	2,211	1,946
	3/5/2014	—	—	—	—	124,528	109,585	—	—
	3/5/2014	—	—	—	—	—	—	19,840	17,459

Mr. Doolan..................................................	5/13/2013	—	—	—	—	49,367	43,443	—	—
	5/13/2013	—	—	—	—	—	—	8,511	7,490
	5/13/2013	—	—	—	—	40,869	35,965	—	—
	5/13/2013	—	—	—	—	—	—	2,349	2,067
	3/5/2014	—	—	—	—	46,070	40,542	—	—
	3/5/2014	—	—	—	—	—	—	7,340	6,459

Mr. Johnson.................................................	2/28/2012	—	—	—	—	2,586	2,276	—	—
	5/13/2013	—	—	—	—	45,709	40,224	—	—
	5/13/2013	—	—	—	—	—	—	7,881	6,935
	3/5/2014	—	—	—	—	45,991	40,472	—	—
	3/5/2014	—	—	—	—	—	—	7,327	6,448

(1)	These amounts were calculated based on $0.88 per share, which was the closing price of the Company’s common stock on December 31, 2014.

(2)
These RSUs will vest in full on the third anniversary of the grant date, subject generally to continued employment by the recipient during the three‑year period following the grant date, and also subject to certain exceptions described in the award agreement for the RSUs.

(3)
These PBRSUs, reported at threshold levels, will vest between 0% and 150% of the target PBRSUs upon the completion of a three‑year performance period, subject generally to the achievement of specified relative performance and continued employment by the recipient during the performance period, and also subject to certain exceptions described in the award agreement for the PBRSUs.

2014 OPTION EXERCISES AND STOCK VESTED TABLE

Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mr. Bedford........................................................................	—	—
Mr. Doolan.........................................................................	—	—
Mr. Johnson........................................................................	835	2,146

(1)	Computed by multiplying the number of restricted shares vesting by the closing price of a share of the Company’s common stock on the applicable date of vesting.
Retirement Plans
The Company’s U.S.-based named executive officer is eligible to participate in the Company’s tax‑qualified Molycorp Minerals, LLC 401(k) Plan on the same basis as other U.S.-based employees under the plan. Each year, the Company make a safe-harbor matching contribution to each participants account in an amount equal to 100% of each participant's contribution during the plan year up to 3% of a participant’s eligible compensation, plus 50% of the participant’s contribution during the plan year between 3% and 5% of a participant's eligible compensation. The Company may also make two additional types of contributions to each participant’s account. First, the Company may make non‑elective discretionary contributions where the Company contributes to a participant’s account an amount equal to 4% of the participant’s eligible compensation. Second, the Company may make discretionary profit‑sharing contributions where the Company may contribute to a participant’s account an amount equal to a percentage of the participant’s eligible compensation that the Company determines each year up to 4% of the participant’s eligible compensation. For 2014, the Company made safe‑harbor matching contributions, but did not make any non-elective discretionary or discretionary profit-sharing contributions to the retirement plan.
Our Canadian‑based named executive officers are eligible to participate in the Canadian Group Retirement Savings Plan where the Company makes a matching contribution to their accounts equal to 100% of their contribution, limited to 5.0% of their eligible compensation. The 2014 Summary Compensation Table above reflects the actual dollar amounts contributed to the Company’s retirement plans on each named executive officer’s behalf in the “All Other Compensation” column.
Nonqualified Deferred Compensation
The following table reflects the amounts credited under the Company’s MICP on behalf of the Company’s named executive officer who resides in the U.S. The Company does not maintain any other nonqualified deferred compensation plan.
2014 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings/ (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Mr. Bedford(1)....................................................................	—	—	—	—	—
Mr. Doolan(1).....................................................................	—	—	—	—	—
Mr. Johnson.........................................................................	—	—	414	—	6,092

(1)	Messrs. Bedford and Doolan, as residents of Canada, do not qualify to participate in the MICP.

(2)	None of the amount reported in this column has previously been reported in prior years’ Summary Compensation Tables.
On April 1, 2009, the Company established the MICP, which is a nonqualified deferred compensation plan for the purpose of providing deferred compensation benefits for a select group of management or highly compensated U.S. employees. Under the MICP, a participant may defer his base salary and any bonus, commission or other extraordinary compensation that is supplemental to the participant’s base salary and is dependent upon achievement of individual or Company performance goals. Participants may also defer the receipt of any shares subject to RSUs granted under the 2010 Plan. In addition, if a participant elects to defer any of the cash portion of the bonus he or she earns under the annual incentive program, he or she may convert a percentage of that cash portion into RSUs (the Converted RSUs), which are credited to his account under the plan. If a participant converts any of his cash bonus into RSUs, then the Company will credit his or her account with Matching RSUs at an amount equal to 25% of the number of Converted RSUs. Converted RSUs are immediately vested. However, any Matching RSUs credited to a participant’s account will vest on the third anniversary of the date of grant of the Matching RSUs, so long as the participant remains in the Company’s continuous employ or retires prior to the vesting date.
Under the MICP, the Company establishes for each participant a cash account to which the Company credits any cash deferrals the participant elects, as well as any fractional balance of Converted RSUs or Matching RSUs that are converted into cash, an RSU account to which the Company credits any deferrals elected with respect to RSUs, an RSU account to which the Company credits any deferrals elected with respect to Converted RSUs, and a matching RSU account to which the Company credits any Matching RSUs credited to the participant. Participants may elect to have their cash accounts paid in a lump‑sum or over a fixed schedule. Participants may also elect to have their accounts paid on a specified future date, upon their separation from service or upon the earlier of the two. Accounts are automatically paid out, or begin paying out, upon the participant’s death or disability, or upon a change of control of the Company. In May 2011, the MICP was amended to allow participants to make a mid‑year deferral election with respect to performance‑based awards granted to the participant in accordance with the provisions of Internal Revenue Code Section 409A. The MICP was subsequently amended in anticipation of the acquisition of Neo Materials to reflect this acquisition.
From time to time, the Compensation Committee may make discretionary contributions to a participant’s MICP account, which is used to reward the participant for achievement of superior operating performance. Participants are always fully vested in any discretionary contribution credited to his account. The Company intends for the MICP to constitute an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended. As mentioned above, no discretionary contributions were made to the MICP in 2014.
During 2014, only Mr. Johnson was eligible to participate in the deferral programs mentioned above, but no deferrals or discretionary contributions were made.
Effective December 31, 2014, participation in the MICP was suspended.
Potential Payments upon Termination or Change of Control
The Company has entered into certain agreements and the Company maintains certain plans or programs that will require the Company to provide compensation and other benefits to the named executive officers in the event of such executive’s termination of employment under certain circumstances or a change of control of the Company occurring during the executive’s term of employment.
The following table sets forth the amounts payable to each named executive officer, if such executive’s employment had terminated under different scenarios, and/or a change of control of the Company had occurred, on December 31, 2014.
The Company maintains a Severance Pay Plan for Management Employees, which plan covers the Company’s named executive officers if and when they are no longer parties to employment agreements with the Company. The plan was amended on March 7, 2013 to reduce the minimum benefit for terminations of employment covered under the plan and provide credit for service at any entity that the Company has acquired or will acquire in the future. Under the amended version of the Severance Pay Plan, if the Company terminates the named executive’s employment without cause or if the executive terminates his employment for good reason, and such termination does not occur within the twenty‑four month period following a change of control of the Company, the cash severance is in an amount equal to the greater of (1) two times the executive’s weekly base pay times the executive’s years of service and (2) thirteen times the executive’s weekly base pay (capped at fifty‑two times the executive’s weekly base pay). Under the Severance Pay Plan, if the Company terminates the named executive officer's employment without cause or if the named executive officer terminates his employment for good reason, and such termination occurs within the twenty‑four month period following a change of control of the Company, the cash severance is in an enhanced amount equal to the greater of (1) two times the executive’s weekly base pay times the executive’s years of service and (2) thirty‑nine times the executive’s weekly base pay (capped at fifty‑two times the executive’s weekly base pay).
For specific information on the post-termination or change of control payments and benefits to be provided to the named executive officers under the terms of their employment agreements in effect as of December 31, 2014, see “Executive Compensation and Other Information-Employment Agreements” above.
The table below does not include certain payments or benefits that do not discriminate in favor of the Company’s named executive officers and that generally would be available to any salaried employee of the Company or its operating subsidiaries upon termination of employment, or upon a change of control of the Company. Except as otherwise expressly indicated, the amounts set forth in the following table do not represent the actual sums a named executive officer would receive if his employment were terminated or there were a change of control of the Company. Rather, the amounts below generally represent only estimates, based upon assumptions described in the footnotes to the table, of certain payments and benefits that the named executive officers who were employed by the Company or any of its subsidiaries on December 31, 2014 would have been entitled to receive had any of the identified events occurred on such date. Moreover, for all of the named executive officers, the amounts set forth in the table necessarily are based upon the benefit plans and agreements that were in effect as of December 31, 2014. Payments which the Company may make in the future upon an employee’s termination of employment or upon a change of control of the Company will be based upon benefit plans and agreements in effect at that time, and the terms of any such future plans and agreements may be materially different than the terms of the Company’s benefit plans and agreements as of December 31, 2014.
Potential Payments Upon Termination of Employment and/or a Change of Control Table

Name	Benefits and Payments	Voluntary Termination	Retirement	Without Cause or Good Reason Termination (1)	Without Cause or Good Reason Termination (Change of Control) (2)	For Cause Termination	Termination due to Death or Disability	Change of Control (3)
Mr. Bedford..............................................	Cash Severance (4)	0	0	1,800,000	2,400,000	0	0	0
	Unvested RSUs (5)	0	0	72,363	186,877	0	186,877	186,877
	Unvested PBRSUs (6)	0	0	80,733	179,296	0	80,733	179,296
	Continued Health Benefits(7)	0	0	10,356	10,356	0	0	0
	TOTAL:	$0	$0	$1,963,453	$2,776,530	$0	$267,610	$366,173

Mr. Doolan...............................................	Cash Severance (8)	0	0	858.974	$1,108,974	0	0	0
	Unvested RSUs (5)	0	0	54,475	119,949	0	119,949	119,949
	Unvested PBRSUs (6)	0	0	56,829	106,774	0	56,829	106,774
	Continued Health Benefits (7)	0	0	8,199	8,199	0	0	0
	TOTAL:	$0	$0	$978,477	$1,343,896	$0	$176,779	$226,723

Mr. Johnson.............................................	Cash Severance (9)	$0	$0	721,500	955,500	0	0	0
	Unvested RSUs (5)	$0	$0	35,246	82,972	0	82,972	82,972
	Unvested PBRSUs (6)	$0	$0	45,152	89,221	0	45,152	89,221
	Continued Health Benefits (7)	$0	$0	18,442	18,442	0	0	0
	TOTAL:	$0	$0	$820,339	$1,146,134	$0	$128,123	$172,192

(1)
The amounts in this column are based on the assumption that, on December 31, 2014, the executive was terminated by the Company without cause or the executive terminated his employment with the Company for good reason, and such termination did not occur within the 24-month period following a change of control of the Company. In addition, these amounts assume all accrued base salary, benefits and vacation, including then unused accrued vacation, have been paid.

(2)
The amounts in this column with respect to cash severance are based on the assumption that, on December 31, 2014, the executive was terminated by the Company without cause or the executive terminated his employment with the Company for good reason and such termination occurred during the 24-month period following a change of control. The amounts in this column with respect to RSUs and PBRSUs are based on the assumption that, on December 31, 2014, a change of control of the Company occurred, the RSUs were assumed in connection with the change of control, and that the executive’s employment was terminated without cause or that the executive terminated his employment for good reason within two years after the change of control. In addition, these amounts assume all accrued base salary, benefits and vacation, including then unused accrued vacation, have been paid and that none of the outstanding RSU or PBRSU awards are assumed, continued or replaced in connection with the change of control, so such awards were accelerated at the time of the change of control.

(3)
The amounts in this column are based on the assumption that a change of control of the Company occurred on December 31, 2014, that the RSUs and PBRSUs were not assumed in connection with the change of control, and that the executive’s employment continued after such date. These amounts are also included in the column to which footnote two applies and should not be double‑counted in that regard.

(4)
Reported amounts were calculated pursuant to the terms of Mr. Bedford’s employment agreement in effect on December 31, 2014. Under the Bedford Agreement, if Molycorp Canada terminates his employment without cause or if the executive terminates his employment for good reason, and such termination does not occur within the 24-month period following a change of control of the Company, the cash severance is in an amount equal one times his base salary in effect on December 31, 2014 plus one additional month for every full year of service with the Company, Molycorp Canada and Neo Material Technologies Inc. (up to a total of two years of base salary-for Mr. Bedford, this amount is two years) and one times his target incentive amount under the 2014 annual incentive program. Under the Bedford Agreement, if Molycorp Canada terminates Mr. Bedford’s employment without cause or if he terminates his employment for good reason, and such termination occurs within the 24-month period following a change of control of the Company, the cash severance is in an enhanced amount equal to one times his base salary in effect on December 31, 2014 plus one additional month for every full year of service with the Company, Molycorp Canada and Neo Material Technologies Inc. (up to a total of two years of base salary-for Mr. Bedford, this amount is two years) and two times his target incentive amount under the 2014 annual incentive program.

(5)
Reported amounts consist of the value of the nonforfeitability of unvested time‑based RSUs, based on the Company’s closing stock price on December 31, 2014 of $0.88 per share, assuming such awards are not assumed, continued or replaced in connection with a change of control

(6)
Reported amounts consist of the value of the nonforfeitability of unvested PBRSUs (assuming target performance for the performance period), based on the Company’s closing stock price on December 31, 2014 of $0.88 per share. Payouts for termination without cause or termination due to death or disability assume a pro‑rata payout at target based on the portion of the performance period during which the officer was employed (and the execution of a release of claims for retirement or termination without cause). Payouts for scenarios involving a change of control assume full payout for the PBRSUs at target and that the PBRSUs are not assumed, continued or replaced in connection with a change of control.

(7)	These amounts reflect up to two years of continued health and welfare benefits as provided for in the employment agreements for Messrs. Bedford, Doolan and Johnson.

(8)
Reported amounts were calculated pursuant to the terms of Mr. Doolan’s employment agreement in effect on December 31, 2014. Under the Doolan Agreement, if Molycorp Canada terminates his employment without cause or if the executive terminates his employment for good reason, and such termination does not occur within the 24-month period following a change of control of the Company, the cash severance is in an amount equal one times his base salary in effect on December 31, 2014 plus one additional month for every full year of service with the Company, Molycorp Canada and Neo Material Technologies Inc. (up to a total of two years of base salary-for Mr. Doolan, this amount is one year and seven months) and one times his target incentive amount under the 2014 annual incentive program. Under the Doolan Agreement, if Molycorp Canada terminates Mr. Doolan’s employment without cause or if he terminates his employment for good reason, and such termination occurs within the 24-month period following a change of control of the Company, the cash severance is in an enhanced amount equal to one times his base salary in effect on December 31, 2014 plus one additional month for every full year of service with the Company, Molycorp Canada and Neo Material Technologies Inc. (up to a total of two years of base salary-for Mr. Doolan, this amount is one year and seven months) and two times his target incentive amount under the 2014 annual incentive program.

(9)
Reported amounts were calculated pursuant to the terms of Mr. Johnson’s employment agreement in effect on December 31, 2014. Under the Johnson Agreement, if the Company terminates his employment without cause or if the executive terminates his employment for good reason, and such termination does not occur within the 24-month period following a change of control of the Company, the cash severance is in an amount equal one times his base salary in effect on December 31, 2014 plus one additional month for every full year of service with the Company (up to a total of two years of base salary-for Mr. Johnson, this amount is one year and three months) and one times his target incentive amount under the 2014 annual incentive program. Under the Johnson Agreement, if the Company terminates Mr. Doolan’s employment without cause or if he terminates his employment for good reason, and such termination occurs within the 24-month period following a change of control of the Company, the cash severance is in an enhanced amount equal to one times his base salary in effect on December 31, 2014 plus one additional month for every full year of service with the Company (up to a total of two years of base salary-for Mr. Johnson, this amount is one year and three months) and two times his target incentive amount under the 2014 annual incentive program.

2014 Director Compensation
The following table sets forth information with respect to the compensation paid by the Company to each of the Company’s non‑employee directors (in other words, excluding Mr. Bedford) during 2014:
2014 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Russell D. Ball	42,000	75,719	117,719
Brian T. Dolan	79,000	65,226	144,226
John Graell Moore	42,038	65,226	107,264
Charles R. Henry	77,000	65,226	142,226
James J. Jackson	57,750	65,226	122,976
Constantine E. Karayannopoulos	370,000	65,226	435,226
Mark S. Kristoff	—	76,780	76,780
Alec Machiels	—	—	—
Michael Schwarzkopf	42,038	65,226	107,264

(1)	The following portions of the fees listed in this column for the following directors were deferred into RSUs under the NEDDCP: Mr. Ball, $42,000; and Mr. Kristoff, $46,242.

(2)
The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of stock awards granted during 2014, which grants consisted of, with respect to the applicable director, the following amounts:

•	Mr. Ball: $65,226 in value for 25,479 RSUs granted on June 25, 2014 and $10,493 in value for 5,578 Matching RSUs (as described below) acquired in connection with his deferral of director fees;

•	Mr. Kristoff: $65,226 in value for 25,479 RSUs granted on June 25, 2014 and $11,554 in value for 3,739 Matching RSUs acquired in connection with his deferral of director fees;

•	Mr. Schwarzkopf: $69,994 in value for 10,144 RSUs granted on August 12, 2013; and

•	Each of Messrs. Dolan, Graell, Henry, Jackson, Karayannopoulos and Schwarzkopf: $65,226 in value for 25,479 RSUs granted on June 25, 2014.
The non‑employee directors had the following unvested stock awards outstanding as of December 31, 2014: Mr. Ball-49,049 RSUs; Mr. Jackson-25,479 RSUs; Mr. Karayannopoulos-38,612 RSUs; Mr. Kristoff-49,335 RSUs; Mr. Schwarzkopf-35,623 RSUs; and Messrs. Dolan, Henry and Graell-40,922 RSUs each.
In 2014, all non‑employee directors were eligible to receive an annual cash retainer in the amount of $70,000 and an annual equity award of time‑based RSUs with a value equal to $70,000. The time‑based RSUs will generally vest in full on the third anniversary of the grant date, subject to certain exceptions described in the award agreement for the RSUs. In addition, the additional annual cash retainers to be provided to the Board Chairman and Committee Chairmen are listed below:

Additional Cash Retainer
Chairman of the Board.............................................................................................................	$75,000 (1)
Audit and Ethics Committee Chairman...................................................................................	$14,000
Compensation Committee Chairman.......................................................................................	$9,000
Health, Environment, Safety and Sustainability Committee Chairman..................................	$7,000
Nominating and Corporate Governance Committee Chairman..............................................	$7,000

(1) In April 2014, the Compensation Committee determined that: (a) for a transition period beginning on January 1, 2014, and ending on June 30, 2015 (or Transition Period), it was in the best interests of the Company to have a Board Chair - Mr. Karayannopoulos - that was more actively involved in the business and affairs of the Company in order to assist the newly appointed President and Chief Executive Officer assume his responsibilities and; (b) it was appropriate to increase the additional annual cash retainer in respect of the current Board Chair during the Transition Period for his increased participation in the business and affairs of the Company. An additional annual cash retainer was approved for the current Board Chair of $300,000 for the 2014 calendar year and $150,000 for the period ending June 30, 2015 (or collectively, the Transition Period Cash Retainer), to be paid quarterly in accordance with current Company practice;
With effect from August 7, 2014, Messrs. Graell, Kristoff and Schwarzkopf elected to have no director fees, either in the form of cash or equity, be paid to them until further notice. No director fees, either in the form of cash or equity, have been paid to Mr. Machiels since he joined the Board.
On January 13, 2011, the Board, upon recommendation by the Compensation Committee, adopted the NEDDCP, which is a nonqualified deferred compensation plan for the purpose of providing deferred compensation benefits to U.S. members of the Board who are not the Company’s employees. Under the NEDDCP, a participant may defer his annual fees and the receipt of any shares subject to RSUs granted under the 2010 Plan. In addition, if a participant elects to defer any of the cash portion of his annual fees, he may convert a percentage of those fees into RSUs, the Converted RSUs, which are credited to his account under the plan. If a participant converts any of his annual fees into RSUs, then the Company will credit his account with Matching RSUs at an amount equal to 25% of the number of Converted RSUs the participant received. Converted RSUs are immediately vested. However, any Matching RSUs credited to a participant’s account will vest on the third anniversary of the date of grant of the Matching RSUs, so long as the participant provides continuous service to the Company or retires prior to the vesting date.
Under the NEDDCP, the Company establishes for each U.S. participant a cash account to which the Company credits any cash deferrals the participant elects, an RSU account to which the Company credits any deferrals elected with respect to RSUs, an RSU account to which the Company credits any deferrals elected with respect to Converted RSUs, and a matching RSU account to which the Company credits any Matching RSUs credited to the participant. Participants may elect to have their cash accounts paid in a lump‑sum or over a fixed schedule. Participants may also elect to have their accounts paid on a specified future date, upon their separation from service or upon the earlier of the two. Accounts are automatically paid out, or begin paying out, upon the participant’s death or disability, or upon a change of control of the Company.
Effective December 31, 2014, participation in the NEDDCP was suspended.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section above and, based on this review, has recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10‑K for the fiscal year ended December 31, 2014 filed with the SEC.
COMPENSATION COMMITTEE
Brian T. Dolan, Chairman
Mark S. Kristoff
Dr. Michael Schwarzkopf

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,404,683	$48.87(1)	12,708,002(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,404,683	$48.87(1)	12,708,002(2)

(1)	Does not take into account restricted stock units, or RSUs, or performance‑based RSUs, as those awards do not have an exercise price.

(2)
Reflects 12,549,572 shares available for issuance under the 2010 Equity and Performance Incentive Plan, including for awards other than stock options or stock appreciation rights, such as restricted stock, RSUs, performance shares, performance units or other stock-based awards (performance-based RSUs are reported at target for purposes of this table). Also reflects 158,430 shares available for issuance under Molycorp, Inc. 2012 Employee Stock Purchase Plan. The number of shares reported in this column assumes performance‑based RSU awards will be settled at target levels, which may overstate actual expected dilution caused by those awards when actually settled.

BENEFICIAL OWNERSHIP OF THE COMPANY’S COMMON STOCK
Set forth in the following table is the beneficial ownership of the Company’s common stock as of April 30, 2015 (except as otherwise indicated) held by (i) the Company’s directors, principal executive officer, principal financial officer, and other most highly compensated executive officer during 2014, (ii) all of the Company’s executive officers and directors as a group and (iii) each person who is known to the Company to be the beneficial owner of more than five percent of the Company’s common stock. Beneficial ownership has been determined for this purpose in accordance with Rules 13d‑3 and 13d‑5 under the Exchange Act. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with SEC reporting requirements. For purposes of calculating the percentage of shares of common stock beneficially owned, there were 277,979,529 shares of the Company’s common stock outstanding as of April 30, 2015. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

	Number of Shares	Percent of Class
Non‑Officer Directors
Russell D. Ball(1)	47,912	0.02%
Brian T. Dolan(2)	37,399	0.01%
John Graell	60,000	0.02%
Charles R. Henry(1)(3)	187,908	0.07%
James J. Jackson	7,462	0.00%
Constantine E. Karayannopoulos(2)(3)(4)	219,272	0.08%
Mark S. Kristoff(1)	553,948	0.20%
Alec Machiels	—	—
Dr. Michael Schwarzkopf	—	—
Named Executive Officers
Geoffrey R. Bedford(2)(3)(4)	145,473	0.05%
Michael F. Doolan(2)(3)(4)	67,464	0.02%
Kevin W. Johnson	2,567	0.00%
All directors and executive officers as a group (including the named executive officers) (12 persons)	5,021,472	0.48%
Beneficial Owners of More than 5% of Common Stock
Molibdenos y Metales S.A.(5)	49,478,478	17.80%

*	Less than 1% of common stock.

(1)
Includes the following shares of the Company’s common stock issuable upon the exercise of RSUs, each of which represents the right to receive one share of the Company’s common stock, that are fully vested and are payable after the person’s separation from service as a director or employee of the Company, as applicable: Mr. Ball-33,412 shares; Mr. Henry-122 shares; and Mr. Kristoff-35,360 shares.

(2)
Includes the following shares of the Company’s common stock issuable upon the conversion of the Company’s 6.00% Convertible Senior Notes due 2017 that are convertible at any time prior to the close of business on the second scheduled trading day immediately preceding September 1, 2017 at an initial conversion rate of 83.3333 shares of common stock per $1,000 principal amount of notes: Mr. Dolan-20,833 shares; Mr. Bedford-12,500 shares; Mr. Doolan-16,666 shares; and Mr. Karayannopoulos-8,333 shares.

(3)
Includes the following shares of the Company’s common stock issuable upon the conversion of the 5.50% Convertible Senior Notes due 2018 that are convertible at any time prior to the close of business on the second scheduled trading day immediately preceding February 1, 2018 at an initial conversion rate of 138.8889 shares of common stock per $1,000 principal amount of notes: Mr. Henry-50,693 shares; Mr. Bedford-13,888 shares; Mr. Doolan-13,888 shares; and Mr. Karayannopoulos-13,888 shares.

(4)	Includes the following shares of the Company’s common stock issuable upon the exchange of the securities of MCP Exchangeco Inc., a British Columbian subsidiary of the Company. The securities of MCP

Exchangeco, Inc. have no expiration date; however, the MCP Exchangeco, Inc. securities are subject to the right of the Company and MCP Callco, Inc., a British Columbian subsidiary of the Company, to (i) call such shares upon an anticipated liquidation, dissolution or winding up of MCP Exchangeco, Inc., or upon certain changes in law, and (ii) redeem such shares on or after the six‑ year anniversary of their issuance upon the occurrence of certain enumerated events. Mr. Bedford-12,498 shares; Mr. Doolan-11,910 shares; and Mr. Karayannopoulos-18,190 shares (including 3,866 shares held by Mr. Karayannopoulos’s wife).

(5)
As reported on Schedule 13D/A filed by Molibdenos Y Metales S.A. on March 10, 2014, includes $20,000,000 principal amount of 5.50% Convertible Senior Notes due 2018, which notes are convertible into 2,777,778 shares of the Company’s common stock. The address of Molibdenos y Metales S.A. is Camino Nos a Los Morros 66, San Bernardo, Santiago, Chile.

LEGAL PROCEEDINGS
In February 2012, a purported class action lawsuit was filed in the Colorado Federal District Court against us and certain of our current and former executive officers alleging violations of the federal securities laws. A Consolidated Class Action Complaint filed on July 31, 2012 also named most of our Board members and some of our stockholders as defendants, along with other persons and entities. On March 31, 2015, the Colorado Federal District Court granted our motion to dismiss that Complaint without prejudice. The plaintiffs have until May 29, 2015 to amend their Complaint. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
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
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also named us and certain of our current and former executive officers. On March 12, 2015, the Federal Court for the Southern District of New York issued an order dismissing the lawsuit with prejudice. On April 1, 2015, the plaintiffs filed a motion for reconsideration of certain portions of the dismissal order. Our response to the reconsideration motion is due May 13, 2015. We believe that this lawsuit is without merit, and we intend to continue to vigorously defend ourselves against these claims.
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
DIRECTOR INDEPENDENCE
The Board reviews the independence of each director annually. In determining the independence of the Company’s directors, the Board considered Section 303A of the listing standards of the New York Stock Exchange, or the NYSE, and broadly considered the materiality of each director’s relationship with the Company. In making its determination, the Board also considered that the Company provides recycling services to Plansee, Holding AG, or Plansee, a privately held Austrian company that is wholly‑owned by an Austrian trust, of which Dr. Schwarzkopf and other members of his family are beneficiaries, and determined that there was no impairment of Dr. Schwarzkopf’s independence. Based upon the foregoing criteria, the Board has determined that the following directors are independent: Russell D. Ball, Brian T. Dolan, John Graell, Charles R. Henry, James J. Jackson, Constantine E. Karayannopoulos, Mark S. Kristoff, Alec Machiels and Dr. Michael Schwarzkopf.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Fees Paid to Independent Registered Public Accounting Firm
The fees billed by the Company’s independent registered public accounting firms KPMG LLP (“KPMG”) for the year ended December 31, 2014, and PricewaterhouseCoopers LLP (“PwC U.S.”) for the year ended December 31, 2013 and PricewaterhouseCoopers LLP (Canada) (“PwC Canada”) for the three month period ending March 31, 2014 are as follows (in thousands):

Fiscal Year Ended December 31
	2014		2013
	KPMG	PWC Canada	PWC U.S.
Audit Fees	$2,518 (1)	$256 (5)	$4,338 (6)
Audit-Related Fees	108 (2)	—	324 (7)
Tax Fees	653 (3)	—	-- (8)
All Other Fees	81 (4)	—	5 (9)
Total Accounting Fees and Services	$3,360	$256	$4,667

(1)
Audit Fees for 2014 were for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2014, and the reviews of the interim financial statements included in the Company's Forms 10-Q for the periods ended June 30, 2014 and September 30, 2014, as well as for services provided in connection with statutory and regulatory filings for the year ended December 31, 2014.

(2)	Audit-Related Fees for 2014 related to professional services and advice providing observations on internal control over financial reporting.

(3)	Tax fees represent professional services rendered in connection with tax compliance and tax advisory services related to general tax advisory and transfer pricing services.

(4)	All other fees represent services provided in connection with advice and observations relating to information systems.

(5)	Audit Fees for 2014 were for professional services rendered for the review of the interim financial statements included in the Company’s Form 10‑Q for the period ended March 31, 2014.

(6)
Audit Fees for 2013 were for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2013, and the reviews of the interim financial statements included in the Company’s Forms 10‑Q filed during the fiscal years ended December 31, 2013, as well as for services provided in connection with statutory and regulatory filings or engagements and comfort letters in connection with capital raisings by the Company for the 2013 fiscal year.

(7)
Audit‑Related Fees for 2013 were for professional services rendered in connection with an attestation engagement in support of a proposed funding transaction and a non monetary contribution to a subsidiary pursuant to local statutory requirements.

(8)	No professional services were rendered for tax compliance, tax advice or tax planning in 2013.

(9)	All Other Fees for 2013 were for fees paid to access a PwC U.S. accounting database and other research materials.
Except as set forth above and approved by the Audit and Ethics Committee pursuant to the Company’s pre-approval policies and procedures, no assurance or related services, tax compliance, tax advice or tax planning services were performed by KPMG or PwC Canada for the Company during the last fiscal year.

Pre‑Approval Policies and Procedures
Under the Company’s pre‑approval policies and procedures, only audit, audit‑related services and limited tax and accounting services will be performed by the Company’s principal independent registered public accounting firm. All audit, audit‑related, tax and other accounting services to be performed for the Company must be pre‑approved by the Company’s Audit and Ethics Committee. In furtherance of this policy, for 2014, the Audit and Ethics Committee authorized the Company to engage KPMG LLP for specific audit, audit‑related and tax services up to specified fee levels. Pre‑approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee must report any decisions to the full committee at its next scheduled meeting. The Company receives a report on pre‑approval policies and procedures, if any to report, from the Audit and Ethics Committee at each general meeting of the Board.
The Audit and Ethics Committee considered whether KPMG LLP providing the Company with non‑audit services was compatible with maintaining KPMG LLP’s independence and has received from KPMG LLP the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board concerning independence.

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

Signature	Title	Date
/s/ Geoffrey R. Bedfordd Geoffrey R. Bedford	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 30, 2015
/s/ Michael F. Doolan Michael F. Doolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2015
* Russell D. Ball	Director	April 30, 2015
* Brian T. Dolan	Director	April 30, 2015
* John Graell	Director	April 30, 2015
* Charles R. Henry	Director	April 30, 2015
* James J. Jackson	Director	April 30, 2015
* Constantine E. Karayannopoulos	Chairman of the Board	April 30, 2015
* Mark S. Kristoff	Director	April 30, 2015
* Alec Machiels	Director	April 30, 2015
* Dr. Michael Schwarzkopf	Director	April 30, 2015

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

21.1
List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

23.1
Consent of PricewaterhouseCoopers LLP. (incorporated by reference to Exhibit 23.1 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

23.2
Consent of SRK Consulting (U.S.), Inc. (incorporated by reference to Exhibit 23.2 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

23.3		Consent of KPMG LLP. (incorporated by reference to Exhibit 23.3 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).
24.1		Power of Attorney. (incorporated by reference to Exhibit 24.1 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

95.1
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. (incorporated by reference to Exhibit 95.1 to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

101.INS
XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Molycorp Inc.'s Annual Report on Form 10-K (File No. 001-34827) filed with the Securities and Exchange Commission on March 16, 2015).

_______________________________________________________________________________
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b).