Form 10-Q
period 2015-03-31
Molycorp, Inc.
filed 2015-05-07
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2015, the registrant had 277,979,529 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLYCORP, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$133,599	$211,685
Trade accounts receivable, net	47,697	44,575
Inventory (Note 4)	180,810	169,323
Prepaid expenses and other current assets	36,013	29,332
Total current assets	398,119	454,915
Non-current assets:
Deposits	31,213	31,078
Property, plant and equipment, net (Note 5)	1,691,051	1,707,970
Inventory (Note 4)	24,724	25,127
Intangible assets, net	211,726	215,871
Investments	7,793	8,801
Goodwill	102,808	102,808
Other non-current assets	27,350	29,416
Total non-current assets	2,096,665	2,121,071
Total assets	$2,494,784	$2,575,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,102	$40,842
Accrued expenses	30,718	33,666
Interest payable	28,184	18,300
Debt and capital lease obligations (Note 6)	13,953	12,560
Other current liabilities	5,691	4,686
Total current liabilities	113,648	110,054
Non-current liabilities:
Asset retirement obligation	17,876	17,799
Deferred tax liabilities	63,731	63,802
Debt and capital lease obligations (Note 6)	1,570,801	1,559,781
Other non-current liabilities	20,140	20,247
Total non-current liabilities	1,672,548	1,661,629
Total liabilities	$1,786,196	$1,771,683
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized at March 31, 2015 and December 31, 2014	278	260
Additional paid-in capital	2,247,199	2,245,478
Accumulated other comprehensive income (loss)	1,466	(3,323)
Accumulated deficit	(1,547,742)	(1,445,408)
Total Molycorp stockholders’ equity	701,201	797,007
Noncontrolling interests	7,387	7,296
Total stockholders’ equity	708,588	804,303
Total liabilities and stockholders’ equity	$2,494,784	$2,575,986

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues	$106,424	$118,526
Costs of sales:
Costs excluding depreciation and amortization	(105,874)	(125,473)
Depreciation and amortization	(25,280)	(16,147)
Gross loss	(24,730)	(23,094)
Operating expenses:
Selling, general and administrative	(21,457)	(17,956)
Depreciation, amortization and accretion	(5,573)	(7,201)
Research and development	(3,141)	(2,766)
Operating loss	(54,901)	(51,017)

Other income	2,123	474
Interest expense	(46,300)	(35,639)
Loss before income taxes and equity earnings	(99,078)	(86,182)
Income tax (expense) benefit	(2,968)	1,907
Equity in loss of affiliates	(224)	(1,723)
Net loss	(102,270)	(85,998)
Net income attributable to noncontrolling interests	(64)	(63)
Net loss attributable to Molycorp stockholders	$(102,334)	$(86,061)

Net loss	$(102,270)	$(85,998)
Other comprehensive (loss) income:
Foreign currency translation adjustments	4,789	(852)
Comprehensive loss	$(97,481)	$(86,850)
Comprehensive loss attributable to:
Molycorp stockholders	(97,545)	(86,913)
Noncontrolling interest	64	63
	$(97,481)	$(86,850)
Loss per share of common stock (Note 9):
Net loss attributable to Molycorp stockholders	$(102,334)	$(86,061)
Dividends on Convertible Preferred Stock	—	(2,846)
Loss attributable to common stockholders	$(102,334)	$(88,907)

Weighted average common shares outstanding—basic	245,808,011	221,374,589
Basic loss per share:	$(0.42)	$(0.40)

Weighted average common shares outstanding—diluted	245,808,011	221,374,589
Diluted loss per share:	$(0.42)	$(0.40)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$
Balance at December 31, 2014	259,831,422	$260	$2,245,478	$(3,323)	$(1,445,408)	$797,007	$7,296	$804,303
Stock-based compensation	73,672	—	1,777	—	—	1,777	—	1,777
Conversion of Exchangeable Shares	123	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	2,924	—	1	—	—	1	—	1
Warrants exercise (Note 8)	18,071,175	18	(18)	—	—	—	—	—
Net (loss) income	—	—	—	—	(102,334)	(102,334)	64	(102,270)
Distribution to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive loss	—	—	—	4,789	—	4,789	—	4,789
Other	—	—	(39)	—	—	(39)	67	28
Balance at March 31, 2015	277,979,316	$278	$2,247,199	$1,466	$(1,547,742)	$701,201	$7,387	$708,588

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2013	240,380,094	$241	2,070,000	$2	$2,194,405	$(6,451)	$(840,474)	$1,347,723	$29,339	$1,377,062
Stock-based compensation	177,491	—	—	—	103	—	—	103	—	103
Conversion of Series A Mandatory Convertible Preferred Stock	4,140,000	4	(2,070,000)	(2)	(2)	—	—	—	—	—
Conversion of Exchangeable Shares	392	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	1,281	—	—	—	7	—	—	7	—	7
Net (loss) income	—	—	—	—	—	—	(86,061)	(86,061)	63	(85,998)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(435)	(435)
Other comprehensive loss	—	—	—	—	—	(852)	—	(852)	—	(852)
Other	—	—	—	—	(263)	—	—	(263)	19	(244)
Balance at March 31, 2014	244,699,258	$245	—	$—	$2,191,404	$(7,303)	$(926,535)	$1,257,811	$28,986	$1,286,797

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(102,270)	$(85,998)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	30,853	23,348
Deferred income tax (benefit) expense	231	(6,097)
Inventory write-downs	28,868	17,371
Stock-based compensation	1,503	822
Equity in results of affiliates	224	1,723
PIK interest	3,106	—
Other operating adjustments	3,963	831
Net change in operating assets and liabilities (Note 13)	(39,363)	2,215
Net cash used in operating activities	(72,885)	(45,785)
Cash flows from investing activities:
Capital expenditures	(6,333)	(29,752)
Other investing activities	947	493
Net cash used in investing activities	(5,386)	(29,259)
Cash flows from financing activities:
Repayments of debt	979	(489)
Payments of preferred dividends	—	(2,846)
Dividend paid to noncontrolling interests	(40)	(435)
Other financing activities	(781)	1,323
Net cash used in financing activities	158	(2,447)
Effect of exchange rate changes on cash	27	(776)
Net change in cash and cash equivalents	(78,086)	(78,267)
Cash and cash equivalents at beginning of the period	211,685	314,317
Cash and cash equivalents at end of period	$133,599	$236,050

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

(1)	Going Concern
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
As of March 31, 2015, the total principal balance of our outstanding debt is approximately $1.7 billion, including approximately $206.5 million of our 3.25% Convertible Notes that matures on June 15, 2016. Based on our current cash forecast, we may not have sufficient funds available to repay those convertible notes at maturity, in part because the delayed draw proceeds under the 2014 Financings (defined below) would not be available in the event we do not achieve certain earnings and production targets specified in the 2014 Financings. Additionally, the agreements governing the 2014 Financings contain springing maturity obligations if we do not repay, or provide for the repayment of, certain of our 3.25% Convertible Notes by April 2016. Certain of our debt obligations contain covenants that are subject to interpretation. Although we do not believe we are in breach of any such covenants as at March 31, 2015, if a creditor under any such debt obligations decides to declare a breach of any such covenant, then such creditor could exercise its rights under the applicable debt obligations, which will trigger cross-defaults in other debt obligations. Such actions by creditors could require repayment of our debt before maturity, and we cannot assure you that we will be able to meet such repayment obligations. See more information on our convertible notes and other debt obligations at Note 6.
In addition, on December 30, 2014, we received notice that we are not in compliance with the continued listing standards of the New York Stock Exchange ("NYSE") because the current trading price for our common stock is below the minimum listing requirements. We are taking actions to meet the compliance standards for continued listing on the NYSE, and are seeking approval from our stockholders for a reverse stock split as an alternative means of regaining compliance with the minimum share price requirement. However, we cannot guarantee that we will be able to meet the necessary requirements for continued listing, and, therefore, we cannot guarantee that our common stock will remain listed for trading on the NYSE. If we fail to meet the necessary requirements for our common stock to remain listed on the NYSE or other similar markets, then we will be obligated to offer to repurchase all of our outstanding convertible notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. Our failure to make such an offer or repurchase any tendered convertible notes will result in an event of default under the indentures governing our convertible notes. Any such event of default will trigger a cross-default on our other debt obligations, including the 2014 Financings. Our inability to cure any such defaults, including the prepayment of our debt obligations, would have a material adverse effect on our financial position and results of operations.
Capital expenditures for our Mountain Pass facility have decreased significantly and are expected to total approximately $35 million for the remainder of 2015 and $20 million in 2016. Additionally, we expect to spend approximately $17 million for the remainder of 2015 and $20 million in 2016 on maintenance and expansion capital expenditures across all other operating segments. Our annual cash interest payments on all debt (excluding capital leases), including unused commitment fees, currently total approximately $124 million. This amount excludes other associated fees and expenses that may become payable by us under our credit agreements. The amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to operate and maintain our Mountain Pass facility and our other operations within our current estimates, (iii) our ability to ramp-up run rates at our Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Mountain Pass facility, (iv) stable or improved market conditions, (v) our ability to sell our production of rare earths to external customers and our downstream facilities (including our ability to sell our Cerium through market acceptance of SorbX® or otherwise), (vi) our ability to repatriate cash generated from our global operations, and (vii) the absence of payments on current and future contingent liabilities.
Our cash balances of $133.6 million as of March 31, 2015 represent our primary source of liquidity to fund our capital expenditures, debt service and net operating cash requirements. As part of our plan to achieve positive cash flows from operations, we have implemented initiatives to reduce our operating and administrative costs and we will continue to pursue other cost efficiencies. Despite these efforts, due to, as discussed above, the continuing softness in the prices for our products, inconsistent or depressed demand for certain of our products and the delayed ramp-up of operations at our Mountain Pass facility, we will need additional financing in 2015 to meet our business plan and our obligations as they come due.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree") pursuant to which Oaktree agreed to provide

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

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
In December 2014, our Board of Directors approved the engagement of an independent investment bank and advisory firm to advise us in pursuing various financing alternatives to secure a more sustainable capital structure. While we are evaluating a number of alternatives, we will seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock. In addition, we may seek to reduce our cash interest cost and/or extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms. Although we have been successful in raising funds to date, there can be no assurance that adequate or sufficient funding will be available in the future, or available under terms acceptable to us.
These circumstances indicate the existence of a material uncertainty that casts substantial doubt as to our ability to meet our business plan and our obligations as they come due and, accordingly, the appropriateness of the use of the accounting principles applicable to a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis that assumes we will be able to continue to realize our assets and discharge our liabilities in the normal course of business, and do not reflect the adjustments to the carrying amount of assets and liabilities that would be necessary if we were unable to obtain adequate financing or restructure our debt. If we are unable to execute our business plan and restructure our debt, we may not be able to continue as a going concern.

(2)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and Regulation S-X promulgated under the Exchange Act, and reflect all adjustments that are normal and recurring in nature, which, in the opinion of management, are necessary for the fair presentation of our financial position, results of operations and cash flows at March 31, 2015, and for all periods presented. While the December 31, 2014 balance sheet information was derived from our audited financial statements, for interim periods, GAAP and Regulation S-X do not require all information and related disclosures that are required in the annual financial statements and, as a result, all disclosures required by GAAP and Regulation S-X for annual financial statements have not been included in this report. Therefore, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated on consolidation. Investments in joint ventures where we do not exert control, but have the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for under the equity method. All other investments are accounted for at cost. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

lives and recoverability of long-lived assets such as property, plant and equipment, intangible assets, goodwill and investments, capital leases, uncertain tax positions, the realizability of deferred tax assets, and the adequacy of the asset retirement obligation.

Significant Accounting Policies

A summary of our significant accounting policies can be found in Item 8, Note 3 of the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Prior to January 1, 2015, the functional currency of certain entities within our Magnetic Materials and Alloys segment was the U.S. dollar. We changed the functional currency of these entities to the Chinese Renminbi effective January 1, 2015 following a significant shift from U.S. dollar to Chinese Renminbi denominated sales that occurred as a result of the patent expiration relating to the sales of Neo Powders™. The change in functional currency was applied prospectively from January 1, 2015. The accounting basis of the assets and liabilities affected by the change in functional currency were adjusted to reflect the exchange rate on the date of the change in functional currency. As a result of this change, we recorded a $4.5 million cumulative translation gain in other comprehensive loss on January 1, 2015.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs. The standard does not affect the recognition and measurement of debt issuance costs. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). For public entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis.

We intend to adopt ASU 2015-03 in our financial statements for the annual period beginning on January 1, 2016. As of March 31, 2015, our other non-current assets included deferred charges related to debt issuance costs of approximately $15.1 million. The retrospective adoption of this new standard will have the effect of presenting the deferred charges balance as of December 31, 2016 and 2015 as a contra liability to our debt and capital lease obligations, rather than a non-current asset. The adoption of this new standard will have no impact to our statements of operations and comprehensive income or loss in all periods presented.

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

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
The Resources segment includes our operations at the Mountain Pass facility, where we perform rare earth minerals extraction to produce LREC; separated rare earth oxides, including Lanthanum, Cerium, and Neodymium-Praseodymium; heavy rare earth concentrates, which include Samarium, Europium, Gadolinium, Terbium, Dysprosium, and others; and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX®.
The Chemicals and Oxides segment includes the following productions: rare earths from our Molycorp Silmet AS, or Molycorp Silmet, facility in Sillamäe, Estonia; separated heavy rare earth oxides and other custom engineered materials from our majority-owned Jiangyin Jia Hua Advanced Material Resources Co., Ltd. , or Molycorp Jiangyin, facility in Jiangyin, Jiangsu Province, China; and rare earths, salts of REEs, zirconium-based engineered materials, and mixed rare earth/zirconium oxides from our majority-owned Zibo Jia Hua Advanced Material Resources Co., Ltd., or Molycorp Zibo, facility in Zibo, Shandong Province, China. At our Chemicals and Oxides segment, we develop and sell rare-earth based oxides for all the major emission catalysts manufacturers. Several factors are driving an increasing demand for emission catalysts, including the following: the accelerating shift of vehicle production to the BRIC countries (Brazil, India, Russia and China); the continuous development of new emission catalytic solutions; and an overall tightening of environmental regulations around the world. Other applications that utilize rare earths and zirconium-based materials we produce at our Chemicals and Oxides segment include computers, television display panels, optical lenses, mobile phones, electronic chips, and many others.
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Three months ended March 31, 2015	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$2,514	$37,288	$50,508	$16,114		$—	$106,424
Inter-segment	8,315	5,508	1,616	15		(15,454)	—
Total revenues	$10,829	$42,796	$52,124	$16,129		$(15,454)	$106,424
OIBDA	$(34,848)	$5,737	$12,247	$1,594
Depreciation, amortization and accretion	(21,954)	(2,283)	(4,156)	(2,405)
Operating (loss) income	$(56,802)	$3,454	$8,091	$(811)	$(12,079)	$3,246	$(54,901)
Other expense							2,123
Interest expense							(46,300)
Loss before income taxes and equity earnings							$(99,078)

Three months ended March 31, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$3,111	$40,271	$54,720	$20,424		$—	$118,526
Inter-segment	12,453	6,285	1,218	—		(19,956)	—
Total revenues	$15,564	$46,556	$55,938	$20,424		$(19,956)	$118,526
OIBDA	$(36,445)	$3,299	$13,676	$(70)
Depreciation, amortization and accretion	(13,091)	(3,872)	(4,237)	(2,093)
Operating (loss) income	$(49,536)	$(573)	$9,439	$(2,163)	$(7,109)	$(1,075)	$(51,017)
Other expense							474
Interest expense							(35,639)
Loss before income taxes and equity earnings							$(86,182)

a.	Includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense.

b.	Consists of inter-segment sales and gross profits eliminations as well as eliminations of lower of cost or market adjustments related to inter-segment inventory.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

(4)	Inventory
At March 31, 2015 and December 31, 2014, our inventory consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Current:
Raw materials	$54,648	$47,796
Work in process	26,205	24,901
Finished goods	71,312	67,795
Materials and supplies	28,645	28,831
Total current	$180,810	$169,323
Long-term:
Raw materials	$24,724	$25,127
Total long-term	$24,724	$25,127

The following table presents charges to costs of sales related to our assessment of normal production levels and write-downs of inventory:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Abnormal production costs expensed in the period (a)	$28,501	$24,985
Write-down to the lower of cost or market (b)	28,868	16,161
Write-downs of stockpile inventory (c)	—	1,210
Total	$57,369	$42,356

(a)
Relates to production costs that would have been inventoriable had we been operating at normal production levels. In all periods presented, the majority of these production costs related to the Resources segment.

(b)	Due to the decline in some rare earths prices and low inventory turnover.

(c)	Adjustments of the estimated REO content in the stockpile at the Resources segment.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

(5)	Property, Plant and Equipment, net
We capitalized expenditures of $3.5 million and $12.3 million for the three months ended March 31, 2015 and 2014, respectively. The majority of these capital expenditures related to capital projects performed at our Mountain Pass facility (Resources segment). At March 31, 2015 and December 31, 2014, our property, plant and equipment consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Land	$13,507	$13,121
Land improvements	305,119	305,119
Buildings and improvements	815,756	811,418
Plant and equipment	707,579	623,453
Vehicles	3,056	2,884
Computer software	12,507	12,268
Furniture and fixtures	1,040	1,039
Construction in progress (a)	16,129	80,699
Natural gas delivery facility under capital lease	15,658	15,658
Mining equipment under capital lease	10,982	10,982
Mineral properties	24,539	23,669
Property, plant and equipment at cost	1,925,872	1,900,310
Less accumulated depreciation	(234,821)	(192,340)
Property, plant and equipment, net	$1,691,051	$1,707,970

(a)	Primarily related to expenditures at the Mountain Pass facility.

Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work associated with our Mountain Pass facility, all of which are capitalized.

(6)	Debt and Capital Lease Obligations
The following table provides a summary of the current and non-current portions of our debt outstanding and capital lease obligations at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Current	Non-Current	Current	Non-Current
	(In thousands)
Bank loans due November 2015 - June 2017	$10,637	$90	$9,326	$91
3.25% Convertible Notes, net of discount, due June 2016	—	195,421	—	193,549
6.00% Convertible Notes, net of discount, due September 2017	—	339,858	—	335,969
5.00% Debentures, net of discount, due December 2017	—	1,745	—	2,075
5.50% Convertible Notes, net of discount, due February 2018	—	144,777	—	143,581
12.00% Term Loans, due September 2019	—	101,168	—	98,812
12.00% Equipment Financing, due September 2019	—	130,103	—	127,594
10% Senior Notes, net of discount, due June 2020	—	639,291	—	638,899
Total debt	10,637	1,552,453	9,326	1,540,570

Capital lease obligations	3,316	18,348	3,234	19,211
Total debt and capital lease obligations	$13,953	$1,570,801	$12,560	$1,559,781

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Weighted average interest rate on the bank loans was 3.90% and 4.1% at March 31, 2015 and December 31, 2014, respectively. Scheduled minimum debt repayments, excluding capital lease obligations, were as follows at March 31, 2015:

Debt maturities, excluding capital leases	(In thousands)
Remainder of 2015	$7,028
2016	210,154
2017	384,772
2018	161,500
2019	321,154
Thereafter	650,000
Total	$1,734,608
As of March 31, 2015, we were in compliance with all applicable covenants related to our indebtedness. However, as disclosed in Note 1, certain financial and operational conditions indicate the existence of a material uncertainty that casts substantial doubt on our ability to meet our obligations as they come due.
2014 Financings
The 2014 Financings consist of two term loans and one equipment financing, as follows:

a.
A term loan facility of $185.0 million (the “Parent Term Loan”), $50.2 million of which was advanced on the closing date and $134.8 million is available to be drawn in the minimum amount of $50.0 million at any time until April 30, 2016, subject to the satisfaction of certain conditions, including (i) consolidated adjusted EBITDA of no less than $20.0 million for each of two consecutive fiscal quarters, and (ii) evidence that production at our Mountain Pass facility is equal to or greater than 4,000 mt for each of two consecutive fiscal quarters, in each case prior to, but including, the fiscal quarter ending on March 31, 2016. Proceeds from the Parent Term Loan have been and will be used for capital expenditures, interest expense and general corporate purposes, including the repurchase of certain of our convertible notes owned by Oaktree, and the payment of transaction expenses related to the 2014 Financings.

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

of the closing date but prior to the fourth anniversary of the closing date, and (vi) 3.0% of the principal amount so prepaid if paid on or after the fourth anniversary of the closing date. Any mandatory prepayment of the loans resulting from an asset sale will be subject to an early payment premium of 3.0% of the principal amount so prepaid.
The springing maturity dates, in combination with the early payment premiums applicable to any prepayment of the loans described above, meet the definition of a derivative that is required to be bifurcated from its host debt instrument. Because this derivative is to be classified as a liability, we recognized a discount on the Term Loans as of the closing date of approximately $1.7 million, in the aggregate, which will be amortized to interest expense over the duration of the Term Loans. See Note 14 for more information on this derivative.

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
The following table presents a reconciliation of the principal amount to the net carrying value of the Term Loans and the Equipment Financing at March 31, 2015:

	12.00% Term Loans		12.00% Equipment Financing
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)
Principal amount	$113,268	$111,858	$143,689	$141,993
Unamortized debt discount	(12,100)	(13,046)	(13,586)	(14,399)
Net carrying amount	$101,168	$98,812	$130,103	$127,594

Interest costs on the Term Loans and the Equipment Financing were as follows during the three months ended March 31, 2015:

	12.00% Term Loans	12.00% Equipment Financing
	(In thousands)
Cash interest	$2,332	$2,484
PIK interest	1,410	1,696
Accretion of discount and amortization of issuance costs	1,246	1,429
Total interest cost	$4,988	$5,609
Obligations under the 2014 Financings are guaranteed by us and certain of our subsidiaries (the “Pari Passu Guarantors”) that also guarantee the obligations under our 10% Senior Notes. Our obligations and those of the Pari Passu Guarantors under the 2014 Financings are secured by a pari passu lien on substantially all of our assets and the assets of the Pari Passu Guarantors (the “Pari Passu Collateral”) on an equal and ratable basis with the obligations under the 10% Senior Notes. The maximum

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

principal amount of debt under the 2014 Financings secured by the Pari Passu Collateral shall not exceed $300.0 million in the aggregate at any time or such higher amount permitted by the Pari Passu Indenture. In addition, the obligations under the 2014 Financings are guaranteed by certain of our other subsidiaries (the “First Priority Guarantors”). The obligations of the First Priority Guarantors under the 2014 Financings are secured by a first priority lien on certain equity interests owned by the First Priority Guarantors, including equity interests of certain foreign subsidiaries. In addition, the Magnequench Term Loan is secured by a first priority lien on substantially all of the assets of Magnequench, Inc.
Convertible Notes and Senior Secured Obligations
The following table presents a reconciliation of the principal amount to the net carrying value for each of our Convertible Notes and our 10% Senior Notes at March 31, 2015 and December 31, 2014, and provides the interest cost of each instrument for the quarters ended March 31, 2015 and 2014:

	3.25% Convertible Notes		6.00% Convertible Notes		5.50% Convertible Notes		10% Senior Notes
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)
Principal amount	$206,505	$206,505	$383,000	$383,000	$161,500	$161,500	$650,000	$650,000
Unamortized debt discount	(11,084)	(12,956)	(43,142)	(47,031)	(16,723)	(17,919)	(10,709)	(11,101)
Net carrying amount	$195,421	$193,549	$339,858	$335,969	$144,777	$143,581	$639,291	$638,899

	Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Cash interest	$1,678	$1,869	$5,745	$6,210	$2,221	$2,372	$16,250	$16,250
Accretion of discount and amortization of issuance costs	1,879	2,189	3,943	3,940	1,211	1,287	498	389
Total interest cost	$3,557	$4,058	$9,688	$10,150	$3,432	3,659	$16,748	$16,639

The interest costs listed immediately above include the accretion of the initial equity component of the convertible notes (3.25% - $36,227; 6.00% - $68,695; and 5.50% - $21,815).

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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Capital Leases

We lease certain mining and other equipment under agreements with various durations that have been determined to be capital leases. Those agreements contain purchase options at the end of the lease term and are generally at market interest rates. At March 31, 2015, total future minimum payments on our capital leases were as follows:

Capital Leases	(In thousands)
Remainder of 2015	$6,209
2016	8,279
2017	7,161
2018	5,772
2019	5,490
Thereafter	12,706
Total	$45,617

(7)	Income Taxes
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
For the three months ended March 31, 2015 and 2014, our effective tax rates were (3.0)% and 2.2%, respectively. The March 31, 2015 effective tax rate was impacted primarily by a valuation allowance required in the U.S. as a result of tax losses generated during the quarter.

(8)	Stockholders’ Equity
As of March 31, 2015 and December 31, 2014, we had 278,032,526 and 259,921,868 shares of common stock issued and outstanding, respectively. As of these dates, we had 5,000,000 shares of preferred stock authorized to be issued at a par value of $0.001 per share, and no outstanding shares of preferred stock.
Warrants
On September 11, 2014, as part of the 2014 Financings, we issued warrants to Oaktree to purchase up to an aggregate of 18,358,019 shares of our common stock (the “Penny Warrants”) with an exercise price of $0.01 per share, and warrants to purchase up to an aggregate of 6,119,340 shares of our common stock with an exercise price of $2.04 per share.
In February 2015, Oaktree exercised the Penny Warrants. As a result, based on the formula indicated below relative to the cashless exercise, which is applicable to both the Penny Warrants and the Strike Warrants, we issued a total of 18,071,175 shares of our common stock.
The Strike Warrants may be exercised at any time until September 11, 2019 by Oaktree or any registered holder of the Strike Warrants on either a cash basis (i.e., physical exercise) or on a “cashless basis” by surrendering such warrants for a net number of shares of our common stock. With respect to the exercise of the Strike Warrants on a “cashless basis”, the number of shares of our common stock to be surrendered is equal to the quotient obtained by dividing (x) the product of the number of shares of our common stock underlying such Strike Warrants or any portion thereof being exercised (at the election of the registered holder), multiplied by the difference between the Fair Market Value and the warrant price by (y) the Fair Market Value. Fair Market Value means the average last sale price of a share of our common stock for the ten trading days ending on the third trading day prior to the date on which notice of exercise of such the Strike Warrants is sent to Computershare Inc. and Computershare Trust Company, N.A. The exercise price and the number of shares of our common stock issuable upon exercise of the Strike Warrants are subject to customary anti-dilution adjustments for stock splits, stock dividends and recapitalizations

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

of our common stock. Subject to certain exceptions, including the issuance of shares of our common stock or other equity awards pursuant to our equity compensation plans, if we issue common stock (or common stock equivalents) at a purchase price less than the then-current exercise price of the Strike Warrants, the exercise price of the Strike Warrants will be subject to (i) full-ratchet anti-dilution protection for the first two-year period of the Strike Warrants and (ii) weighted-average anti-dilution protection for the remaining three-year period of the Strike Warrants.
The Penny Warrants met the criteria for the equity classification and were recorded, at issuance, at a fair value of approximately $24.7 million, net of issuance costs, in "Additional paid-in capital" in the condensed consolidated statements of stockholders' equity. The Strike Warrants, instead, were classified as a derivative liability because the exercise price may be adjusted for the issuance of additional shares of our common stock under certain circumstances. See Note 14 for more information on the Strike Warrants.
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
Share-lending arrangements
In August 2012, in order to facilitate the offering of our 6.00% Convertible Notes due September 2017, we entered into a share-lending arrangement with Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, under which we agreed to loan 13,800,000 shares of our common stock to MSCS (the “2012 Borrowed Shares”). In January 2013, in order to facilitate the offering of our 5.50% Convertible Notes due February 2018, we entered into another share-lending arrangement with MSCS, under which we agreed to loan 6,666,666 shares of our common stock (the “2013 Borrowed Shares”, and collectively with the 2012 Borrowed Shares, the “Borrowed Shares”). We received no proceeds and no collateral for the Borrowed Shares, but a nominal lending fee from MSCS for the use of these loaned shares. Given the aggregate lending fees, no further consideration was given to the accounting treatment of the share-lending arrangements. For corporate law purposes, the Borrowed Shares are issued and outstanding. However, based on certain contractual undertakings of MSCS in the share-lending arrangements that have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, these loaned shares are not considered outstanding for the purpose of computing and reporting our earnings per share. The Borrowed Shares are to be returned to Molycorp concurrently with the maturity of the related convertible notes. The methodology to fair value our share-lending arrangements consists of an option pricing model used to determine a synthetic cost for borrowing our common stock adjusted for an estimate of the counterparty credit risk. Inputs used in this approach include a combination of Level 2 and Level 3 inputs of the fair value hierarchy.
As of March 31, 2015, all of the Borrowed Shares we originally agreed to loan to MSCS are still outstanding, and the related unamortized issuance cost was included in "Other non-current assets" in the condensed consolidated balance sheet. The following table provides certain other information on our share-lending arrangements as of March 31, 2015:

	2012 Borrowed Shares	2013 Borrowed Shares	Total
	(In thousands)
Fair value	$1,752	$1,005	$2,757
Unamortized issuance cost	8,766	3,846	12,612
The amount of non-cash interest cost recognized from the amortization of the issuance cost associated with the combined share-lending arrangements was $1.2 million during the first quarter of 2015. In response to a comment letter the SEC issued to us with respect to our Annual Report on Form 10-K for the year ended December 31, 2013, in the second quarter of 2014, we recorded an out-of-period adjustment to recognize the fair value of our share-lending arrangements as costs associated with the issuance of the convertible notes described above, with an offset to additional paid-in capital.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Accumulated other comprehensive income
The following table provides the changes in accumulated other comprehensive income (loss) (“AOCI”) for the three-month periods ended March 31, 2014 and 2014:

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2014	$(2,339)	$(984)	$(3,323)
Change in other comprehensive loss before reclassifications	4,789	—	4,789
Net income (loss) reclassified from AOCI	—	—	—
Balance at March 31, 2015	$2,450	$(984)	$1,466

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2013	$(6,610)	$159	$(6,451)
Change in other comprehensive loss before reclassifications	(852)	—	(852)
Net income (loss) reclassified from AOCI	—	—	—
Balance at March 31, 2014	$(7,462)	$159	$(7,303)

There were no items reclassified from AOCI during the interim periods presented above.

(9)	Loss per Share
For the three months ended March 31, 2014, the dividends on the Convertible Preferred Stock were subtracted from net loss attributable to Molycorp stockholders for the purpose of computing the basic and diluted earnings per share.
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used. Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At March 31, 2015 and 2014, all potential common stock under the treasury stock method were antidilutive in nature; consequently, we did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.
In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At March 31, 2015 and 2014, our convertible notes were all antidilutive.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

(10)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
We lease certain office space, trailers and equipment pursuant to lease agreements that have been determined to be operating leases. Remaining annual minimum payments under these leases at March 31, 2015 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$7,340	$2,299	$3,637	$695	$709

(b)	Purchase Commitments
We entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with capital projects performed at our Mountain Pass facility. Future payments for all purchase commitments at March 31, 2015 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Purchase obligations and other commitments	$10,060	$10,060	$—	$—	$—

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
Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The motion to stay was filed and fully briefed. The Colorado Federal District Court granted the defendants' Motion to Stay all of the Colorado derivative lawsuits pending resolution of the purported Colorado class action lawsuit, and further stayed the new Colorado derivative lawsuit pending resolution of the purported New York class action lawsuit. The Colorado Federal District Court subsequently administratively closed all of the Colorado derivative lawsuits.
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

(d)	Labor Contract
At March 31, 2015, 282 employees, or approximately 60% of the workforce at our Mountain Pass facility were covered by a collective bargaining agreement with the United Steelworkers of America. Our contract with the United Steelworkers of America was ratified in March 2015.

(11)	Concentrations
Resources Segment
There were no significant sales by customer or by product at the Resources segment for the three months ended March 31, 2015 and 2014.
Chemicals and Oxides Segment
Sales of cerium products within the Chemicals and Oxides segment accounted for 14% and 10% of consolidated revenues in the first quarter of 2015 and 2014, respectively. There were no significant sales by customer in this segment in the same interim periods.
Magnetic Materials and Alloys Segment
Sales of Neo Powders™ within the Magnetic Materials and Alloys segment, relative to consolidated revenues, were 46% and 45% for the three months ended March 31, 2015 and 2014, respectively.
Rare Metals Segment
There were no significant sales by product or by customer at the Rare Metals segment for the three months ended March 31, 2015 and 2014.

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

(12)	Related-Party Transactions
We supply Neo Powders™ to Toda Magnequench Magnetic Materials Co. Ltd. (“TMT”), an equity method investee of ours involved in the production of rare earth magnetic compounds. We also purchase magnetic compounds back from TMT in the normal course of business. Two other equity method investees, with whom we regularly buy and sell products, include Ganzhou Keli Rare Earth New Material Co., Ltd. (“Keli”), which processes rare earth oxides into metals for inclusion in our Neo Powders™. In addition, we provide rare metal recycling services to Plansee Holding AG, a privately held Austrian company that is wholly-owned by an Austrian trust, of which one of our Board's directors and other members of his family are beneficiaries.

For the three months ended March 31, 2015 and 2014, we purchased metals and received services from Keli for a total of $12.9 million and $16.9 million, respectively, and, as of March 31, 2015, we had a balance payable to Keli of $6.9 million. Transactions with all other related parties were nominal in these periods.

(13)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Decrease (increase) in operating assets:
Trade accounts receivable	$(3,123)	$10,171
Inventory	(40,013)	(12,157)
Prepaid expenses and other current assets	(7,046)	(6,968)
Increase (decrease) in operating liabilities:
Trade accounts payable	(4,649)	(2,065)
Income tax payable	988	(52)
Interest payable	17,312	17,233
Asset retirement obligation	(168)	(1,125)
Accrued expenses	(2,664)	(2,822)
	$(39,363)	$2,215

(14)	Fair Value of Financial Instruments
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
Our assets and liabilities measured at fair value on a recurring basis were as follows at March 31, 2015 and December 31, 2014:

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$22,613	—	—
Liabilities:
Derivative liabilities:
Springing Maturity on Term Loans	—	—	$8,008
Strike Warrants	—	—	552
Share Purchase Agreement	—	—	6,495

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash equivalents	$57,309	—	—
Liabilities:
Springing Maturity on Term Loans	—	—	$7,292
Strike Warrants	—	—	1,769
Share Purchase Agreement	—	—	6,165
Our financial assets classified in Level 1 consist of money market funds valued based on quoted prices for identical assets in active markets. The fair value of our derivative liabilities is recorded in "Other long-term liabilities" in the balance sheets as of March 31, 2015 and December 31, 2014.
The Springing Maturity on Term Loans is a derivative liability bifurcated from the Term Loans issued on September 11, 2014 in conjunction with the 2014 Financings. The technique used to fair value the Springing Maturity on Term Loans is the income approach based on a discounted cash flow model using, among others inputs, a probability factor of 10% representing the likelihood that the springing maturity dates would be triggered. The change in fair value of the Springing Maturity on Term Loans for the first quarter of 2015 resulted in a loss of approximately $0.7 million, which we recorded as interest expense in our condensed consolidated statement of operations and comprehensive loss.
The Strike Warrants were issued in conjunction with the 2014 Financings. The change in fair value of the Strike Warrants resulted in a gain of approximately $1.2 million for the three months ended March 31, 2015, which we recorded as interest expense in our condensed consolidated statement of operations and comprehensive loss. The technique used to fair value the Strike Warrants is the income approach based on a discounted cash flow model using, among others inputs, a 10% "Volatility Haircut" representing a discount to the full observed historical or implied volatility for an option on the stock.
The share purchase agreement (“SPA”) relates to a contract between NMT Holding GmbH, our wholly-owned German subsidiary, and the shareholders of Buss & Buss, a majority-owned subsidiary of ours. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by us, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to us. We account for the put option at fair value with changes in fair value recognized currently in earnings. The change in fair value of the put option

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

resulted in a nominal unrealized loss and gain for the three months ended March 31, 2015 and 2014, respectively, which were recorded as interest expense in the condensed consolidated statements of operations and comprehensive income. The technique used to fair value the SPA is the income approach based on a discounted cash flow model using significant unobservable inputs. Changes to these inputs based on reasonably possible alternative assumptions would not significantly change amounts we recognized in our balance sheets and condensed consolidated statements of operations and comprehensive loss.
The following table presents the fair value of publicly traded financial liabilities we report at their carrying amount:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

3.25% Convertible Notes due June 2016	$195,421	$20,392	$193,549	$88,281
6.00% Convertible Notes due September 2017	339,858	36,864	335,969	107,240
5.50% Convertible Notes due February 2018	144,777	14,031	143,581	46,028
10% Senior Notes due June 2020	639,291	330,850	638,899	357,500
Total long-term debt	$1,319,347	$402,137	$1,311,998	$599,049
The carrying amount of the financial liabilities listed above is comprised of the principal amount reduced by the unamortized underwriting discount. In addition, for each of our convertible notes the principal amount is further reduced by the unamortized discount representing the value of the respective equity components at issuance. The fair value of the financial liabilities listed above, which are all classified in Level 1, is based on the last available market trade of each reporting period. Our Debentures, Term Loans and Equipment Financings are not actively traded, and the difference between their carrying amount and fair value is impractical to estimate. The carrying amount of certain other financial instruments, such as trade accounts receivables, trade accounts payable, accrued expenses, bank loans and capital lease obligations approximate fair value and, therefore, have been excluded from the table above.

(15)	Subsidiary Guarantor Financial Information
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

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	March 31, 2015
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$21,500	$6,399	$105,700	$—	$133,599
Trade accounts receivable, net	—	2,588	45,109	—	47,697
Inventory	—	41,057	139,753	—	180,810
Prepaid expenses and other current assets	1,000	10,644	24,369	—	36,013
Total current assets	22,500	60,688	314,931	—	398,119
Non-current assets:
Deposits	1,756	29,457	—	—	31,213
Property, plant and equipment, net	—	1,557,738	133,313	—	1,691,051
Inventory	—	24,724	—	—	24,724
Intangible assets, net	—	360	211,366	—	211,726
Investments	—	—	7,793	—	7,793
Goodwill	—	—	102,808	—	102,808
Investments in consolidated subsidiaries	—	90,398	—	(90,398)	—
Intercompany accounts receivable	2,065,509	—	—	(2,065,509)	—
Other non-current assets	14,981	7,284	5,085	—	27,350
Total non-current assets	2,082,246	1,709,961	460,365	(2,155,907)	2,096,665
Total assets	$2,104,746	$1,770,649	$775,296	$(2,155,907)	$2,494,784
Current liabilities:
Trade accounts payable	$—	$11,932	$23,170	$—	$35,102
Accrued expenses	2,078	13,312	15,328	—	30,718
Interest payable	27,490	446	248	—	28,184
Debt and capital lease obligations	—	3,315	10,638	—	13,953
Other current liabilities	—	315	5,376	—	5,691
Total current liabilities	29,568	29,320	54,760	—	113,648
Non-current liabilities:
Asset retirement obligation	—	17,876	—	—	17,876
Deferred tax liabilities	—	—	63,731	—	63,731
Debt and capital lease obligations	1,365,417	148,451	56,933	—	1,570,801
Intercompany accounts payable	—	2,189,473	639,135	(2,828,608)	—
Other non-current liabilities	8,560	1,424	10,156	—	20,140
Total non-current liabilities	1,373,977	2,357,224	769,955	(2,828,608)	1,672,548
Total liabilities	$1,403,545	$2,386,544	$824,715	$(2,828,608)	$1,786,196
Stockholders’ equity:
Common stock	278	—	—	—	278
Additional paid-in capital	2,247,199	132,335	534,440	(666,775)	2,247,199
Accumulated other comprehensive loss	1,466	—	1,465	(1,465)	1,466
Accumulated deficit	(1,547,742)	(748,230)	(592,711)	1,340,941	(1,547,742)
Total Molycorp stockholders’ equity	701,201	(615,895)	(56,806)	672,701	701,201
Noncontrolling interests	—	—	7,387	—	7,387
Total stockholders’ equity	701,201	(615,895)	(49,419)	672,701	708,588
Total liabilities and stockholders’ equity	$2,104,746	$1,770,649	$775,296	$(2,155,907)	$2,494,784

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	December 31, 2014
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Current assets:
Cash and cash equivalents	$98,650	$5,329	$107,706	$—	$211,685
Trade accounts receivable, net	—	1,924	42,651	—	44,575
Inventory	—	36,956	132,367	—	169,323
Prepaid expenses and other current assets	—	9,673	19,659	—	29,332
Total current assets	98,650	53,882	302,383	—	454,915
Non-current assets:
Deposits	1,756	29,322	—	—	31,078
Property, plant and equipment, net	—	1,575,670	132,300	—	1,707,970
Inventory	—	25,127	—	—	25,127
Intangible assets, net	—	377	215,494	—	215,871
Investments	—	785	8,016	—	8,801
Goodwill	—	—	102,808	—	102,808
Investments in consolidated subsidiaries	—	91,672	—	(91,672)	—
Intercompany accounts receivable	2,063,568	—	—	(2,063,568)	—
Other non-current assets	16,421	7,792	5,203	—	29,416
Total non-current assets	2,081,745	1,730,745	463,821	(2,155,240)	2,121,071
Total assets	$2,180,395	$1,784,627	$766,204	$(2,155,240)	$2,575,986
Current liabilities:
Trade accounts payable	$—	$14,641	$26,201	$—	$40,842
Accrued expenses	1	15,705	17,960	—	33,666
Interest payable	17,323	551	426	—	18,300
Debt and capital lease obligations	—	3,234	9,326	—	12,560
Other current liabilities	—	263	4,423	—	4,686
Total current liabilities	17,324	34,394	58,336	—	110,054
Non-current liabilities:
Asset retirement obligation	—	17,799	—	—	17,799
Deferred tax liabilities	—	—	63,802	—	63,802
Debt and capital lease obligations	1,357,003	146,805	55,973	—	1,559,781
Intercompany accounts payable	—	2,134,041	658,986	(2,793,027)	—
Other non-current liabilities	9,061	1,424	9,762	—	20,247
Total non-current liabilities	1,366,064	2,300,069	788,523	(2,793,027)	1,661,629
Total liabilities	$1,383,388	$2,334,463	$846,859	$(2,793,027)	$1,771,683
Stockholders’ equity:
Common stock	260	—	—	—	260
Additional paid-in capital	2,245,478	132,335	534,440	(666,775)	2,245,478
Accumulated other comprehensive loss	(3,323)	—	(3,323)	3,323	(3,323)
Accumulated deficit	(1,445,408)	(682,171)	(619,068)	1,301,239	(1,445,408)
Total Molycorp stockholders’ equity	797,007	(549,836)	(87,951)	637,787	797,007
Noncontrolling interests	—	—	7,296	—	7,296
Total stockholders’ equity	797,007	(549,836)	(80,655)	637,787	804,303
Total liabilities and stockholders’ equity	$2,180,395	$1,784,627	$766,204	$(2,155,240)	$2,575,986

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	Three Months Ended March 31, 2015
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$12,508	$102,477	$(8,561)	$106,424
Costs of sales:
Costs excluding depreciation and amortization	—	(42,481)	(71,954)	8,561	(105,874)
Depreciation and amortization	—	(21,127)	(4,153)	—	(25,280)
Gross (loss) profit	—	(51,100)	26,370	—	(24,730)
Operating expenses:
Selling, general and administrative	(3,995)	(8,228)	(9,234)	—	(21,457)
Depreciation, amortization and accretion	—	(913)	(4,660)	—	(5,573)
Research and development	—	(139)	(3,002)	—	(3,141)
Operating (loss) income	(3,995)	(60,380)	9,474	—	(54,901)

Other (expense) income	(31,842)	(108)	34,073	—	2,123
Interest expense	(36,837)	(3,681)	(5,782)	—	(46,300)
Interest income (expense) from intercompany notes	8,767	(611)	(8,156)	—	—
Equity loss from consolidated subsidiaries	(38,427)	(1,275)	—	39,702	—
(Loss) income before income taxes and equity earnings	(102,334)	(66,055)	29,609	39,702	(99,078)
Income tax expense	—	(4)	(2,964)	—	(2,968)
Equity in loss of affiliates	—	—	(224)	—	(224)
Net (loss) income	(102,334)	(66,059)	26,421	39,702	(102,270)
Net income attributable to noncontrolling interest	—	—	(64)	—	(64)
Net (loss) income attributable to Molycorp stockholders	$(102,334)	$(66,059)	$26,357	$39,702	$(102,334)

Net (loss) income	$(102,334)	$(66,059)	$26,421	$39,702	$(102,270)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	4,789	—	4,789
Comprehensive (loss) income	$(102,334)	$(66,059)	$31,210	$39,702	$(97,481)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(102,334)	(66,059)	31,146	39,702	(97,545)
Noncontrolling interest	—	—	64	—	64
	$(102,334)	$(66,059)	$31,210	$39,702	$(97,481)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	Three Months Ended March 31, 2014
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$17,230	$113,733	$(12,437)	$118,526
Costs of sales:
Costs excluding depreciation and amortization	—	(53,379)	(84,531)	12,437	(125,473)
Depreciation and amortization	—	(12,127)	(4,020)	—	(16,147)
Gross (loss) profit	—	(48,276)	25,182	—	(23,094)
Operating expenses:
Selling, general and administrative	(240)	(8,158)	(9,558)	—	(17,956)
Depreciation, amortization and accretion	—	(1,045)	(6,156)	—	(7,201)
Research and development	—	(143)	(2,623)	—	(2,766)
Operating (loss) income	(240)	(57,622)	6,845	—	(51,017)

Other (expense) income	(18,271)	16	18,729	—	474
Interest (expense) income	(34,555)	(1,205)	121	—	(35,639)
Interest income (expense) from intercompany notes	10,355	(504)	(9,851)	—	—
Equity (loss) income from consolidated subsidiaries	(43,350)	323	—	43,027	—
(Loss) income before income taxes and equity earnings	(86,061)	(58,992)	15,844	43,027	(86,182)
Income tax benefit	—	—	1,907	—	1,907
Equity in loss of affiliates	—	(1,707)	(16)	—	(1,723)
Net (loss) income	(86,061)	(60,699)	17,735	43,027	(85,998)
Net income attributable to noncontrolling interest	—	—	(63)	—	(63)
Net (loss) income attributable to Molycorp stockholders	$(86,061)	$(60,699)	$17,672	$43,027	$(86,061)

Net (loss) income	$(86,061)	$(60,699)	$17,735	$43,027	$(85,998)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(852)	—	(852)
Comprehensive (loss) income	$(86,061)	$(60,699)	$16,883	$43,027	$(86,850)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(86,061)	(60,699)	16,820	43,027	(86,913)
Noncontrolling interest	—	—	63	—	63
	$(86,061)	$(60,699)	$16,883	$43,027	$(86,850)

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	Three Months Ended March 31, 2015
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash used in operating activities	$(19,985)	$(50,428)	$(2,472)	$—	$(72,885)
Cash flows from investing activities:
Intercompany advances made	(60,020)	(3,673)	—	63,693	—
Repayments from non-guarantor	2,000	—	—	(2,000)	—
Loans to parent	—	—	(4,956)	4,956	—
Loans to guarantors	(3,000)	—	—	3,000	—
Repayments from parent	—	—	1,101	(1,101)	—
Capital expenditures	—	(4,853)	(1,480)	—	(6,333)
Other investing activities	—	785	162	—	947
Net cash used in investing activities	(61,020)	(7,741)	(5,173)	68,548	(5,386)
Cash flows from financing activities:
Repayments of debt	—	—	979	—	979
Dividend paid to noncontrolling interests	—	—	(40)	—	(40)
Repayments to parent	—	—	(2,000)	2,000	—
Repayments to non-guarantors	(1,101)	—	—	1,101	—
Borrowing from parent	—	—	3,000	(3,000)	—
Borrowing from non-guarantors	4,956	—	—	(4,956)	—
Intercompany advances owed	—	60,020	3,673	(63,693)	—
Other financing activities	—	(781)	—	—	(781)
Net cash (used in) provided by financing activities	3,855	59,239	5,612	(68,548)	158
Effect of exchange rate changes on cash	—	—	27	—	27
Net change in cash and cash equivalents	(77,150)	1,070	(2,006)	—	(78,086)
Cash and cash equivalents at beginning of the period	98,650	5,329	107,706	—	211,685
Cash and cash equivalents at end of period	$21,500	$6,399	$105,700	$—	$133,599

MOLYCORP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	Three Months Ended March 31, 2014
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash provided by (used in) operating activities	$(33,089)	$(829)	$(11,867)	$—	$(45,785)
Cash flows from investing activities:
Intercompany advances made	(55,041)	—	—	55,041	—
Repayments from non-guarantor	32,000	—	—	(32,000)	—
Capital expenditures	—	(27,943)	(1,809)	—	(29,752)
Other investing activities	—	—	493	—	493
Net cash used in investing activities	(23,041)	(27,943)	(1,316)	23,041	(29,259)
Cash flows from financing activities:
Repayments of debt	—	—	(489)	—	(489)
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(435)	—	(435)
Repayments to parent	—	—	(32,000)	32,000	—
Intercompany advances owed	—	25,238	29,803	(55,041)	—
Other financing activities	—	1,323	—	—	1,323
Net cash provided by (used in) financing activities	(2,846)	26,561	(3,121)	(23,041)	(2,447)
Effect of exchange rate changes on cash	—	—	(776)	—	(776)
Net change in cash and cash equivalents	(58,976)	(2,211)	(17,080)	—	(78,267)
Cash and cash equivalents at beginning of the period	169,145	6,467	138,705	—	314,317
Cash and cash equivalents at end of period	$110,169	$4,256	$121,625	$—	$236,050

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
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•	our ability to generate sufficient cash from operations to implement our business plans and service our debt obligations;

•
the need to secure additional capital to implement our business plans, and our ability to successfully secure any such capital, including our ability to access the remaining committed funds under the 2014 Financings;

•	our ability to service our debt and our ability to refinance our debt or exchange our debt for debt and/or equity securities;

•	our ability to maintain the listing of our common stock on the New Your Stock Exchange, or NYSE;

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

•	risks and liabilities related to the dangers involved in the mining and processing of minerals and the manufacture of mineral products;

•	uncertainties regarding global supply and demand for rare earths materials;

•	uncertainties regarding the results of our exploratory drilling programs;

•	our ability to enter into additional definitive agreements with our customers and our ability to maintain customer relationships;

•	our ability to supply rare earth materials pursuant to our existing supply agreements, and the amount and timing of sales of rare earth materials pursuant to such agreements;

•	uncertainties related to Molycorp Canada's competitive position in the manufacture of NdFeB powders resulting from the expiration of certain key patents;

•	our ability to successfully integrate other acquired businesses;

•	our ability to maintain appropriate relations with unions and employees and avoid work stoppages;

•	our ability to retain certain key employees, and our ability to attract employees with the required training, skills and experience to operate our business;

•	our ability to successfully implement our vertical integration strategy;

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
Refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Any forward-looking statement you read in this Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements because such statements speak only as to the date when made. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except as otherwise required by applicable law. The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included in this Report.
This Report also contains statistical data and estimates we obtained from industry publications and reports generated by third parties. Although we believe that the publications and reports are reliable, we have not independently verified their data.
Overview
We are a leading rare earths producer that operates a vertically integrated, global supply chain that combines a world-class rare earths resource with manufacturing facilities on three continents that can produce a wide variety of custom-engineered, advanced rare earth materials from rare earth elements. Technologies that rely on rare earths include, among others, high-efficiency motors and appliances, advanced vehicles, and direct drive wind turbines. Our vertically integrated business allows us to operate multiple product supply chains, serve as a supplier of advanced rare earths and rare metal materials, and provide price visibility to customers worldwide. Our operations are organized into the following four reportable segments, each reflecting a unique combination of product lines and technologies: Resources; Chemicals and Oxides; Magnetic Materials and Alloys; and Rare Metals.

Resources

The Resources segment includes our operations at the Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for over 60 years. At the Mountain Pass facility, we conduct rare earth minerals extraction to produce LREC; separated rare earth oxides, including Lanthanum, Cerium and NdPr; heavy rare earth concentrates, which include SEG, Terbium, Dysprosium and others; and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX®.

LREE, such as Cerium, Lanthanum, Neodymium and Praseodymium, we produce at our Mountain Pass facility are used in a wide array of clean technologies, such as advanced wind turbines, high-efficiency appliances and industrial motors, water purification technologies, auto emission catalysts, and many others. While HREE, such as SEG, Terbium, Dysprosium, are important to some applications, we believe that technology advances are reducing the need for HREE in certain applications, including products containing NdFeB magnets with little-to-no HREE.

We sell Lanthanum oxide from our Mountain Pass facility to manufacturers of FCC catalysts for the petroleum refining industry. Rare earths like Lanthanum typically comprise between 2-4% of FCC catalyst materials and deliver important benefits to the petroleum refining process, such as increased catalyst activity and stability, increased gasoline yield and reduced production of liquefied petroleum gas. The combination of these processing benefits helps the refinery industry save energy resources and reduce its impact on the environment.

Since 2013, we have been evaluating the phosphorus-removal performance of SorbX® in full-scale trials conducted at several wastewater treatment plants. We are currently working with some of these plants to conduct long-term trials that demonstrate additional benefits of SorbX® beyond phosphorus removal. Some of our trials have led to customer purchase orders for SorbX®, with the result that we have been selling limited, but growing, volumes of SorbX® to municipal and industrial customers. Sales of PhosFIX® for recreational water applications have been limited, but consistent, through the end of the first quarter of 2015.

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
Optimization and Production Ramp-Up at our Mountain Pass Facility
During the first quarter of 2015, we continued to make improvements to the expanded leach system and Chlor-Alkali plant at our Mountain Pass facility.

Seven of the nine tanks in our expanded leach system resumed operations as of April 2015; we anticipate to place the remaining leach tanks in operation before the end of the second quarter of 2015. A fully operational leach system should allow us to lower operating costs and increase rare earth production.

During the later part of the first quarter of 2015, we have also mitigated the impurity level of the brine feedstock that our Chlor-Alkali plant transforms into hydrochloric acid, or HCl, and other chemical reagents necessary for the production of rare earths. As a result, we have begun to restore the operational efficiency of the Chlor-Alkali plant, and have gradually resumed on-site production of HCl at our Mountain Pass facility. In addition, constraints with the market availability of HCl abated during the first quarter of 2015. Although we intend to rely on increased on-site production of HCl, we would still need to procure some quantities of HCl from third-party suppliers.

Commissioning of our Cracking Plant, which is part of a multi-stage chemical process designed to reduce cycle time in the reaction of certain chemical reagents and, therefore, to increase our rare earth recovery rate, started during the first quarter of 2015. We expect our Cracking Plant to be fully operational before the end of the second quarter of 2015.

Given our continued optimization efforts for most of the first quarter of 2015, our production at the Mountain Pass facility was 1,479 mt, up from 1,328 mt in the fourth quarter of 2014, and 368 mt higher than production in the first quarter of 2014.

Factors Affecting our Results of Operations and Discussion of our Consolidated Results of Operations
Recent developments affecting the global rare earth industry
On May 1, 2015, the Chinese government removed export duties on more than 100 commodities, including rare earths and rare earth ferro-alloys. The export duties imposed on rare earths produced in China ranged from 15% to 25%. The removal of export duties in China is expected to lower the selling costs of these commodities in the global metals market, and should increase international demand of rare earths.
On April 30, 2015, the Chinese government announced a proposed resource tax on rare earths. Under this proposed tax regime, HREE will have a 27% of tax rate in all regions, while LREE will be subject to a 11.5% tax in Inner Mongolia, 9.5% in Sichuan province and 7.5% in Shandong province. The new resource tax regime would be effective to all materials sold after May 1, 2015. The tax will be levied on the basis of the sales revenue of the rare earth concentrate, excluding any freight or transportation fees from the producing point to ports or destinations assigned by customers. Market participants surveyed by leading rare earth industry media are still unable to determine what impact the new resource tax regime in China will have on the global trade for rare earths and related applications.
Revenues
The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive, chemicals and electronics industries, production quotas, duties and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content.

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
For the three months ended March 31, 2015, our consolidated revenues of $106.4 million were approximately 10% lower than in the first quarter of 2014, primarily as a result of lower sales volume and ASP at our Magnetic Materials and Alloys and Chemicals and Oxides segments, which reported a period-over-period net revenue decline of approximately 8% and 7%, respectively. On average, these two segments represented approximately 47% and 35%, respectively, of our consolidated revenues in both interim periods.
Net revenues from our Resources segment were approximately 19% lower in the first quarter of 2015 as compared to the first quarter of 2014. As further discussed below, lower than anticipated production volumes, combined with a substantial decline in price of the rare earths currently produced and sold at our Resources segment, led to this variance year-over-year.
Net revenues from our Rare Metals segment were 21% lower for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to a combination of lower sales volume and ASP.
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
During the three months ended March 31, 2015, our consolidated costs of sales excluding depreciation and amortization decreased approximately $19.6 million, or 16% as compared to the same period in 2014. This change was in part attributable to the period-over-period decline in revenues, and in part to lower production costs across all our reportable segments.
Consolidated depreciation and amortization in cost of sales were $25.3 million for the three months ended March 31, 2015 as compared to $16.1 million in the first quarter of 2014. Higher depreciation and amortization expenses in first quarter of 2015 were mostly related to productive assets that we placed into service at our Mountain Pass facility over the last twelve months.
Selling, general and administrative expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs. For the three months ended March 31, 2015, our consolidated selling, general and administrative expenses, including stock-based compensation, increased $3.5 million, or 19%, from the comparable period in 2014. This change was primarily related to our engagement of independent advisors to assist us in evaluating various financing alternatives to secure a more sustainable capital structure.

Interest expenses
In September 2014, we incurred additional indebtedness as part of the 2014 Financings, which contributed to the majority of the incremental $10.7 million in interest expenses we reported during the first quarter of 2015. The remainder of the increase in interest expense was associated with the accretion of discounts and amortization of deferred issuance costs related to our debt instruments.
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
For the three months ended March 31, 2015 and 2014, our effective tax rates were (3.0)% and 2.2%, respectively. The March 31, 2015 effective tax rate was impacted primarily by a valuation allowance required in the U.S. as a result of tax losses generated during the quarter.
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

	Three Months Ended March 31,
	2015	2014
Operating loss	$(54,901)	$(51,017)
Add back:
Depreciation and amortization included in costs of sales	25,280	16,147
Depreciation, amortization and accretion	5,573	7,201
OIBDA	(24,048)	(27,669)
Add back:
Stock-based compensation	1,503	822
Inventory write-downs (Mountain Pass)	27,640	15,693
Impact of purchase accounting on cost of inventory sold	—	577
Water removal costs	3,352	8,102
Adjusted OIBDA	$8,447	$(2,475)

Capital Expenditures

We capitalized expenditures of $3.5 million and $12.3 million for the three months ended March 31, 2015 and 2014, respectively. The majority of these expenditures related to the production ramp-up and optimization of our Mountain Pass facility, the construction of which was substantially completed at the beginning of 2014.
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
We have spent, and anticipate that we will continue to incur, financial and managerial resources to comply with environmental requirements. At our Mountain Pass facility, we incurred approximately $4.6 million for the three months ended March 31, 2015 for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. This compares to $10.9 million for the three months ended March 31, 2014. Included in the amounts above are costs for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds at our Mountain Pass facility. Costs we incur for mine reclamation activities at our Mountain Pass facility, which we expect to incur through the closure of our mining operations and thereafter, are recorded in the asset retirement obligation caption of our condensed consolidated balance sheets.
For the remainder of 2015, we expect to incur approximately $9.0 million for ongoing operating environmental expenditures at our Mountain Pass facility, and approximately $7.0 million at our other operating facilities, in the aggregate. Included in the $9.0 million for our Mountain Pass facility are $3.5 million for wastewater transportation and disposal costs. However, we may have to incur additional environmental capital and operating costs associated with future possible modernization and expansion plans related to these other operations.
Related-Party Transactions - Refer to Note 12 in Item 1 of this Report.

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

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Resources
	Three months ended March 31,
	2015	2014	Variance
	(In thousands, except volume and ASP)
Gross revenues	$10,829	$15,564	$(4,735)	(30)%
Sales volume (mt)	1,269	988	281	28%
ASP per kilogram	$8.56	$15.75	$(7.19)	(46)%

Depreciation, amortization and accretion (a)	$21,954	$13,091	$8,863
Operating loss	(56,802)	(49,536)	(7,266)
OIBDA	$(34,848)	$(36,445)	$1,597
(a) Related to production and other operating expense.
Aggregate production volume at our Resources segment was 1,479 mt for the three months ended March 31, 2015, as compared to 1,111 mt in the corresponding prior-year period. Despite a 33% increase over a year ago, production volume at Resources was still lower than anticipated. During the first quarter of 2015, we continued to mitigate certain quality issues related to the brine feedstock that have impacted the operational efficiencies of our Chlor-Alkali plant, and continued to address certain construction and installation issues that were previously identified with our expanded leach system. These mitigation activities constrained our production ramp-up during the quarter. At the end of March 2015, six of the nine leach tanks necessary to produce greater volumes of rare earths were back on-line at our Mountain Pass facility. An additional leach tank resumed operation in April 2015. Once our ramp-up and optimization efforts are complete, actual production of rare earths (including LREC) at our Resources segment will depend on internal requirements for our Chemical and Oxides segment, our Magnetic Materials and Alloys segment, and external customer demand.
For the three months ended March 31, 2015, revenues at our Resources segment were $10.8 million, or 30% lower as compared to the first quarter of 2014. This change was primarily attributed to a 46% decline in ASP, partially offset by an increase in sales volume of 28%. Higher sales volumes for the three months ended March 31, 2015 were largely driven by increased shipments of LREC from our Mountain Pass facility to our downstream facilities for processing into value-added rare earth products. These inter-segment sales accounted for approximately 77% of total revenues reported by the Resources segment in the first quarter of 2015.
Unregulated and unreported mining and export of rare earth materials from China continued to unfavorably impact realized prices for most REEs in our industry. For example, prices for Cerium, Lanthanum, Neodymium and Praseodymium have decreased, on average and based on China export prices quoted by major REEs market sources, by approximately 45%, 44%, 4% and 33%, respectively, year-over-year. This adverse impact has started to abate since the Chinese government implemented stricter controls on illegal production and trade of REEs in October 2014. However, there is no assurance that REEs prices may recover significantly in the near future.
While we continued to optimize operations at our Resources segment to achieve greater commercial rates, lower production volumes led to us to record $27.8 million of production-related costs that would have been charged to inventory if we maintained normal production levels during the three months ended March 31, 2015. This compares to recorded abnormal production-related costs of $23.0 million for the first quarter of 2014.
Operating income for the three months ended March 31, 2015 at our Resources segment was unfavorably affected also by the write-down of finished goods and work-in-process inventory to market value of $27.6 million, as compared to $14.5 million for the corresponding prior-year period. Write-downs of inventory to market value were associated with the decline in rare earths prices and lower than anticipated inventory turnover.

Despite the decline in revenues year-over-year, our Resources segment reported a favorable OIBDA variance of $1.6 million in the first quarter 2015. Market availability of HCl, combined with more on-site production of HCl and lower prices for natural gas, which our CHP plant transforms into electricity at Mountain Pass, contributed to lower our production costs in this segment.

Chemicals and Oxides
	Three months ended March 31,
	2015	2014	Variance
	(In thousands, except volume and ASP)
Gross revenues	$42,796	$46,556	$(3,760)	(8)%
Sales volume (mt)	1,800	1,926	(126)	(7)%
ASP per kilogram	$23.78	$24.17	$(0.39)	(2)%

Depreciation and amortization(a)	$2,283	$3,872	$(1,589)
Operating income (loss)	3,454	(573)	4,027
OIBDA	$5,737	$3,299	$2,438
(a) Related to production and other operating expense.
For the first quarter of 2015, revenues in our Chemicals and Oxides segment were $42.8 million, or 8% lower than revenues generated in the same quarter of 2014. This variance was mostly driven by 7% lower sales volumes and a 2% decrease in ASP. Demand for most rare earths remained stable during the three months ended March 31, 2015, while sales to the Auto Catalyst market segment increased from the first quarter of 2014. However, supply to certain customers of our Chemicals and Oxides segment was transitioned to our Resources segment during the first quarter of 2015, a shift that accounted for part of the lower sales volume compared to the equivalent period in 2014. Unregulated mining, separation and export of rare earths in China continued to put pressure on prices and margins of the products sold by our Chemicals and Oxides segment.
OIBDA in our Chemicals and Oxides segment improved $2.4 million during the three months ended March 31, 2015, driven by an increase in operating income of approximately $4.0 million. Lower production costs, combined with lower selling, general and administrative expenses, led to higher operating income in this segment during the first quarter of 2015. Depreciation and amortization was lower than the first quarter of 2014 due to this segment no longer amortizing certain customer relationship intangible assets, which were written off at the end of 2014.

Magnetic Materials and Alloys
	Three months ended March 31,
	2015	2014	Variance
	(In thousands, except volume and ASP)
Gross revenues	$52,124	$55,938	$(3,814)	(7)%
Sales volume (mt)	1,444	1,374	70	5%
ASP per kilogram	$36.10	$40.71	$(4.61)	(11)%

Depreciation and amortization(a)	$4,156	$4,237	$(81)
Operating income	8,091	9,439	(1,348)
OIBDA	$12,247	$13,676	$(1,429)
(a) Related to production and other operating expense.
First quarter sales volume in this segment is typically weaker than the following periods due to the fact that the first quarter of each year coincides with the end of the fiscal year for most Japanese companies in the supply chain predominantly served by the Magnetic Materials and Alloys segment. The effort by these companies to draw down inventory levels near their year-end closing, typically results in lower shipments of this segment's products.
For the three months ended March 31, 2015, revenues of $52.1 million at our Magnetic Materials and Alloys segment were 7% lower than revenues generated in the first quarter of 2014, mostly driven by lower ASP. Sales volume increased 5% year-over-year.

The seasonal inventory draw down in the first quarter of 2015 was less pronounced than the first quarter of 2014. Sales to the hard disk drive, or HDD, market, where our share remains unchanged despite the expiration of a patent (the Magnequench patent) related to the sale of Neo Powders™ in the third quarter of 2014, were in line with expectations. Sales for the automotive markets, such as the Electric Power Steering, or EPS, market, were approximately 50% higher than a year ago. Higher sales volume to the EPS market offset lost sales in the optical disk drive, or ODD, market following the expiration of the Magnequench patent. Part of the incremental total sales volume in our Magnetic Materials and Alloys segment was attributed to the fact that the Neo Powders™ market anticipated higher prices for Neodymium and NdPr, the rare earth feedstock materials primarily used in the manufacturing of Neo Powders™, whose price fluctuations are passed directly on to our customers. Within the first quarter of 2015, Neodymium and NdPr were subject to price increases of up to 9% and 6%, respectively. On a yearly basis, however, prices for Neodymium and NdPr were lower, on average, by 18% and 16%, respectively, thus explaining, in part, the ASP reduction from the first quarter of 2014 to the quarter ended March 31, 2015. Neo Powders™ prices are set at a one-quarter lag; therefore, the yearly change in price for these rare earths is based on average prices observed in the immediately preceding quarter of each year.
Lower OIBDA during the three months ended March 31, 2015 was largely correlated with the ASP decline in our Magnetic Materials and Alloys segment.

Rare Metals
	Three months ended March 31,
	2015	2014	Variance
	(In thousands, except volume and ASP)
Gross revenues	$16,129	$20,424	$(4,295)	(21)%
Sales volume (mt)	92	101	(9)	(9)%
ASP per kilogram	$175.29	$202.21	$(26.92)	(13)%

Depreciation and amortization(a)	$2,405	$2,093	$312
Operating loss	(811)	(2,163)	1,352
OIBDA	$1,594	$(70)	$1,664
(a) Related to production and other operating expense.
Due to a 9% decrease in sales volume and a 13% reduction in ASP, our Rare Metals segment reported 21% lower revenues during the three months ended March 31, 2015. Changes in the product mix and an oversupply of gallium metal led to most of the revenue decline at Rare Metals. However, lower abnormal production costs and charges for impairment of inventory, combined with our continued efforts to contain selling, general and administrative expenses, contributed to the favorable OIBDA variance in this segment during the three months ended March 31, 2015.
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
As of March 31, 2015, the total principal balance of our outstanding debt is approximately $1.7 billion, including approximately $206.5 million of our 3.25% Convertible Notes that matures on June 15, 2016. Based on our current cash forecast, we may not have sufficient funds available to repay those convertible notes at maturity, in part because the delayed draw proceeds under the 2014 Financings (described below) would not be available in the event we do not achieve certain earnings and production targets specified in the 2014 Financings. Additionally, the agreements governing the 2014 Financings contain springing maturity obligations if we do not repay, or provide for the repayment of, certain of our 3.25% Convertible Notes by April 2016. Certain of our debt obligations contain covenants that are subject to interpretation. Although we do not believe we are in breach of any such covenants as at March 31, 2015, if a creditor under any such debt obligations decides to declare a breach of any such covenant, then such creditor could exercise its rights under the applicable debt obligations, which will trigger cross-defaults in other debt obligations. Such actions by creditors could require repayment of our debt before maturity, and we cannot assure you that we will be able to meet such repayment obligations. See more information on our convertible notes and other debt obligations at Note 6 in Item 1 of this Report.

In addition, on December 30, 2014, we received notice that we are not in compliance with the continued listing standards of the NYSE because the current trading price for our common stock is below the minimum listing requirements. We are taking actions to meet the compliance standards for continued listing on the NYSE, and are seeking approval from our stockholders for a reverse stock split as an alternative means of regaining compliance with the minimum share price requirement. However, we cannot guarantee that we will be able to meet the necessary requirements for continued listing, and, therefore, we cannot guarantee that our common stock will remain listed for trading on the NYSE. If we fail to meet the necessary requirements for our common stock to remain listed on the NYSE or other similar markets, then we will be obligated to offer to repurchase all of our outstanding convertible notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. Our failure to make such an offer or repurchase any tendered convertible notes will result in an event of default under the indentures governing our convertible notes. Any such event of default will trigger a cross-default on our other debt obligations, including the 2014 Financings. Our inability to cure any such defaults, including the prepayment of our debt obligations, would have a material adverse effect on our financial position and results of operations.
Capital expenditures for our Mountain Pass facility have decreased significantly and are expected to total approximately $35 million for the remainder of 2015 and $20 million in 2016. Additionally, we expect to spend approximately $17 million for the remainder of 2015 and $20 million in 2016 on maintenance and expansion capital expenditures across all other operating segments. Our annual cash interest payments on all debt (excluding capital leases), including unused commitment fees, currently total approximately $124 million. This amount excludes other associated fees and expenses that may become payable by us under our credit agreements. The amount of our cash requirements continues to be dependent on (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to operate and maintain our Mountain Pass facility and our other operations within our current estimates, (iii) our ability to ramp-up run rates at our Mountain Pass facility pursuant to our expectations without further delays, and to achieve lower cash costs of production as a result of further optimization of operations at our Mountain Pass facility, (iv) stable or improved market conditions, (v) our ability to sell our production of rare earths to external customers and our downstream facilities (including our ability to sell our Cerium through market acceptance of SorbX® or otherwise), (vi) our ability to repatriate cash generated from our global operations, and (vii) the absence of payments on current and future contingent liabilities.
Our cash balances of $133.6 million as of March 31, 2015 represent our primary source of liquidity to fund our capital expenditures, debt service and net operating cash requirements. As part of our plan to achieve positive cash flows from operations, we have implemented initiatives to reduce our operating and administrative costs and we will continue to pursue other cost efficiencies. Despite these efforts, due to, as discussed above, the continuing softness in the prices for our products, inconsistent or depressed demand for certain of our products and the delayed ramp-up of operations at our Mountain Pass facility, we will need additional financing in 2015 to meet our business plan and our obligations as they come due.
In August 2014, we and certain of our subsidiaries entered into a commitment letter with Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree") pursuant to which Oaktree agreed to provide to us and certain of our subsidiaries up to approximately $400.0 million in secured financing through credit facilities and the sale and leaseback of certain equipment at our Mountain Pass facility (the "2014 Financings") for corporate, operating and capital expenditures purposes. On September 11, 2014, we executed agreements governing the 2014 Financings and received initial gross proceeds totaling $250.0 million from Oaktree, with the remaining $149.8 million available to be drawn until April 30, 2016, $134.8 million of which is available only if we achieve certain financial and operational performance targets. For more information, see Note 6 in Item 1 of this Report. Additionally, availability of the other $15.0 million may be limited by certain outstanding balances under our foreign subsidiary credit facilities.
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
In December 2014, our Board of Directors approved the engagement of an independent investment bank and advisory firm to advise us in pursuing various financing alternatives to secure a more sustainable capital structure. While we are evaluating a number of alternatives, we will seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of our common stock. In addition, we may seek to reduce our cash interest cost and/or extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms. Although we have been successful in raising funds to date, there can be no assurance that adequate or sufficient funding will be available in the future, or available under terms acceptable to us.
These circumstances indicate the existence of a material uncertainty that casts substantial doubt as to our ability to meet our business plan and our obligations as they come due and, accordingly, the appropriateness of the use of the accounting principles applicable to a going concern. The unaudited condensed consolidated financial statements included in Item 1 of this Report have been prepared on a going concern basis that assumes we will be able to continue to realize our assets and discharge our liabilities in the normal course of business, and do not reflect the adjustments to the carrying amount of assets and liabilities that would be necessary if we were unable to obtain adequate financing or restructure our debt. If we are unable to execute our business plan and restructure our debt, we may not be able to continue as a going concern.
Cash Used in Operating Activities
Net cash used in operating activities was $72.9 million during the three months ended March 31, 2015, as compared to $45.8 million in the corresponding prior-year period. Lower realized prices across all of our operating segments, larger interest payments, and an increase in working capital of approximately $39.4 million led to a higher use of cash during the first quarter of 2015.
Cash Used in Investing Activities
For the quarter ended March 31, 2015, net cash used in investing activities was $5.4 million, as compared to $29.3 million in the first quarter of 2014. This decrease was primarily attributable to a significant reduction in capital expenditures at our Mountain Pass facility.
Cash from Financing Activities
Net cash from financing activities during the three months ended March 31, 2015 was $0.2 million. During the first quarter of 2014, net cash used in financing activities of $2.4 million related primarily to the final dividends we paid on our Convertible Preferred Stock.

Cash and Cash Equivalents by Country at March 31,2015	(In thousands)
China (including Hong Kong)	$52,039
Estonia	7,078
Canada	13,031
Japan	10,727
United Kingdom	3,177
Other	7,727
Total cash and cash equivalents in foreign countries	93,779

United States	39,820
Total cash and cash equivalents	$133,599
Approximately 8% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.
In addition to cash and cash equivalents, the primary sources of liquidity for our domestic and foreign subsidiaries are cash provided by operations and, in the case of our activities in China and Japan, borrowing under certain bank loans. From time to time, the sources of liquidity for our operating subsidiaries may be supplemented by intercompany loans in the form of interest bearing unsecured promissory notes. At March 31, 2015, Magnequench International Inc. (Magnetic Materials and Alloys segment) had a net receivable balance of $52.6 million from Molycorp Minerals, LLC (Resources segment) and $16.9 million from Molycorp, Inc. (Corporate); Molycorp Minerals, LLC had a net receivable balance from Molycorp Silmet (Chemicals and Oxides segment) of $18.7 million (all amounts including accrued interest). Our operating subsidiaries' liquidity generally is used to fund their working capital requirements, investments, capital expenditures and third-party debt service requirements.

Contractual Obligations
At March 31, 2015, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$7,340	$2,299	$3,637	$695	$709
Purchase obligations and other commitments (2)	10,060	10,060	—	—	—
Employee obligations (3)	2,461	2,461	—	—	—
Asset retirement obligations (4)	33,083	213	7,189	632	25,049
Long-term debt	1,734,608	7,029	756,425	971,154	—
Fixed interest on long-term debt	587,768	133,418	342,843	111,507	—
Capital lease obligations	45,617	8,278	20,566	10,420	6,353
Total	$2,420,937	$163,758	$1,130,660	$1,094,408	$32,111

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from the mining operations at our Mountain Pass facility. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us. The discount rates we used to recognize these obligations in the balance sheets range from 5% to 10%, depending on the timing of when these obligations arose or were updated. The difference between the total ARO amount from the table above and the total ARO recognized in our balance sheet at March 31, 2015 of $18.2 million represents the effect of discounting our future reclamation and remediation obligations.

Off-Balance Sheet Arrangements
As of March 31, 2015, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs. The standard does not affect the recognition and measurement of debt issuance costs. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). For public entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis.

We intend to adopt ASU 2015-03 in our financial statements for the annual period beginning on January 1, 2016. As of March 31, 2015, our other non-current assets included deferred charges related to debt issuance costs of approximately $15.1 million. The retrospective adoption of this new standard will have the effect of presenting the deferred charges balance as of December 31, 2016 and 2015 as a contra liability to our debt and capital lease obligations, rather than a non-current asset. The adoption of this new standard will have no impact to our statements of operations and comprehensive income or loss in all periods presented.

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

Interest Rate Risk

Our exposure to the interest rate risk on our total variable interest debt, which totaled $10.7 million at March 31, 2015, would not be significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report. Based on its evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting in the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Two additional shareholder derivative lawsuits were filed purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders, in the Colorado Federal District Court. These lawsuits allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events in 2011 and 2012. The Colorado Federal District Court dismissed these lawsuits. The plaintiffs filed an appeal of that ruling to the U.S. Court of Appeals for the Tenth Circuit, and the Tenth Circuit remanded these cases back to the Colorado Federal District Court. Subsequently, a different shareholder, purportedly on our behalf, filed a new shareholder derivative lawsuit in the Colorado Federal District Court alleging claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on events during 2011 through 2013. The Colorado Federal District Court sua sponte consolidated this lawsuit with the remanded lawsuits. The plaintiff in the new derivative lawsuit filed a Motion to Vacate the consolidation order. On July 15, 2014, the Colorado Federal District Court ruled that, based on the Second Consolidated Amended Derivative Complaint filed in Delaware Chancery Court, the issues raised in the Colorado derivative cases were sufficiently distinct from the issues set forth in the Delaware derivative lawsuit, and reversed its original order dismissing the lawsuits. In its order, the Colorado Federal District Court left open the opportunity for the defendants to file a motion to stay the Colorado derivative lawsuits pending the resolution of the Colorado class action lawsuit. The motion to stay was filed and fully briefed. The Colorado Federal District Court granted the defendants' Motion to Stay all of the Colorado derivative lawsuits pending resolution of the purported Colorado class action lawsuit, and further stayed the new Colorado derivative lawsuit pending resolution of the purported New York class action lawsuit. The Colorado Federal District Court subsequently administratively closed all of the Colorado derivative lawsuits.
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

ITEM 1A.    RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.
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

MOLYCORP, INC.

May 7, 2015	By:	/s/ Geoffrey R. Bedford
Geoffrey R. Bedford President and Chief Executive Officer (Principal Executive Officer)

May 7, 2015	By:	/s/ Michael F. Doolan
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