Form 10-Q
period 2015-06-30
Molycorp, Inc.
filed 2015-08-17
CIK 1489137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2015, the registrant had 259,276,814 shares of common stock, par value $0.001 per share, outstanding.

DEFINITIONS
The following table includes acronyms and abbreviations used in this report as well as definitions of certain rare earths, rare metals and mining terms often used in our public filings. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q ("Report") to “Molycorp,” “we,” “our” or “us” refer to Molycorp, Inc. and its consolidated subsidiaries.

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

PART I. FINANCIAL INFORMATION

The condensed, unaudited and not reviewed consolidated financial statements (Debtor-in-Possession) included in this report on Form 10-Q for the quarterly period ended June 30, 2015 ("Report") have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X.
On June 25, 2015, Molycorp, Inc., together with certain of its subsidiaries, filed voluntary petitions for reorganization under chapter 11 (the "Chapter 11 Cases") of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. In connection with the filing of the Chapter 11 Cases and due to a reduction in anticipated performance of the Mountain Pass operations, particularly in anticipation of the implementation of the LOP, as defined in this Report, a significant portion of our fixed assets likely will be materially impaired. Only after the finalization and adoption of the LOP will we be in a position to assess the value and the related impairment of the Mountain Pass assets.
As a result, our independent auditor, KPMG LLP, will be unable to complete a review of the consolidated financial statements included in this Report in accordance with AU section 722, Interim Financial Statements (“AU 722”), until such time as the impairment testing of our fixed assets is completed. Accordingly, since this Report is considered deficient with incomplete information and absent a review by an independent public accountant as required by Rule 10-01(d) of Regulation S-X, we expect to file an amendment to this Report upon completion of measuring and recording the impairment of our fixed assets, and after KPMG LLP completes its review of the amended report on Form 10-Q for the quarterly period ended June 30, 2015 in accordance with AU 722.
Section 906 of the Sarbanes-Oxley Act of 2002 requires our chief executive officer and chief financial officer to certify that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act. Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 require our chief executive officer and chief financial officer to certify that the financial statements and other the information contained in the Report fairly present, in all material respects, our financial condition and results of operations. Before our officers can make such certifications, we must complete the analysis of the impairment of our Mountain Pass assets. Once we complete this analysis, and KPMG LLP completes its review under AU 722, we expect to file an amendment to this Report in which our chief executive officer and chief financial officer will make the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1. FINANCIAL STATEMENTS
MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets at June 30, 2015 (Unaudited and Not Reviewed) and at December 31, 2014
(In thousands, except shares and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
	Not Reviewed
Cash and cash equivalents	$76,776	$211,685
Trade accounts receivable, net	49,264	44,575
Inventory (Note 4)	171,308	169,323
Prepaid expenses and other current assets	37,815	29,332
Total current assets	335,163	454,915
Deposits	31,248	31,078
Property, plant and equipment, net (Note 5)	1,675,558	1,707,970
Inventory, non-current (Note 4)	24,321	25,127
Intangible assets, net	207,617	215,871
Investments	7,852	8,801
Goodwill	102,808	102,808
Other non-current assets	3,077	29,416
Total assets	$2,387,644	$2,575,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$24,841	$40,842
Accrued expenses	28,544	33,666
Interest payable	5	18,300
Debt and capital lease obligations, current (Note 6)	14,241	12,560
Other current liabilities	8,284	4,686
Total current liabilities	75,915	110,054

Liabilities subject to compromise (Note 2)	1,833,331	—

Asset retirement obligation, net of current portion	10,977	17,799
Deferred tax liabilities, non-current	62,477	63,802
Debt and capital lease obligations, net of current portion (Note 6)	17,530	1,559,781
Other non-current liabilities	11,764	20,247
Total liabilities	2,011,994	1,771,683
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized at June 30, 2015 and December 31, 2014	260	260
Additional paid-in capital	2,248,794	2,245,478
Accumulated other comprehensive income (loss)	1,402	(3,323)
Accumulated deficit	(1,882,310)	(1,445,408)
Total Molycorp stockholders’ equity	368,146	797,007
Noncontrolling interests	7,504	7,296
Total stockholders’ equity	375,650	804,303
Total liabilities and stockholders’ equity	$2,387,644	$2,575,986

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Not Reviewed		Not Reviewed
Revenues	$113,842	$116,907	$220,266	$235,432
Costs of sales:
Costs excluding depreciation and amortization	(125,674)	(113,399)	(231,549)	(238,872)
Depreciation and amortization	(25,868)	(20,079)	(51,148)	(36,226)
Gross loss	(37,700)	(16,571)	(62,431)	(39,666)
Operating expenses:
Selling, general and administrative	(26,253)	(20,424)	(47,710)	(38,379)
Depreciation, amortization and accretion	(1,614)	(7,257)	(7,186)	(14,459)
Revisions in estimated ARO cash flows	4,042	—	4,042	—
Research and development	(3,484)	(4,483)	(6,625)	(7,249)
Operating loss	(65,009)	(48,735)	(119,910)	(99,753)

Other (expense) income	(3,017)	296	(894)	770
Gain on conversion of convertible notes	10,895	—	10,895	—
Interest expense	(54,869)	(41,285)	(101,169)	(76,925)
Reorganization items, net (Note 2)	(219,133)	—	(219,133)	—
Loss before income taxes and equity earnings	(331,133)	(89,724)	(430,211)	(175,908)
Income tax (expense) benefit	(3,352)	7,427	(6,320)	9,334
Equity in income (loss) of affiliates	59	(1,553)	(164)	(3,275)
Net loss	(334,426)	(83,850)	(436,695)	(169,849)
Net income attributable to noncontrolling interests	143	49	207	112
Net loss attributable to Molycorp stockholders	$(334,569)	$(83,899)	$(436,902)	$(169,961)

Net loss	$(334,426)	$(83,850)	$(436,695)	$(169,849)
Other comprehensive income (loss):
Foreign currency translation adjustments	(64)	(109)	4,725	(961)
Comprehensive loss	$(334,490)	$(83,959)	$(431,970)	$(170,810)
Comprehensive income (loss) attributable to:
Molycorp stockholders	(334,633)	(84,008)	(432,177)	(170,922)
Noncontrolling interest	143	49	207	112
	$(334,490)	$(83,959)	$(431,970)	$(170,810)

Net loss attributable to Molycorp stockholders	$(334,569)	$(83,899)	$(436,902)	$(169,961)
Dividends on Convertible Preferred Stock	—	—	—	(2,846)
Loss attributable to common stockholders	$(334,569)	$(83,899)	$(436,902)	$(172,807)

Weighted average common shares outstanding—basic	254,347,447	224,223,506	250,101,334	222,806,917
Basic loss per share:	$(1.32)	$(0.37)	$(1.75)	$(0.78)

Weighted average common shares outstanding—diluted	254,347,447	224,223,506	250,101,334	222,806,917
Diluted loss per share:	$(1.32)	$(0.37)	$(1.75)	$(0.78)

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$
Balance at December 31, 2014	259,831,422	$260	$2,245,478	$(3,323)	$(1,445,408)	$797,007	$7,296	$804,303
	Not Reviewed
Stock-based compensation	83,791	—	2,989	—	—	2,989	—	2,989
Conversion of Exchangeable Shares	8,423	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	2,924	—	1	—	—	1	—	1
Issuance of shares for conversion of convertible notes	1,745,745	2	363	—	—	365	—	365
Warrants exercise (Note 8)	18,071,175	18	(18)	—	—	—	—	—
Borrowed Shares returned (Note 8)	(20,466,666)	(20)	20	—	—	—	—	—
Net (loss) income	—	—	—	—	(436,902)	(436,902)	207	(436,695)
Distribution to noncontrolling interests	—	—	—	—	—	—	(60)	(60)
Other comprehensive loss	—	—	—	4,725	—	4,725	—	4,725
Other	—	—	(39)	—	—	(39)	61	22
Balance at June 30, 2015	259,276,814	$260	$2,248,794	$1,402	$(1,882,310)	$368,146	$7,504	$375,650

	Common Stock		Series A Mandatory Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total Molycorp Stockholders' Equity	Non controlling interests	Total Stockholders' Equity
	Shares	$	Shares	$
Balance at December 31, 2013	240,380,094	$241	2,070,000	$2	$2,194,405	$(6,451)	$(840,474)	$1,347,723	$29,339	$1,377,062
Stock-based compensation	189,188	—	—	—	1,570	—	—	1,570	—	1,570
Conversion of Series A Mandatory Convertible Preferred Stock	4,140,000	4	(2,070,000)	(2)	(2)	—	—	—	—	—
Conversion of Exchangeable Shares	21,313	—	—	—	—	—	—	—	—	—
Issuance of shares for conversion of Debentures	2,518	—	—	—	12	—	—	12	—	12
Share-lending arrangements	—	—	—	—	15,062	—	—	15,062	—	15,062
Net (loss) income	—	—	—	—	—	—	(169,961)	(169,961)	112	(169,849)
Preferred dividends	—	—	—	—	(2,846)	—	—	(2,846)	—	(2,846)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,135)	(1,135)
Other comprehensive loss	—	—	—	—	—	(961)	—	(961)	—	(961)
Other	—	—	—	—	(263)	—	—	(263)	19	(244)
Balance at June 30, 2014	244,733,113	$245	—	$—	$2,207,938	$(7,412)	$(1,010,435)	$1,190,336	$28,335	$1,218,671

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
	Not Reviewed
Cash flows from operating activities:
Net loss	$(436,695)	$(169,849)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	58,334	50,685
Deferred income tax benefit	(1,377)	(14,712)
Inventory write-downs	61,930	36,863
Stock-based compensation	2,714	2,288
Equity in results of affiliates	164	3,275
PIK interest	6,136	—
Gain on conversion of convertible notes	(10,895)	—
Non-cash reorganization items, net	219,133	—
Revisions in estimated ARO cash flows	(4,042)	—
Write-off of debt issuance costs	11,563	—
Other operating adjustments	9,875	5,115
Net change in operating assets and liabilities (Note 13)	(37,799)	(31,913)
Net cash used in operating activities	(120,959)	(118,248)
Cash flows from investing activities:
Capital expenditures	(14,303)	(44,687)
Recovery from insurance claims	—	12,900
Other investing activities	947	(308)
Net cash used in investing activities	(13,356)	(32,095)
Cash flows from financing activities:
Repayments of debt	1,158	(3,079)
Payments of preferred dividends	—	(2,846)
Dividend paid to noncontrolling interests	(60)	(1,135)
Other financing activities	(1,581)	164
Net cash used in financing activities	(483)	(6,896)
Effect of exchange rate changes on cash	(111)	(706)
Net change in cash and cash equivalents	(134,909)	(157,945)
Cash and cash equivalents at beginning of the period	211,685	314,317
Cash and cash equivalents at end of period	$76,776	$156,372

See accompanying notes to the condensed consolidated financial statements.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

(1)	Basis of Presentation
The accompanying unaudited and not reviewed condensed consolidated financial statements (Debtor-in-Possession), which we refer to as condensed consolidated financial statements, have been prepared in accordance with GAAP for interim financial information and Regulation S-X promulgated under the Exchange Act, and reflect all adjustments that are normal and recurring in nature, which, in the opinion of management, are necessary for the fair presentation of our financial position, results of operations and cash flows at June 30, 2015, and for all periods presented, except for measuring and recording the impairment of the Mountain Pass assets. Only after the finalization and adoption of the LOP, as defined below, will we be in a position to assess the value and the related impairment of the Mountain Pass assets. In addition, the accompanying unaudited and not reviewed condensed consolidated financial statements have been prepared following the same significant accounting policies and procedures used in the preparation of the audited financial statements included in our most recent Annual Report on Form 10-K.
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
The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.
Going Concern
The circumstances outlined below indicate the existence of a material uncertainty that casts substantial doubt as to our ability to meet our business plan and our obligations as they come due and, accordingly, the appropriateness of the use of the accounting principles applicable to a going concern.
As a result of continuing softness in the prices for our products, as well as inconsistent or depressed demand for certain of our products and the delayed ramp-up of operations at Mountain Pass, we have incurred, and continue to incur, significant operating losses that have limited our ability to meet our financial obligations. While certain of our business units currently generate positive cash flow from operations, we have not yet achieved break-even cash flow from operations (excluding interest) on a consolidated basis.
On June 25, 2015 (the "Petition Date"), Molycorp, Inc., together with certain of our subsidiaries, filed voluntary petitions for reorganization under chapter 11 (the "Chapter 11 Cases") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"). The filing of the Chapter 11 Cases constitutes an event of default that accelerated several of our debt obligations. Please refer to Item 3 of Part II in this Report for more information on the default upon our significant debt securities. In addition, on June 25, 2015, we received a notice from the New York Stock Exchange ("NYSE"), advising us that, in light of the filing of the Chapter 11 Cases, trading of our common stock on the NYSE was no longer in compliance with its listing requirements and, on July 25, 2015, our common stock was officially delisted from the NYSE. Our common stock began trading on over-the-counter markets under the symbol MCPIQ on June 26, 2015. Please refer to Note 2 of this Report for more information on the Chapter 11 Cases.
Our ability to continue as a going concern is contingent upon, among other factors, our ability to develop a reorganization plan acceptable to our creditors, the Court’s confirmation of our reorganization plan, our ability to successfully implement such a reorganization plan, and our ability to comply with the covenants contained in the Secured Superpriority Debtor-In-Possession Credit Agreement approved by the Court on July 24, 2015 (the "Final DIP Credit Agreement"), which we are disclosing as a subsequent event in Note 18 of this Report. While we operate as a debtor-in-possession under Chapter 11, and upon approval of the Court, we may sell or liquidate assets and settle liabilities for amounts that differ from those reported in the accompanying condensed consolidated financial statements. In addition, the amount of our cash requirements during the bankruptcy proceedings will be dependent on, among other things, (i) the accuracy of our cost estimates for capital expenditures, (ii) our ability to develop and implement a limited operations plan for Mountain Pass that is acceptable to our creditors, pursuant to the Final DIP Credit Agreement (the "Limited Operations Plan" or "LOP"), (iii) stable or improved market conditions, (iv) our ability to sell any production of rare earths and other products manufactured pursuant to the LOP to external customers and our downstream facilities, (v) our ability to repatriate cash generated from our global operations, and (vi) the absence of payments on current and future contingent liabilities.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments pertaining to the recoverability and classification of assets or the amount and classification of liabilities or any other adjustments that would be necessary if we were unable to continue as a going concern or were unable to implement a reorganization plan that would allow us to achieve a more sustainable capital structure. A plan of reorganization, if and when approved by the Court, could materially change the amounts and classifications of assets and liabilities reported in the accompanying unaudited consolidated financial statements.
Recently Issued Accounting Pronouncements

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

We intend to adopt ASU 2015-03 in our financial statements for the annual period beginning on January 1, 2016. As of June 30, 2015, as a result of the Chapter 11 Cases, we no longer had deferred charges related to debt issuance costs in our condensed consolidated balance sheet.

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

Step 1: Identify the contract with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The new guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity will be required to disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. At issuance, the ASU 2014-09 was effective starting in 2017 for calendar-year public entities, and interim periods within that year. On August 12, 2015, the FASB issued the ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

An entity should apply ASU 2014-09 using one of the following two methods:

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

We intend to adopt ASU 2014-09 in our financial statements for the annual period beginning on January 1, 2018. The extent of the impact of adoption of the standard has not yet been determined.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

(2)	Reorganization Proceedings
Voluntary Reorganization Under Chapter 11
In addition to Molycorp, Inc., the Debtors in the Chapter 11 Cases include certain of its direct and indirect wholly owned domestic subsidiaries and certain of our foreign subsidiaries in Canada, Barbados and Luxembourg (collectively, the "Debtors"). The Debtors are continuing in possession of their properties and are managing their businesses, as debtors-in-possession, in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Our operating subsidiaries in Hong Kong, China, Thailand, Japan, Korea, Germany, United Kingdom, Estonia and Singapore, our non-operating subsidiary in Sri Lanka, and our majority owned joint venture in Quapaw, Oklahoma currently are not Debtors (collectively, the "Non-Filing Entities") under the Chapter 11 Cases. The Chapter 11 Cases are styled In re Molycorp, Inc., et al, U.S. Bankruptcy Court, District of Delaware, Case No. 15-11357.
The Chapter 11 Cases are intended to permit us to reorganize and increase our liquidity, and to focus on the more profitable aspects of our business while limiting cash costs attributable to our other operations. Our goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a reorganization plan could materially alter the classifications and amounts reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.
During the Chapter 11 Cases, and upon approval of the Court, we may seek to convert a significant portion of our outstanding debt to equity, including the exchange of debt for shares of common stock of the reorganized company. In addition, we may seek to reduce our cash interest cost and/or extend debt maturity dates by negotiating the exchange of outstanding debt for new debt with modified terms.
Operation and Implication of the Bankruptcy filing

Under Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over our property. Accordingly, although the Chapter 11 Cases triggered defaults for certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Substantially all of our pre-petition liabilities are subject to settlement under a reorganization plan. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications of assets and liabilities in our consolidated financial statements.
At the first hearing the Court held on June 26, 2015, we obtained approval to pay both pre-petition wages and benefits that were earned before the Petition Date and have not yet been paid, and we are authorized to pay post-petition wages and benefits earned after the Petition Date. On June 26, 2015, the Court approved a number of other motions, allowing us to maintain our banking systems, insurance programs, utilities, and pay certain essential suppliers and lienholders for pre-petition amounts as warranted. All of the orders signed by the Court under the Chapter 11 Cases can be found by clicking on the Prime Clerk link in the Investor Relations Center of our website http://www.molycorp.com/investors.
The U.S. Trustee for the District of Delaware (the "U.S. Trustee") has appointed an official committee of unsecured creditors (the “UCC”). The UCC is organized to represent the interests of all creditors that have unsecured claims against the Debtors. The UCC and its legal representatives have a right to be heard on all matters affecting the Debtors that come before the Court. There can be no assurance that the UCC will support the Debtors' positions on matters to be presented to the Court in the future or on any reorganization plan, once proposed.
Reorganization Plan

In order for us to emerge successfully from the Chapter 11 Cases, we must obtain the Court's approval of a reorganization plan, which will enable us to transition from the Chapter 11 Cases into ordinary course operations outside of bankruptcy. In connection with a reorganization plan, we also may require a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Chapter 11 Cases. A reorganization plan determines the rights and satisfaction of claims from various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which the reorganization plan is confirmed.
Although our goal is to file a plan of reorganization that restructures the liabilities of the existing Molycorp business, we may determine that it is in the best interests of the Debtors’ estates to seek Court approval of a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement.
We expect that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors' estates, treatment of our existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized company. Any proposed reorganization plan will potentially be subject to revision based upon negotiations with our secured creditors, the U.S. Trustee, the UCC and other interested parties, and thereafter in response to objections and the requirements of the Bankruptcy Code or the Court. There can be no assurance that we will be able to secure approval for any proposed reorganization plan from the Court. In the event we do not secure approval of a proposed reorganization plan, we may not have sufficient time to propose a revised plan before the outstanding principal and interest under the Final DIP Credit Agreements becomes due and payable.
Debtor-In-Possession Financing
On July 2, 2015, we received approval from the Court, pursuant to an interim order (the "Interim Order"), to borrow an aggregate of $22.0 million in interim debtor-in-possession financing provided by an affiliate of Oaktree Capital Management. On July 22, 2015, the Court, pursuant to a final order (the "Final Order"), approved the Final DIP Credit Agreement for an additional aggregate of $113.4 million from the same lender. Please refer to Note 18 of this Report for more information on the debtor-in-possession financings.
Liabilities subject to compromise
Upon filing a petition for reorganization, GAAP provides that all liabilities are to be separated into obligations that were incurred prior to the filing of a bankruptcy petition (the "pre-petition liabilities") and those incurred after the filing of the petition (the "post-petition liabilities"). Pre-petition liabilities are further segregated into liabilities subject to compromise ("LSTC") and liabilities not subject to compromise. LSTC are pre-petition obligations that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. However, fully secured liabilities may become impaired under a reorganization plan and may be classified as LSTC.
LSTC, including claims that become known after a bankruptcy petition is filed, are reported on the basis of the expected amount of the total allowed claim, even though they may be settled for lesser amounts. Allowed claims are initially included in the debtors listing of liabilities filed with the bankruptcy court or submitted by a creditor to the bankruptcy court and not objected by the debtor. Allowed claims remain subject to future adjustment that may result from actions of the bankruptcy court, rejection of contracts and unexpired leases, negotiations, disputed claims, valuation of collateral securing claims, and other events. The following table presents the pre-petition LSTC of the Debtors as of June 30, 2015:

June 30, 2015
(In thousands)
Trade accounts payable	$16,485
Debt (Note 6)	1,764,380
Interest payable	52,001
Other accounts payable	465
$1,833,331
Please refer to Note 6 of this Report for more information on our debt subject to compromise.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Reorganization items, net
We report costs directly associated with the reorganization proceedings as reorganization items, net in the accompanying condensed consolidated statements of operations and comprehensive loss. These costs include legal and other professional advisory fees pertaining to the Chapter 11 Cases, and all adjustments made to the carrying amount of certain pre-petition liabilities reflecting claims allowed by the Court. The following table presents the reorganization items incurred after the Petition Date:

Three and Six Months Ended June 30, 2015
(In thousands)
Legal and other professional fees	$(1,849)
Adjustments to the carrying amount of debt	(97,306)
Write-off of deferred financing costs	(13,769)
Gain on fair value adjustment of Springing Maturity derivative (Note 14)	8,008
Early Payment Premium on Term Loans	(48,253)
Incremental Stipulated Loss Value on Equipment Financing	(65,964)
$(219,133)

Consolidation
When one or more entities in the consolidation group are in bankruptcy and some other entities in the consolidation group are not, GAAP requires us to present separate condensed combined financial statements of the entities that are in bankruptcy. As such, condensed combined financial statements of the Debtors are presented in Note 17.

(3)	Segment Information
Our operations are organized into four reportable segments, each reflecting a unique combination of product lines and technologies: Resources, Chemicals and Oxides, Magnetic Materials and Alloys, and Rare Metals.
The Resources segment includes our operations at the Mountain Pass facility that, currently, is equipped to perform rare earth minerals extraction to produce LREC; separated rare earth oxides, including Lanthanum, Cerium, and Neodymium-Praseodymium; heavy rare earth concentrates, which include Samarium, Europium, Gadolinium, Terbium, Dysprosium, and others; and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX®.
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

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

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

Three months ended June 30, 2015	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$1,780	$38,989	$49,273	$23,800		$—	$113,842
Inter-segment	13,531	6,967	1,202	—		(21,700)	—
Total revenues	$15,311	$45,956	$50,475	$23,800		$(21,700)	$113,842
OIBDA	$(35,457)	$5,344	$8,113	$1,783
Depreciation, amortization and accretion	(18,730)	(2,313)	(4,165)	(2,218)
Operating (loss) income	$(54,187)	$3,031	$3,948	$(435)	$(16,216)	$(1,150)	$(65,009)
Other expense							(3,017)
Gain on conversion of convertible notes							10,895
Interest expense							(54,869)
Reorganization items, net							(219,133)
Loss before income taxes and equity earnings							$(331,133)

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Six months ended June 30, 2015	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$4,294	$76,278	$99,780	$39,914		$—	$220,266
Inter-segment	21,846	12,476	2,818	15		(37,155)	—
Total revenues	$26,140	$88,754	$102,598	$39,929		$(37,155)	$220,266
OIBDA	$(70,305)	$11,081	$20,359	$3,379
Depreciation, amortization and accretion	(40,684)	(4,596)	(8,320)	(4,625)
Operating (loss) income	$(110,989)	$6,485	$12,039	$(1,246)	$(28,294)	$2,095	$(119,910)
Other expense							(894)
Gain on conversion of convertible notes							10,895
Interest expense							(101,169)
Reorganization items, net							(219,133)
Loss before income taxes and equity earnings							$(430,211)

Three months ended June 30, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$2,331	$45,437	$53,195	$15,944		$—	$116,907
Inter-segment	7,706	3,195	1,165	—		(12,066)	—
Total revenues	$10,037	$48,632	$54,360	$15,944		$(12,066)	$116,907
OIBDA	$(30,298)	$4,836	$11,812	$740
Depreciation, amortization and accretion	(17,009)	(3,908)	(4,261)	(2,101)
Operating (loss) income	$(47,307)	$928	$7,551	$(1,361)	$(9,083)	$537	$(48,735)
Other income							296
Interest expense							(41,285)
Loss before income taxes and equity earnings							$(89,724)

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Six months ended June 30, 2014	Resources	Chemicals and Oxides	Magnetic Materials and Alloys	Rare Metals	Corporate and other (a)	Eliminations(b)	Total Molycorp, Inc.
	(In thousands)
Revenues:
External	$5,442	$85,707	$107,915	$36,368		$—	$235,432
Inter-segment	20,159	9,481	2,383	—		(32,023)	—
Total revenues	$25,601	$95,188	$110,298	$36,368		$(32,023)	$235,432
OIBDA	$(66,742)	$8,136	$25,489	$671
Depreciation, amortization and accretion	(30,101)	(7,781)	(8,498)	(4,194)
Operating (loss) income	$(96,843)	$355	$16,991	$(3,523)	$(16,196)	$(537)	$(99,753)
Other income							770
Interest expense							(76,925)
Loss before income taxes and equity earnings							$(175,908)

a.	Includes business development costs, personnel costs, stock-based compensation, accounting and legal fees, occupancy expense, information technology costs and interest expense.

b.	Consists of inter-segment sales and gross profits eliminations as well as eliminations of lower of cost or market adjustments related to inter-segment inventory.

(4)	Inventory
At June 30, 2015 and December 31, 2014, our inventory consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Current:
Raw materials	$48,692	$47,796
Work in process	26,502	24,901
Finished goods	67,025	67,795
Materials and supplies	29,089	28,831
Total current	$171,308	$169,323
Long-term:
Raw materials	$24,321	$25,127
Total long-term	$24,321	$25,127

The following table presents charges to costs of sales related to our assessment of normal production levels and write-downs of inventory:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Abnormal production costs expensed (a)	$18,289	$17,562	$46,790	$42,546
Write-down to the lower of cost or market (b)	33,063	19,359	61,931	35,520
Write-downs of stockpile inventory (c)	—	132	—	1,342
	$51,352	$37,053	$108,721	$79,408

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

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
We capitalized expenditures of $9.5 million and $13.0 million for the three and six months ended June 30, 2015, respectively, and $17.2 million and $29.4 million for the three and six months ended June 30, 2014, respectively. The majority of these capital expenditures related to capital projects performed at Mountain Pass (Resources segment). At June 30, 2015 and December 31, 2014, our property, plant and equipment consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Land	$13,507	$13,121
Land improvements	308,090	305,119
Buildings and improvements	811,198	811,418
Plant and equipment	711,650	623,453
Vehicles	3,084	2,884
Computer software	12,637	12,268
Furniture and fixtures	1,043	1,039
Construction in progress (a)	16,623	80,699
Natural gas delivery facility under capital lease	15,658	15,658
Mining equipment under capital lease	10,982	10,982
Mineral properties	24,539	23,669
Property, plant and equipment at cost	1,929,011	1,900,310
Less accumulated depreciation	(253,453)	(192,340)
Property, plant and equipment, net	$1,675,558	$1,707,970

(a)	Primarily related to expenditures at the Mountain Pass facility.

Mineral properties and development costs, which are referred to collectively as mineral properties, include acquisition costs, drilling costs, and the cost of other development work associated with Mountain Pass, all of which are capitalized.
Due to a reduction in the anticipated performance of the Mountain Pass operations, particularly in anticipation of the implementation of the LOP, a significant portion of our fixed assets may be materially impaired. Only after the finalization and adoption of the LOP will we be in a position to assess the value and any related impairment of the Mountain Pass assets. We expect to file an amendment to this Report upon completion of measuring and recording the impairment of the Mountain Pass fixed assets.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

(6)	Debt and Capital Lease Obligations
The following table provides a summary of our debt and capital lease obligations, and the Debtors' obligations subject to compromise as of June 30, 2015:

	June 30, 2015		December 31, 2014
	Current	Non-Current	Current	Non-Current
	(In thousands)
Debt not subject to compromise:
3.25% Convertible Notes, net of discount, due June 2016	—	—	—	193,549
6.00% Convertible Notes, net of discount, due September 2017	—	—	—	335,969
5.00% Debentures, net of discount, due December 2017	—	—	—	2,075
5.50% Convertible Notes, net of discount, due February 2018	—	—	—	143,581
10% Senior Secured Notes, net of discount, due June 2020	—	—	—	638,899
12.00% Term Loans, due September 2019	—	—	—	98,812
12.00% Equipment Financing, due September 2019	—	—	—	127,594
Bank loans due November 2015 - June 2017	10,842	64	9,326	91
Capital lease obligations	3,399	17,466	3,234	19,211
	14,241	17,530	12,560	1,559,781

Debt subject to compromise:
3.25% Convertible Notes due June 2016	206,505	—	—	—
6.00% Convertible Notes due September 2017	382,986	—	—	—
5.00% Debentures due December 2017	1,745	—	—	—
5.50% Convertible Notes due February 2018	148,939	—	—	—
10% Senior Secured Notes due June 2020	650,000	—	—	—
12.00% Term Loans, due September 2019	162,857	—	—	—
12.00% Equipment Financing, due September 2019	211,348	—	—	—
	1,764,380	—	—	—
Weighted average interest rate on the bank loans was 3.49% and 4.1% at June 30, 2015 and December 31, 2014, respectively. The bank loans due November 2015 - June 2017 are credit facilities entered into by certain of the Non-Filing Entities.
The filing of the Chapter 11 Cases constitutes an event of default that accelerated most of our debt obligations for which principal and accrued interest became payable and due immediately upon the commencement of the bankruptcy proceedings. However, payments on most of our obligations became subject to the automatic stay as of the Petition Date, and no payments will be made to our creditors unless approved by the Court. Scheduled minimum debt repayments, including interest and excluding capital lease obligations, were as follows at June 30, 2015:

Debt maturities, including PIK interest and excluding capital leases	(In thousands)
Remainder of 2015	$1,769,976
2016	5,269
2017	28
2018	—
2019	—
Thereafter	—
Total	$1,775,273

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

12.00% Term Loans and Equipment Financing
On September 11, 2014, we entered into two term loans and one equipment financing agreement (the "2014 Financings") with an affiliate of Oaktree Capital Management, L.P. (collectively with certain of its affiliates and funds under its management, "Oaktree"). The 2014 Financings consist of the following:

a.
A term loan facility of $185.0 million (the “Parent Term Loan”), $50.2 million of which was advanced on September 11, 2014 and $134.8 million was available to be drawn at any time until April 30, 2016, subject to the satisfaction of certain conditions. However, as part of the Final DIP Credit Agreement, no more funds are available to be drawn under the Parent Term Loan. Proceeds from this loan were used prior to the Petition Date for capital expenditures, interest expense and general corporate purposes, including the repurchase of certain of our convertible notes owned by Oaktree, and the payment of transaction expenses related to the 2014 Financings.

b.
A term loan facility of $75.0 million (the “Magnequench Term Loan”), $60.0 million of which was advanced on September 11, 2014 and $15.0 million was available to be drawn at any time until April 30, 2016, subject to the satisfaction of certain conditions. However, as part of the Final DIP Credit Agreement, no more funds are available to be drawn under the Magnequench Term Loan. Proceeds from this loan were used to satisfy certain intercompany obligations of Magnequench, Inc. and to make certain intercompany loans.

The contractual interest rates on the Parent Term Loan and the Magnequench Term Loan (collectively, the “Term Loans”) are 7.00% per year payable in cash and 5.00% per year payable in kind (“PIK interest”). The Term Loans mature on September 11, 2019, and, prior to the Petition Date, were subject to certain springing maturity conditions. In addition, according to the agreements governing the Term Loans, any prepayment of the loans and any repayment (or other satisfaction) of the loans after acceleration would be subject to certain early payment premium obligations.
The springing maturity conditions, in combination with the early payment premiums payable upon triggering the springing maturity, met the definition of an embedded derivative liability subject to bifurcation from its host debt instrument at inception. See Note 14 of this Report for more information on this derivative liability. As a result of the event of the default on the Term Loans triggering the early repayment premium, the fair value of the springing maturity liability was determined to be nil. We recognized a gain on the fair value adjustment of $8.0 million as a reorganization item in our condensed consolidated statements of operations and comprehensive loss.
We accrued $48.3 million to account for the early payment premium obligation. The amount was recorded as an increase to the Term Loans as of June 30, 2015, with a corresponding charge to reorganization items for the three and six months ended June 30, 2015. According to the terms of the Final DIP Credit Agreement, the early payment premium obligation under the Term Loans remained an allowed valid and enforceable obligation, although we retain the right to argue that the early payment premium obligations are (a) not payable due to the reinstatement or assumption of the applicable obligations or (b) less in amount due to the date used for the calculation thereof.
Notwithstanding the forgoing, pursuant to paragraph 25 of the Final Order, parties have until 90 days after July 8, 2015 to commence a contested matter or adversary proceeding with respect to the early payment premium obligations and certain related matters (or to seek standing to do so).

c.
A Purchase and Sale Agreement pursuant to which we sold to Oaktree certain equipment including, but not limited to, parts of our natural gas powered co-generation power plant, the Chlor-Alkali facility and the water treatment plant (collectively, the “Equipment”), located at Mountain Pass. In exchange for the sale of the Equipment, we received proceeds of $139.8 million that have been used for the development and improvement of the Equipment and other assets at Mountain Pass. Concurrently with entering into the Purchase and Sale Agreement, we and Oaktree entered into an Equipment Lease Agreement, which we refer to as the "Equipment Financing", whereby we leased back all of the Equipment. The Equipment Financing has a five-year term with the following approximate annual rent payments (due quarterly in arrears): $10.1 million in the first year, $10.7 million in the second year, $11.2 million in the third year, $11.8 million in the fourth year and $12.4 million in the fifth year with an additional payment of approximately $179.9 million on the fifth anniversary of the lease commencement date. Rent payments on the Equipment Financing are based on a 7% annual rate applied to the unpaid principal balance plus accrued, but unpaid interest calculated at an annual rate of 5%.

We accrued $66.0 million to account for a Stipulated Loss Value ("SLV") obligation as an increase of the Equipment Financing balance as of June 30, 2015, with a corresponding charge to reorganization items for the three and six

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

months ended June 30, 2015. Under the terms of the Equipment Lease Agreement, a SLV would be payable to Oaktree in the event of certain defaults. According to the terms of the Final DIP Credit Agreement, the SLV remained an allowed valid and enforceable obligation, although we retain the right to argue that the SLV is (a) not payable due to the reinstatement or assumption of the applicable obligations or (b) less in amount due to the date used for the calculation thereof.
Notwithstanding the forgoing, pursuant to paragraph 25 of the Final Order, parties have until 90 days after July 8, 2015 to commence a contested matter or adversary proceeding with respect to the SLV obligation and certain related matters (or to seek standing to do so).
The following table presents a reconciliation of the principal amount to the net carrying value of the Term Loans and the Equipment Financing:

	12.00% Term Loans	12.00% Equipment Financing
	June 30, 2015
	(In thousands)
Principal amount	$114,604	$145,384
Early Payment Premium on Term Loans	48,253	—
Incremental Stipulated Loss Value on Equipment Financing	—	65,964
Unamortized debt discount	(11,304)	(12,647)
Adjustment for estimate of allowed claims and write-off of discounts	11,304	12,647
Net carrying amount	$162,857	$211,348

	12.00% Term Loans	12.00% Equipment Financing
	December 31, 2014
	(In thousands)
Principal amount	$111,858	$141,993
Unamortized debt discount	(13,046)	(14,399)
Net carrying amount	$98,812	$127,594

Effective as of the Petition Date, we ceased amortizing discounts and issuance costs on our debt subject to compromise, and recorded interest expense for the amount that will be paid, or that is probable of becoming an allowed claim, during the Chapter 11 Cases. The following table shows the interest expense recorded in the interim periods presented in this Report on the Term Loans and the Equipment Financing:

Recorded Interest	12.00% Term Loans	12.00% Equipment Financing	12.00% Term Loans	12.00% Equipment Financing
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	(In thousands)
Cash interest	$2,224	$2,373	$4,556	$4,857
PIK interest	1,336	1,695	2,746	3,390
Accretion of discount and amortization of issuance costs	1,144	1,314	2,390	2,743
	$4,704	$5,382	$9,692	$10,990

The contractual interest expense that would have been accrued on the Term Loans and the Equipment Financing if they were not subject to compromise is as follows:

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Contractual Interest	12.00% Term Loans	12.00% Equipment Financing	12.00% Term Loans	12.00% Equipment Financing
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	(In thousands)
Cash interest	$2,004	$2,542	$3,962	$5,026
PIK interest	1,432	1,816	2,830	3,590
	$3,436	$4,358	$6,792	$8,616
Obligations under the 2014 Financings are guaranteed by us and certain of our subsidiaries that also guarantee the obligations under our 10% Senior Secured Notes (the “Pari Passu Guarantors”). Our obligations and those of the Pari Passu Guarantors under the 2014 Financings are secured by a pari passu lien on substantially all of our assets and the assets of the Pari Passu Guarantors (the “Pari Passu Collateral”) on an equal and ratable basis with the obligations under the 10% Senior Secured Notes. The maximum principal amount of debt under the 2014 Financings secured by the Pari Passu Collateral shall not exceed $300.0 million in the aggregate at any time or such higher amount permitted by the Pari Passu Indenture. In addition, the obligations under the 2014 Financings are guaranteed by certain of our other subsidiaries (the “First Priority Guarantors”). The obligations of the First Priority Guarantors under the 2014 Financings are secured by a first priority lien on certain equity interests owned by the First Priority Guarantors, including equity interests of certain foreign subsidiaries. In addition, the Magnequench Term Loan is secured by a first priority lien on substantially all of the assets of Magnequench, Inc.
Convertible Notes, 10% Senior Secured Notes and 5% Debentures
The following table presents a reconciliation of the principal to the net carrying amount for each of our Convertible Notes, 10% Senior Secured Notes and our 5% Debentures. The debt balances as of June 30, 2015 reflect the amounts that are probable of becoming allowed claims:

At June 30, 2015
	3.25% Convertible Notes	6.00% Convertible Notes	5.50% Convertible Notes	10% Senior Secured Notes	5% Debentures
	(In thousands)
Principal amount	$206,505	$382,986	$148,939	$650,000	$1,745
Unamortized debt discount	(9,330)	(39,335)	(14,284)	(10,338)	—
Adjustment for estimate of allowed claims and write-off of discounts	9,330	39,335	14,284	10,338	—
Net carrying amount	$206,505	$382,986	$148,939	$650,000	$1,745

At December 31, 2014
	3.25% Convertible Notes	6.00% Convertible Notes	5.50% Convertible Notes	10% Senior Secured Notes	5% Debentures
	(In thousands)
Principal amount	$206,505	$383,000	$161,500	$650,000	$2,075
Unamortized debt discount	(12,956)	(47,031)	(17,919)	(11,101)	—
Net carrying amount	$193,549	$335,969	$143,581	$638,899	$2,075

Effective as of the Petition Date, we ceased amortizing discounts and issuance costs on our debt subject to compromise, and recorded interest expense for the amount that will be paid, or that is probable of becoming an allowed claim, during the Chapter 11 Cases. The following table shows the interest expense recorded in the interim periods presented in this Report for each of our Convertible Notes and our 5% Debentures:

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Recorded Interest
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
3.25% Convertible Notes	$3,325	$4,070	$6,882	$8,128
6.00% Convertible Notes	9,218	10,275	18,906	20,425
5.50% Convertible Notes	3,225	3,676	6,657	7,335
10% Senior Secured Notes	15,636	16,645	32,384	33,284
5% Debentures	22	27	44	54
	$31,426	$34,693	$64,873	$69,226

The contractual interest expense that would have been accrued if our debt was not subject to compromise is as follows:

Contractual Interest
	Three Months Ended June 30,	Six Months Ended June 30,
	2015
	(In thousands)
3.25% Convertible Notes	$1,678	$3,356
6.00% Convertible Notes	5,745	11,490
5.50% Convertible Notes	2,221	4,441
10% Senior Secured Notes	16,250	32,500
5% Debentures	22	44
	$25,916	$51,831

5.50% Convertible Notes

On January 30, 2013, we issued $150.0 million aggregate principal amount of our 5.50% Convertible Senior Notes due 2018 (the “5.50% Convertible Notes”) in a registered public offering. Certain of our officers, directors and other related parties purchased $20.5 million of this aggregate principal amount. On March 1, 2013, the underwriters of such offering purchased an additional $22.5 million aggregate principal amount of the 5.50% Convertible Notes. After deducting the underwriting discounts and commissions, net proceeds from the issuance of the 5.50% Convertible Notes were $165.6 million. The 5.50% Convertible Notes are our senior unsecured obligations and pay a 5.50% interest semi-annually in arrears on February 1 and August 1 of each year. The 5.50% Convertible Notes are convertible at any time into shares of our common stock, cash, or a combination thereof, at our election. The 5.50% Convertible Notes will mature on February 1, 2018, unless earlier repurchased, redeemed or converted in accordance with their terms prior to that date. The 5.50% Convertible Notes rank equal in right of payment to existing and future liabilities that are not expressly subordinated to the 5.50% Convertible Notes, and rank effectively junior to our existing and future secured indebtedness.

In the fourth quarter of 2014, we exchanged $11.0 million aggregate principal amount of our 5.50% Convertible Notes for a total of 4,358,490 shares of our common stock, plus a payment in cash of accrued but unpaid interest.

In the second quarter of 2015, we exchanged approximately $12.6 million aggregate principal amount of our 5.50% Convertible Notes for a total of 1,744,912 shares of our common stock, plus a payment in cash of accrued but unpaid interest.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

6.00% Convertible Notes

On August 22, 2012, we issued $360.0 million aggregate principal amount of our 6.00% Convertible Senior Notes due 2017 (the “6.00% Convertible Notes”) in a registered public offering. On August 28, 2012, the underwriters of the 6.00% Convertible Notes exercised their option to purchase an additional $54.0 million aggregate principal amount of the 6.00% Convertible Notes. Total net proceeds from the issuance of the 6.00% Convertible Notes were $395.7 million, after deducting the underwriting discounts and commissions. Certain of our directors, officers and other related parties purchased $6.4 million of the aggregate principal amount of the 6.00% Convertible Notes, for which we did not pay any underwriting discounts and commissions. The 6.00% Convertible Notes are our senior unsecured obligations with interest payable semi-annually in arrears on March 1 and September 1 of each year. The 6.00% Convertible Notes will mature on September 1, 2017, unless earlier repurchased, redeemed or converted in accordance with their terms, and will be convertible at any time prior to the second scheduled trading day immediately preceding the maturity date into shares of common stock, cash, or a combination thereof, at our election. The 6.00% Convertible Notes rank equal in right of payment to existing and future liabilities that are not expressly subordinated to the 6.00% Convertible Notes, and rank effectively junior to our existing and future secured indebtedness.
In the fourth quarter of 2014, we exchanged $27.0 million aggregate principal amount of our 6.00% Convertible Notes for a total of 10,698,113 shares of our common stock, plus a payment in cash of accrued but unpaid interest.
In September 2014, we repaid $4.0 million of our 6.00% Convertible Notes principal amount as part of the 2014 Financings.

10% Senior Secured Notes
On May 25, 2012, we issued $650.0 million aggregate principal amount of senior secured notes due 2020 (the "Senior Secured Notes"). Total net proceeds from the issuance of the Senior Secured Notes were $635.4 million after deducting the initial purchasers' discounts. The Senior Secured Notes bear interest at the rate of 10% per year payable on June 1 and December 1 of each year beginning on December 1, 2012. The 10% Senior Secured Notes are our senior secured obligations and are guaranteed by the Pari Passu Guarantors. The Senior Secured Notes are secured by a first-priority security interest on substantially all of our property and assets and those of the Pari Passu Guarantors, subject to some exceptions for certain "Excluded Assets," such as:

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

On June 1, 2015, we elected to take advantage of the 30-day grace period with respect to the $32.5 million semi-annual interest payment due June 1, 2015 on our 10% Senior Secured Notes, as provided for in the indenture governing these notes. This election did not trigger any cross-default provisions in other of our outstanding debt prior to the end of the grace period.

3.25% Convertible Notes
On June 15, 2011, we issued $230.0 million aggregate principal amount (net proceeds of $223.1 million after deducting the initial purchasers’ discounts and commissions) of our 3.25% Convertible Notes due 2016 (the “3.25% Convertible Notes”) in an offering exempt from the registration requirements of the Securities Act. The 3.25% Convertible Notes are our senior unsecured obligations and bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

each year. The 3.25%% Convertible Notes mature on June 15, 2016, unless repurchased or converted in accordance with their terms. We do not have the right to redeem the 3.25% Convertible Notes prior to maturity.
In September 2014, we repaid approximately $23.5 million of our 3.25% Convertible Notes principal amount as part of the 2014 Financings.

On June 15, 2015, we elected to take advantage of the 30-day grace period with respect to the approximately $3.36 million semi-annual interest payment due June 15, 2015 on our 3.25% Convertible Notes, as provided for in the indenture governing these notes. This election did not trigger any cross-default provisions in other of our outstanding debt prior to the end of the grace period.

Capital Leases

We lease certain mining and other equipment under agreements with various durations that have been determined to be capital leases. Those agreements contain purchase options at the end of the lease term and are generally at market interest rates. Our capital lease obligations are secured by the underlying leased equipment, and initially were all assumed with the First Day Motions of the Chapter 11 Cases. At June 30, 2015, total future minimum payments on our capital leases were as follows:

Capital Leases	(In thousands)
Remainder of 2015	$4,138
2016	8,279
2017	7,162
2018	5,772
2019	5,490
Thereafter	12,706
Total	$43,547

Our capital lease obligations may become subject to compromise as negotiations with our largest creditors and lessors progress during the bankruptcy proceedings, and as approved by the Court. Certain of our capital leases may be subject to rejection pursuant to section 365 of the Bankruptcy Code, which would impact the minimum payments set forth above.

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
For the three and six months ended June 30, 2015, our effective tax rates were (1.0)% and (1.5)%, respectively, as compared to 8.3% and 5.3% for the three and six months ended June 30, 2014. The effective tax rates for the periods ended June 30, 2015 and June 30, 2014 were impacted primarily by a valuation allowance required in the U.S. as a result of tax losses generated during the periods. In addition, a $9.6 million discrete income tax benefit was recognized during the second quarter of 2014 in the U.S. to offset the increase in deferred tax liabilities from an out-of-period adjustment related to the revised fair value of our share-lending arrangements described in Note 8 below.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

(8)	Stockholders’ Equity
As of June 30, 2015 and December 31, 2014, we had 279,796,690 and 259,921,868 shares of common stock issued and outstanding, respectively. As of these dates, we had 5,000,000 shares of preferred stock authorized to be issued at a par value of $0.001 per share, and no outstanding shares of preferred stock. As of June 30, 2015, we had 20,519,876 treasury shares, the majority of which related to the return of the 2012 and 2013 Borrowed Shares by Morgan Stanley Capital Services LLC (“MSCS”), an affiliate of Morgan Stanley & Co. LLC, as discussed below.
Warrants
On September 11, 2014, as part of the 2014 Financings, we issued warrants to Oaktree to purchase up to an aggregate of 18,358,019 shares of our common stock (the “Penny Warrants”) with an exercise price of $0.01 per share, and warrants to purchase up to an aggregate of 6,119,340 shares of our common stock with an exercise price of $2.04 per share (the “Strike Warrants”).
In February 2015, Oaktree exercised the Penny Warrants. As a result, based on the formula indicated below relative to the cashless exercise, which is applicable to both the Penny Warrants and the Strike Warrants, we issued a total of 18,071,175 shares of our common stock.
Under certain circumstances, the Strike Warrants may be exercised at any time until September 11, 2019 by Oaktree or any registered holder of the Strike Warrants on either a cash basis (i.e., physical exercise) or on a “cashless basis” by surrendering such warrants for a net number of shares of our common stock. With respect to the exercise of the Strike Warrants on a “cashless basis”, the number of shares of our common stock to be surrendered is equal to the quotient obtained by dividing (x) the product of the number of shares of our common stock underlying such Strike Warrants or any portion thereof being exercised (at the election of the registered holder), multiplied by the difference between the Fair Market Value and the warrant price by (y) the Fair Market Value. Fair Market Value means the average last sale price of a share of our common stock for the ten trading days ending on the third trading day prior to the date on which notice of exercise of such the Strike Warrants is sent to Computershare Inc. and Computershare Trust Company, N.A. The exercise price and the number of shares of our common stock issuable upon exercise of the Strike Warrants are subject to customary anti-dilution adjustments for stock splits, stock dividends and recapitalizations of our common stock. Subject to certain exceptions, including the issuance of shares of our common stock or other equity awards pursuant to our equity compensation plans, if we issue common stock (or common stock equivalents) at a purchase price less than the then-current exercise price of the Strike Warrants, the exercise price of the Strike Warrants will be subject to (i) full-ratchet anti-dilution protection for the first two-year period of the Strike Warrants and (ii) weighted-average anti-dilution protection for the remaining three-year period of the Strike Warrants.
The Strike Warrants were classified as a derivative liability at inception because their exercise price may be adjusted for the issuance of additional shares of our common stock under certain circumstances. See Note 14 for more information on the Strike Warrants. The Chapter 11 Cases may impact the ability of the holders of the Strike Warrants to require Molycorp, Inc. to permit the exercise of the Strike Warrants.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Share-lending arrangements
In August 2012, in order to facilitate the offering of our 6.00% Convertible Notes due September 2017, we entered into a share-lending arrangement with MSCS under which we agreed to loan 13,800,000 shares of our common stock to MSCS (the “2012 Borrowed Shares”). In January 2013, in order to facilitate the offering of our 5.50% Convertible Notes due February 2018, we entered into another share-lending arrangement with MSCS, under which we agreed to loan 6,666,666 shares of our common stock (the “2013 Borrowed Shares”, and collectively with the 2012 Borrowed Shares, the “Borrowed Shares”). We received no proceeds and no collateral for the Borrowed Shares, but a nominal lending fee from MSCS for the use of these loaned shares.
Between June 10, 2015 and June 19, 2015, MSCS returned both the 2012 and 2013 Borrowed Shares in their entirety pursuant to the terms of the related share-lending arrangements. As a result, the shares of commons stock MSCS returned to us were deposited to our treasury account, and the aggregate unamortized issuance cost balance of $11.6 million, which we had recorded in "Other non-current assets" in our condensed consolidated balance sheet, was written-off through a charge to interest expense in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015.
Accumulated other comprehensive income
The following table provides the changes in accumulated other comprehensive income (loss) (“AOCI”) for the six-month periods ended June 30, 2015 and 2014:

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2014	$(2,339)	$(984)	$(3,323)
Change in other comprehensive loss before reclassifications	4,725	—	4,725
Net income (loss) reclassified from AOCI	—	—	—
Balance at June 30, 2015	$2,386	$(984)	$1,402

	Foreign currency translation adjustments	Postretirement benefit liability	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2013	$(6,638)	$187	$(6,451)
Change in other comprehensive loss before reclassifications	(961)	—	(961)
Net income (loss) reclassified from AOCI	—	—	—
Balance at June 30, 2014	$(7,599)	$187	$(7,412)

There were no items reclassified from AOCI during the interim periods presented above.

(9)	Loss per Share
Diluted earnings per share reflect the dilutive impact of potential common stock and unvested restricted shares of common stock in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” and “if-converted method,” as applicable, are used. Under the treasury stock method, assumed proceeds upon the exercise of stock options are considered to be used to purchase common stock at the average market price of the shares during the period. Also under the treasury stock method, fixed awards and non-vested shares, such as restricted stock units, are deemed options for purposes of computing diluted earnings per share. At June 30, 2015 and 2014, all potential common stock under the treasury stock method were antidilutive in nature; consequently, we did not have any adjustments between earnings per share and diluted earnings per share related to stock options and restricted stock units.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Under the if-converted method, convertible debt is antidilutive whenever its interest per common share obtainable on conversion, including any deemed interest from a beneficial conversion feature and nondiscretionary adjustments, net of tax, exceeds basic earnings per share. At June 30, 2015 and 2014, our convertible notes were all antidilutive.

(10)	Commitments and Contingencies

(a)	Future Operating Lease Commitments
We lease certain office space, trailers and equipment pursuant to lease agreements that have been determined to be operating leases. Remaining annual minimum payments under these leases at June 30, 2015 were as follows (which amounts may be subject to change if the leases or contracts are rejected pursuant to Section 365 of the Bankruptcy Code):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$7,596	$2,476	$3,814	$649	$657

(b)	Purchase Commitments
We entered into contractual commitments for the purchase of materials and services from various vendors, primarily in connection with capital projects performed at Mountain Pass. Future payments for all purchase commitments at June 30, 2015 were as follows (which amounts may be subject to change if the contracts are rejected pursuant to Section 365 of the Bankruptcy Code):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Purchase obligations and other commitments	$3,551	$3,551	$—	$—	$—

(c)	Purported Class Action and Derivative Lawsuits
In February 2012, a purported class action lawsuit was filed in the Colorado Federal District Court against us and certain of our current and former executive officers alleging violations of the federal securities laws. A Consolidated Class Action Complaint filed on July 31, 2012 also named most of our Board members and some of our stockholders as defendants, along with other persons and entities. On March 31, 2015, the Colorado Federal District Court granted our motion to dismiss that Complaint without prejudice. Plaintiffs filed an amended complaint on May 29, 2015, and defendants filed a motion to dismiss the amended complaint on June 24, 2015. As a result of the Chapter 11 Cases, plaintiffs filed a motion of voluntary dismissal of us from the purported class action lawsuit, without prejudice. On July 24, 2015, plaintiffs filed an opposition to our motion to dismiss the amended complaint. Our response to the opposition is due by November 13, 2015. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014, and oral arguments on the Motion to Dismiss were heard on January 16, 2015. The Delaware Chancery Court dismissed the second consolidated

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

amended complaint on May 27, 2015, with prejudice. The Chapter 11 Cases were filed prior to the deadline for plaintiffs to appeal the dismissal; therefore, the derivative claims asserted by plaintiffs, purportedly on our behalf, have not been permanently terminated.
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
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also named us and certain of our current and former executive officers. On March 12, 2015, the Federal Court for the Southern District of New York issued an order dismissing the lawsuit with prejudice. On April 1, 2015, the plaintiffs filed a motion for reconsideration of certain portions of the dismissal order. The motion for reconsideration has been fully briefed. As a result of the Chapter 11 Cases, the Federal Court for the Southern District of New York issued an order terminating the motion for reconsideration, subject to reinstatement upon the disposition of the Chapter 11 Cases. We believe that this lawsuit is without merit, and we intend to continue to vigorously defend ourselves against these claims.
The class action and derivative lawsuits described above have not progressed to a point where a reasonably possible range of losses associated with their ultimate outcome can be estimated at this time. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, operating results and cash flows could be materially affected.

(d)	Labor Contract
At June 30, 2015, 294 employees, or approximately 60% of the workforce at Mountain Pass were covered by a collective bargaining agreement with the United Steelworkers of America. Our contract with the United Steelworkers of America was ratified in March 2015. Also at June 30, 2015, 156 employees, or approximately 28% of the workforce at our Molycorp Silmet facility, were unionized employees. The contract with the labor union in Estonia is automatically renewed each year unless either party desires to make an amendment.

(11)	Concentrations
Resources Segment
There were no significant sales by customer or by product at the Resources segment for the three and six months ended June 30, 2015, and for the three and six months ended June 30, 2014.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Chemicals and Oxides Segment
Sales of cerium products within the Chemicals and Oxides segment accounted for 14% and 11% of consolidated revenues in the second quarter of 2015 and 2014, respectively, and 14% and 10% for the six months ended June 30, 2015 and 2014, respectively. There were no significant sales by customer in this segment in the same interim periods.
Magnetic Materials and Alloys Segment
Sales of Neo Powders™ within the Magnetic Materials and Alloys segment, relative to consolidated revenues, were 41% and 44% for the three months ended June 30, 2015 and 2014, respectively, and 44% and 44% for the six months ended June 30, 2015 and 2014, respectively.
Sales of Neo Powders™ to Daido Electronics totaled $16.2 million and $15.0 million for the three months ended June 30, 2015 and 2014, respectively, and $31.3 million and $27.2 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, we had accounts receivable from Daido Electronics of $6.4 million and $6.3 million, respectively.
Rare Metals Segment
There were no significant sales by product or by customer at the Rare Metals segment for the three and six months ended June 30, 2015, and for the three and six months ended June 30, 2014.

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

For the three and six months ended June 30, 2015, we purchased metals and received services from Keli for a total of $11.5 million and $24.3 million, respectively, as compared to $18.7 million and $35.6 million for the three and six months ended June 30, 2014. As of June 30, 2015, we also had a balance payable to Keli of $7.5 million.

Transactions and outstanding balances with all other related parties were nominal in all interim periods disclosed in this Report.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

(13)	Net Change in Operating Assets and Liabilities
Net change in operating assets and liabilities, net of the effects of acquisitions and dispositions, consisted of the following for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Decrease (increase) in operating assets:
Trade accounts receivable	$(4,690)	$14,708
Inventory	(64,063)	(48,213)
Prepaid expenses and other current assets	(11,437)	(5,764)
Increase (decrease) in operating liabilities:
Trade accounts payable	39	(6,070)
Income tax payable	619	684
Interest payable	49,228	15,552
Asset retirement obligation	(319)	(1,196)
Accrued expenses	(7,176)	(1,614)
	$(37,799)	$(31,913)

(14)	Fair Value of Financial Instruments
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

•	Level 3 - Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.
Our assets and liabilities measured at fair value on a recurring basis were as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash equivalents	$1,966	—	—
Liabilities
Derivative liabilities:
Share Purchase Agreement	—	—	$6,631

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash equivalents	$57,309	—	—
Liabilities
Derivative liabilities:
Springing Maturity on Term Loans	—	—	$7,292
Strike Warrants	—	—	1,769
Share Purchase Agreement	—	—	6,165
Our financial assets classified in Level 1 consist of money market funds valued based on quoted prices for identical assets in active markets. The fair value of our derivative liabilities is recorded in "Other long-term liabilities" in the balance sheets as of June 30, 2015 and December 31, 2014.
The Springing Maturity on the Term Loans is a derivative liability bifurcated from the Term Loans issued on September 11, 2014 in conjunction with the 2014 Financings. As a result of the event of default on the Term Loans, the fair value of the springing maturity liability was determined to be zero. We recognized a gain on the fair value adjustment of $8.0 million and $7.3 million for the three and six months ended June 30, 2015, respectively, which we recorded as reorganization items in our condensed consolidated statement of operations and comprehensive loss.
As discussed in Note 8 of this Report, in the third quarter of 2014, we issued certain Strike Warrants to Oaktree. The change in fair value of these warrants resulted in a gain of approximately $0.6 million and $1.8 million for the three and six months ended June 30, 2015, respectively, which we recorded as interest expense in our condensed consolidated statement of operations and comprehensive loss. The fair value of the Strike Warrants, which was nominal after recording these changes as of June 30, 2015, was determined based on an option pricing model using, among others inputs, an estimated volatility haircut to the full observed historical volatility.
The share purchase agreement (“SPA”) relates to a contract between NMT Holding GmbH, our wholly-owned German subsidiary that is part of the Non-Filing Entities, and the shareholders of Buss & Buss, a majority-owned subsidiary of ours. The SPA includes a call and a put option on shares of the remaining shareholder and his legal successors. If the call option is exercised by us, a premium is added to the consideration to purchase the underlying shares in Buss & Buss. If the put option is exercised by the remaining shareholder of Buss & Buss or his legal successors, a discount will reduce the cost basis of the securities sold to us. We account for the put option at fair value with changes in fair value recognized currently in earnings. The change in fair value of the put option was nominal for the three and six months ended June 30, 2015, and for the three and six months ended June 30, 2014. We recorded these nominal changes in fair values as interest expense in the condensed consolidated statements of operations and comprehensive loss. The technique used to fair value the SPA is the income approach based on a discounted cash flow model using significant unobservable inputs. Changes to these inputs based on reasonably possible alternative assumptions would not significantly change amounts we recognized in our balance sheets and condensed consolidated statements of operations and comprehensive loss.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

The following table presents the fair value of publicly traded financial liabilities we report at their carrying amount:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
3.25% Convertible Notes due June 2016	$206,505	$5,163	$193,549	$88,281
6.00% Convertible Notes due September 2017	382,986	9,575	335,969	107,240
5.50% Convertible Notes due February 2018	148,939	4,403	143,581	46,028
10% Senior Notes due June 2020	650,000	175,500	638,899	357,500
Total long-term debt	$1,388,430	$194,641	$1,311,998	$599,049
Prior to the Petition Date, the carrying amount of the financial liabilities listed above was comprised of the principal amount reduced by the unamortized underwriting discount. In addition, for each of our convertible notes the principal amount was further reduced by the unamortized discount representing the value of the respective equity components at issuance. As of June 30, 2015, subsequent to the Petition Date, the carrying amount of the financial liabilities subject to compromise reflect the amount that is probable of becoming an allowed claim. Adjustments to the carrying amount of financial liabilities subject to compromise was recorded as a reorganization item in the condensed consolidated statements of operations and comprehensive loss.
The fair value of the financial liabilities listed above, which are all classified in Level 1, is based on the last available market trade of each reporting period. Our 5% Debentures, Term Loans and Equipment Financings are not actively traded, and the difference between their carrying amount and fair value is impractical to estimate. The carrying amount of certain other financial instruments, such as trade accounts receivables, trade accounts payable, accrued expenses, bank loans and capital lease obligations approximate fair value and, therefore, have been excluded from the table above.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

(15)	Subsidiary Guarantor Financial Information
The 10% Senior Notes are fully, unconditionally and jointly and severally guaranteed by all of our 100% owned existing and future Domestic (as defined in the indenture governing the 10% Senior Notes) material subsidiaries. The 10% Senior Notes guarantee of a guarantor will automatically terminate, and the obligations of such guarantor under the 10% Senior Notes guarantee will be unconditionally released and discharged, upon (all terms as defined in the indenture governing the 10% Senior Notes):

(1)
any sale, exchange, transfer or other disposition of a majority of the capital stock of (including by way of consolidation or merger) such guarantor by us or any restricted subsidiary to any person or persons, as a result of which such guarantor is no longer a direct or indirect subsidiary of ours;

(2)	any sale, exchange, transfer or other disposition of all or substantially all assets of such guarantor that results in such guarantor having no assets;

(3)	the designation by us of such guarantor as an unrestricted subsidiary; or

(4)	defeasance or discharge of the 10% Senior Notes;
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

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	June 30, 2015
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Cash and cash equivalents	$181	$2,688	$73,907	$—	$76,776
Trade accounts receivable, net	—	1,817	47,447	—	49,264
Inventory	—	38,282	133,026	—	171,308
Prepaid expenses and other current assets	2,388	11,688	23,739	—	37,815
Total current assets	2,569	54,475	278,119	—	335,163
Deposits	1,757	29,491	—	—	31,248
Property, plant and equipment, net	—	1,546,996	128,562	—	1,675,558
Inventory	—	24,321	—	—	24,321
Intangible assets, net	—	344	207,273	—	207,617
Investments	—	—	7,852	—	7,852
Goodwill	—	—	102,808	—	102,808
Investments in consolidated subsidiaries	—	85,087	—	(85,087)	—
Intercompany accounts receivable	1,950,859	46,935	155,326	(2,153,120)	—
Other non-current assets	—	625	2,452	—	3,077
Total assets	$1,955,185	$1,788,274	$882,392	$(2,238,207)	$2,387,644
Trade accounts payable	$—	$2,016	$22,825	$—	$24,841
Accrued expenses	1,848	10,746	15,950	—	28,544
Interest payable	—	—	5	—	5
Debt and capital lease obligations	—	3,399	10,842	—	14,241
Other current liabilities	—	3,331	4,953	—	8,284
Total current liabilities	1,848	19,492	54,575	—	75,915
Liabilities subject to compromise	1,585,174	2,489,763	817,249	(3,058,855)	1,833,331
Asset retirement obligation	—	10,977	—	—	10,977
Deferred tax liabilities	—	—	62,477	—	62,477
Debt and capital lease obligations	—	17,466	64	—	17,530
Intercompany accounts payable	17	26,007	37,033	(63,057)	—
Other non-current liabilities	—	1,423	10,341	—	11,764
Total liabilities	$1,587,039	$2,565,128	$981,739	$(3,121,912)	$2,011,994
Stockholders’ equity:
Common stock	260	—	—	—	260
Additional paid-in capital	2,248,794	132,335	534,440	(666,775)	2,248,794
Accumulated other comprehensive loss	1,402	—	1,402	(1,402)	1,402
Accumulated deficit	(1,882,310)	(909,189)	(642,693)	1,551,882	(1,882,310)
Total Molycorp stockholders’ equity	368,146	(776,854)	(106,851)	883,705	368,146
Noncontrolling interests	—	—	7,504	—	7,504
Total stockholders’ equity	368,146	(776,854)	(99,347)	883,705	375,650
Total liabilities and stockholders’ equity	$1,955,185	$1,788,274	$882,392	$(2,238,207)	$2,387,644

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	December 31, 2014
	(In thousands)
Condensed Consolidating Balance Sheets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Cash and cash equivalents	$98,650	$5,329	$107,706	$—	$211,685
Trade accounts receivable, net	—	1,924	42,651	—	44,575
Inventory	—	36,956	132,367	—	169,323
Prepaid expenses and other current assets	—	9,673	19,659	—	29,332
Total current assets	98,650	53,882	302,383	—	454,915
Deposits	1,756	29,322	—	—	31,078
Property, plant and equipment, net	—	1,575,670	132,300	—	1,707,970
Inventory	—	25,127	—	—	25,127
Intangible assets, net	—	377	215,494	—	215,871
Investments	—	785	8,016	—	8,801
Goodwill	—	—	102,808	—	102,808
Investments in consolidated subsidiaries	—	91,672	—	(91,672)	—
Intercompany accounts receivable	2,063,568	—	—	(2,063,568)	—
Other non-current assets	16,421	7,792	5,203	—	29,416
Total assets	$2,180,395	$1,784,627	$766,204	$(2,155,240)	$2,575,986
Trade accounts payable	$—	$14,641	$26,201	$—	$40,842
Accrued expenses	1	15,705	17,960	—	33,666
Interest payable	17,323	551	426	—	18,300
Debt and capital lease obligations	—	3,234	9,326	—	12,560
Other current liabilities	—	263	4,423	—	4,686
Total current liabilities	17,324	34,394	58,336	—	110,054
Asset retirement obligation	—	17,799	—	—	17,799
Deferred tax liabilities	—	—	63,802	—	63,802
Debt and capital lease obligations	1,357,003	146,805	55,973	—	1,559,781
Intercompany accounts payable	—	2,134,041	658,986	(2,793,027)	—
Other non-current liabilities	9,061	1,424	9,762	—	20,247
Total liabilities	$1,383,388	$2,334,463	$846,859	$(2,793,027)	$1,771,683
Stockholders’ equity:
Common stock	260	—	—	—	260
Additional paid-in capital	2,245,478	132,335	534,440	(666,775)	2,245,478
Accumulated other comprehensive loss	(3,323)	—	(3,323)	3,323	(3,323)
Accumulated deficit	(1,445,408)	(682,171)	(619,068)	1,301,239	(1,445,408)
Total Molycorp stockholders’ equity	797,007	(549,836)	(87,951)	637,787	797,007
Noncontrolling interests	—	—	7,296	—	7,296
Total stockholders’ equity	797,007	(549,836)	(80,655)	637,787	804,303
Total liabilities and stockholders’ equity	$2,180,395	$1,784,627	$766,204	$(2,155,240)	$2,575,986

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	Three Months Ended June 30, 2015
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$17,714	$109,827	$(13,699)	$113,842
Costs of sales:
Costs excluding depreciation and amortization	—	(55,976)	(83,397)	13,699	(125,674)
Depreciation and amortization	—	(21,919)	(3,949)	—	(25,868)
Gross (loss) profit	—	(60,181)	22,481	—	(37,700)
Operating expenses:
Selling, general and administrative	(9,328)	(7,376)	(9,549)	—	(26,253)
Depreciation, amortization and accretion	—	3,104	(4,718)	—	(1,614)
Revisions in estimated ARO cash flows	—	4,042	—	—	4,042
Research and development	—	(123)	(3,361)	—	(3,484)
Operating (loss) income	(9,328)	(60,534)	4,853	—	(65,009)

Other income (expense)	5,835	4	(8,856)	—	(3,017)
Gain on conversion of convertible notes	10,895	—	—	—	10,895
Interest expense	(45,772)	(9,566)	469	—	(54,869)
Reorganization items, net	(99,174)	(84,883)	(35,076)	—	(219,133)
Interest income (expense) from intercompany notes	8,605	(665)	(7,940)	—	—
Equity loss from consolidated subsidiaries	(205,630)	(5,311)	—	210,941	—
Loss before income taxes and equity earnings	(334,569)	(160,955)	(46,550)	210,941	(331,133)
Income tax expense	—	(3)	(3,349)	—	(3,352)
Equity in income of affiliates	—	—	59	—	59
Net loss	(334,569)	(160,958)	(49,840)	210,941	(334,426)
Net income attributable to noncontrolling interest	—	—	143	—	143
Net loss attributable to Molycorp stockholders	$(334,569)	$(160,958)	$(49,983)	$210,941	$(334,569)

Net loss	$(334,569)	$(160,958)	$(49,840)	$210,941	$(334,426)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(64)	—	(64)
Comprehensive loss	$(334,569)	$(160,958)	$(49,904)	$210,941	$(334,490)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(334,569)	(160,958)	(50,047)	210,941	(334,633)
Noncontrolling interest	—	—	143	—	143
	$(334,569)	$(160,958)	$(49,904)	$210,941	$(334,490)

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	Six Months Ended June 30, 2015
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$30,222	$212,304	$(22,260)	$220,266
Costs of sales:
Costs excluding depreciation and amortization	—	(98,457)	(155,352)	22,260	(231,549)
Depreciation and amortization	—	(43,046)	(8,102)	—	(51,148)
Gross (loss) profit	—	(111,281)	48,850	—	(62,431)
Operating expenses:
Selling, general and administrative	(13,323)	(15,604)	(18,783)	—	(47,710)
Depreciation, amortization and accretion	—	2,191	(9,377)	—	(7,186)
Revisions in estimated ARO cash flows	—	4,042	—	—	4,042
Research and development	—	(262)	(6,363)	—	(6,625)
Operating (loss) income	(13,323)	(120,914)	14,327	—	(119,910)

Other (expense) income	(26,007)	(104)	25,217	—	(894)
Gain on conversion of convertible notes	10,895	—	—	—	10,895
Interest expense	(82,608)	(13,248)	(5,313)	—	(101,169)
Reorganization items, net	(99,174)	(84,883)	(35,076)	—	(219,133)
Interest income (expense) from intercompany notes	17,372	(1,276)	(16,096)	—	—
Equity loss from consolidated subsidiaries	(244,057)	(6,586)	—	250,643	—
Loss before income taxes and equity earnings	(436,902)	(227,011)	(16,941)	250,643	(430,211)
Income tax expense	—	(7)	(6,313)	—	(6,320)
Equity in loss of affiliates	—	—	(164)	—	(164)
Net loss	(436,902)	(227,018)	(23,418)	250,643	(436,695)
Net income attributable to noncontrolling interest	—	—	207	—	207
Net loss attributable to Molycorp stockholders	$(436,902)	$(227,018)	$(23,625)	$250,643	$(436,902)

Net loss	$(436,902)	$(227,018)	$(23,418)	$250,643	$(436,695)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	4,725	—	4,725
Comprehensive loss	$(436,902)	$(227,018)	$(18,693)	$250,643	$(431,970)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(436,902)	(227,018)	(18,900)	250,643	(432,177)
Noncontrolling interest	—	—	207	—	207
	$(436,902)	$(227,018)	$(18,693)	$250,643	$(431,970)

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	Three Months Ended June 30, 2014
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$12,009	$113,319	$(8,421)	$116,907
Costs of sales:
Costs excluding depreciation and amortization	—	(38,490)	(83,330)	8,421	(113,399)
Depreciation and amortization	—	(16,031)	(4,048)	—	(20,079)
Gross (loss) profit	—	(42,512)	25,941	—	(16,571)
Operating expenses:
Selling, general and administrative	(153)	(10,437)	(9,834)	—	(20,424)
Depreciation, amortization and accretion	—	(1,057)	(6,200)	—	(7,257)
Research and development	—	(100)	(4,383)	—	(4,483)
Operating (loss) income	(153)	(54,106)	5,524	—	(48,735)

Other income (expense)	15,149	196	(15,049)	—	296
Interest expense	(39,658)	(1,190)	(437)	—	(41,285)
Interest income (expense) from intercompany notes	10,434	(510)	(9,924)	—	—
Equity loss from consolidated subsidiaries	(79,301)	(2,009)	—	81,310	—
Loss before income taxes and equity earnings	(93,529)	(57,619)	(19,886)	81,310	(89,724)
Income tax benefit (expense)	9,630	—	(2,203)	—	7,427
Equity in (loss) income of affiliates	—	(1,592)	39	—	(1,553)
Net loss	(83,899)	(59,211)	(22,050)	81,310	(83,850)
Net income attributable to noncontrolling interest	—	—	49	—	49
Net loss attributable to Molycorp stockholders	$(83,899)	$(59,211)	$(22,099)	$81,310	$(83,899)

Net loss	$(83,899)	$(59,211)	$(22,050)	$81,310	$(83,850)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(109)	—	(109)
Comprehensive loss	$(83,899)	$(59,211)	$(22,159)	$81,310	$(83,959)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(83,899)	(59,211)	(22,208)	81,310	(84,008)
Noncontrolling interest	—	—	49	—	49
	$(83,899)	$(59,211)	$(22,159)	$81,310	$(83,959)

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	Six Months Ended June 30, 2014
	(In thousands)
Condensed Consolidating Statements of Operations and Comprehensive Income	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Revenues	$—	$29,239	$227,051	$(20,858)	$235,432
Costs of sales:
Costs excluding depreciation and amortization	—	(91,869)	(167,861)	20,858	(238,872)
Depreciation and amortization	—	(28,158)	(8,068)	—	(36,226)
Gross (loss) profit	—	(90,788)	51,122	—	(39,666)
Operating expenses:
Selling, general and administrative	(393)	(18,595)	(19,391)	—	(38,379)
Depreciation, amortization and accretion	—	(2,102)	(12,357)	—	(14,459)
Research and development	—	(243)	(7,006)	—	(7,249)
Operating (loss) income	(393)	(111,728)	12,368	—	(99,753)

Other (expense) income	(3,122)	212	3,680	—	770
Interest expense	(74,214)	(2,395)	(316)	—	(76,925)
Interest income (expense) from intercompany notes	20,789	(1,014)	(19,775)	—	—
Equity loss from consolidated subsidiaries	(122,651)	(1,686)	—	124,337	—
Loss before income taxes and equity earnings	(179,591)	(116,611)	(4,043)	124,337	(175,908)
Income tax benefit (expense)	9,630	—	(296)	—	9,334
Equity in (loss) income of affiliates	—	(3,299)	24	—	(3,275)
Net loss	(169,961)	(119,910)	(4,315)	124,337	(169,849)
Net income attributable to noncontrolling interest	—	—	112	—	112
Net loss attributable to Molycorp stockholders	$(169,961)	$(119,910)	$(4,427)	$124,337	$(169,961)

Net loss	$(169,961)	$(119,910)	$(4,315)	$124,337	$(169,849)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(961)	—	(961)
Comprehensive loss	$(169,961)	$(119,910)	$(5,276)	$124,337	$(170,810)
Comprehensive (loss) income attributable to:
Molycorp stockholders	(169,961)	(119,910)	(5,388)	124,337	(170,922)
Noncontrolling interest	—	—	112	—	112
	$(169,961)	$(119,910)	$(5,276)	$124,337	$(170,810)

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	Six Months Ended June 30, 2015
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash used in operating activities	$(7,663)	$(104,306)	$(8,990)	$—	$(120,959)
Cash flows from investing activities:
Intercompany advances made	(99,023)	(608)	(216)	99,847	—
Repayments from non-guarantor	2,447	7,600	—	(10,047)	—
Loans to parent	—	(1,700)	(9,095)	10,795	—
Loans to guarantors	—	—	(9,000)	9,000	—
Loans to non-guarantors	(3,001)	—	—	3,001	—
Repayments from parent	—	—	2,240	(2,240)	—
Capital expenditures	—	(10,854)	(3,449)	—	(14,303)
Other investing activities	—	785	162	—	947
Net cash used in investing activities	(99,577)	(4,777)	(19,358)	110,356	(13,356)
Cash flows from financing activities:
Repayments of debt	—	—	1,158	—	1,158
Dividend paid to noncontrolling interests	—	—	(60)	—	(60)
Repayments to parent	—	—	(2,447)	2,447	—
Repayments to guarantors	—	—	(7,600)	7,600	—
Repayments to non-guarantors	(2,240)	—	—	2,240	—
Borrowing from parent	—	—	3,001	(3,001)	—
Borrowing from guarantors	1,700	—	—	(1,700)	—
Borrowing from non-guarantors	9,095	9,000	—	(18,095)	—
Intercompany advances owed	216	99,023	608	(99,847)	—
Other financing activities	—	(1,581)	—	—	(1,581)
Net cash provided by (used in) financing activities	8,771	106,442	(5,340)	(110,356)	(483)
Effect of exchange rate changes on cash	—	—	(111)	—	(111)
Net change in cash and cash equivalents	(98,469)	(2,641)	(33,799)	—	(134,909)
Cash and cash equivalents at beginning of the period	98,650	5,329	107,706	—	211,685
Cash and cash equivalents at end of period	$181	$2,688	$73,907	$—	$76,776

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

	Six Months Ended June 30, 2014
	(In thousands)
Condensed Consolidating Statements of Cash Flows	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Molycorp, Inc. consolidated
Net cash used in operating activities	$(36,253)	$(71,050)	$(10,945)	$—	$(118,248)
Cash flows from investing activities:
Intercompany advances made	(141,366)	—	—	141,366	—
Repayments from non-guarantor	48,000	—	—	(48,000)	—
Capital expenditures	—	(40,928)	(3,759)	—	(44,687)
Recovery from insurance claims	—	12,900	—	—	12,900
Other investing activities	—	—	(308)	—	(308)
Net cash used in investing activities	(93,366)	(28,028)	(4,067)	93,366	(32,095)
Cash flows from financing activities:
Repayments of debt	—	—	(3,079)	—	(3,079)
Payments of preferred dividends	(2,846)	—	—	—	(2,846)
Dividend paid to noncontrolling interests	—	—	(1,135)	—	(1,135)
Repayments to parent	—	—	(48,000)	48,000	—
Intercompany advances owed	—	97,822	43,544	(141,366)	—
Other financing activities	—	861	(697)	—	164
Net cash (used in) provided by financing activities	(2,846)	98,683	(9,367)	(93,366)	(6,896)
Effect of exchange rate changes on cash	—	—	(706)	—	(706)
Net change in cash and cash equivalents	(132,465)	(395)	(25,085)	—	(157,945)
Cash and cash equivalents at beginning of the period	169,145	6,467	138,705	—	314,317
Cash and cash equivalents at end of period	$36,680	$6,072	$113,620	$—	$156,372

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

(16)	Asset Retirement Obligation
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from the mining operations at Mountain Pass. The following table presents the activity of our ARO for the six months ended June 30, 2015, and for the year ended December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Balance at beginning of period	$18,119	$17,583
Obligations settled	(375)	(1,549)
Accretion expense	606	1,153
Revisions in estimated cash flows	(4,042)	—
Loss on settlement	—	932
Balance at end of period	$14,308	$18,119
The balances above include a short-term portion of $3.3 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively, which we recorded under "Other current liabilities" in the condensed consolidated balance sheets included in this Report. These balances represent the present value of our estimated future cash flows required to satisfy reclamation and remediation obligations currently known to us, which we calculated using discount rates ranging from 5% to 20%, depending on the timing of when the liability was initially recognized. The aggregate estimated future undiscounted cash flows required to satisfy our ARO was $89.4 million as of June 30, 2015.
In June 2015, we updated the ARO associated with the mining operation at Mountain Pass in conjunction with the revised financial assurance cost estimate approved by the San Bernardino County and other environmental agencies in California. This ARO update included increased cost estimates for certain closure activities, post-closure maintenance, and corrective action for known or reasonable foreseeable releases of waste management units and cleanup of mining waste contaminated soil at Mountain Pass. Even though the aggregate estimated future undiscounted cash flows have increased as of result of this June 2015 ARO update, the present value of our estimated future cash flows decreased by $4.0 million due to the use of a higher discount rate reflecting our current credit-adjusted risk-free rate.

(17)	Condensed Combined Financial Information of the Debtors
The financial statements below represent the condensed combined financial statements of the Debtors. Effective as of June 25, 2015, the Non-Filing Entities are accounted for as non-consolidated subsidiaries in the financial statements presented below and, as such, the net assets of the Non-Filing Entities are included as “Investment in Non-Filing Entities” in the Debtors’ Balance Sheet, and their net earnings (loss) are included as “Equity in earnings (loss) of Non-Filing Entities, net of tax” in the Debtors’ Statement of Operations and Comprehensive Loss. Intercompany transactions among the Debtors have been eliminated in the financial statements below. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Debtors' Balance Sheet	June 30, 2015
(In thousands)
ASSETS
Cash and cash equivalents	$23,912
Trade accounts receivable, net	9,893
Inventory	60,942
Prepaid expenses and other current assets	22,802
Total current assets	117,549
Deposits	31,248
Property, plant and equipment, net	1,553,230
Inventory, non-current	24,321
Intangible assets, net	30,734
Investments	7,045
Other non-current assets	587
Investment in Non-Filing Entities	409,040
Intercompany accounts receivable	131,611
Total assets	$2,305,365
LIABILITIES AND EQUITY
Trade accounts payable	$2,228
Accrued expenses	15,066
Debt and capital lease obligations, current	3,399
Other current liabilities	3,420
Total current liabilities	24,113
Liabilities subject to compromise	1,858,691
Asset retirement obligation, net of current portion	10,977
Deferred tax liabilities, non-current	16,518
Debt and capital lease obligations, net of current portion	17,466
Other non-current liabilities	4,656
Intercompany accounts payable	4,799
Total liabilities	$1,937,220

Common stock, $0.001 par value	260
Additional paid-in capital	2,248,793
Accumulated other comprehensive income (loss)	1,402
Accumulated deficit	(1,882,310)
Total equity (or deficit)	368,145
Total liabilities and equity (or deficit)	$2,305,365

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Debtors' Statements of Operations and Comprehensive Loss	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In thousands)
Revenues	$59,429	$114,703
Costs of sales:
Costs excluding depreciation and amortization	(92,303)	(175,024)
Depreciation and amortization	(22,033)	(43,274)
Gross loss	(54,907)	(103,595)
Operating expenses:
Selling, general and administrative	(21,259)	(38,316)
Depreciation, amortization and accretion	2,471	925
Revisions in estimated ARO cash flows	4,042	4,042
Research and development	(740)	(1,333)
Operating loss	(70,393)	(138,277)

Other income	21,234	21,755
Gain on conversion of convertible notes	10,895	10,895
Interest expense	(54,967)	(100,748)
Reorganization items, net	(219,133)	(219,133)
Interest income on intercompany loans	198	413
Loss before income taxes and equity earnings (loss)	(312,166)	(425,095)
Income tax expense	(647)	(644)
Equity in income (loss) of affiliates	62	(176)
Net loss and comprehensive loss attributable to Debtors	(312,751)	(425,915)
Equity in loss of Non-Filing Entities, net of tax	(21,818)	(10,987)
Net loss attributable to Molycorp stockholders	$(334,569)	$(436,902)

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Debtors' Statement of Cash Flows	Six months ended June 30, 2015
(In thousands)
Cash flows from operating activities:
Net loss attributable to Debtors	$(425,915)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	42,349
Deferred income tax expense	208
Inventory write-downs	59,430
Stock-based compensation	2,599
Equity in results of affiliates	176
PIK interest	6,136
Gain on conversion of convertible notes	(10,895)
Non-cash reorganization items, net	219,133
Revisions in estimated ARO cash flows	(4,042)
Write-off of debt issuance costs	11,563
Other operating adjustments	(18,617)
Net change in operating assets and liabilities	(2,376)
Net cash used in operating activities	(120,251)
Cash flows from investing activities:
Capital expenditures	(10,861)
Dividends from Non-Filing Entities	21,329
Other investing activities	4,135
Net cash used in investing activities	14,603
Cash flows from financing activities:
Other financing activities	(1,620)
Net cash used in financing activities	(1,620)
Net change in cash and cash equivalents	(107,268)
Cash and cash equivalents at beginning of the period	131,180
Cash and cash equivalents at end of period	$23,912

(18)	Subsequent Events
Final DIP Credit Agreement
In connection with the Chapter 11 Cases, on July 2, 2015, the Court issued the Interim Order authorizing us to enter into an interim debtor-in-possession financing with Oaktree and borrow up to $22.0 million, less 7% of original issue discount (“OID”) payable in connection with that borrowing. The Interim Order also authorized certain of our subsidiaries in Thailand, Singapore and Hong Kong to enter into guarantees with respect to our obligations under such interim debtor-in-possession financing.
On July 20, 2015, subject to the Final Order, we executed the Final DIP Credit Agreement with Oaktree and other lenders to borrow up to $135.4 million (with a blended OID of 4%), of which $22.0 million (including an OID of 7%) was already provided to us pursuant to the Interim Order. The additional $113.4 million (including an OID of 3.03%) was funded into a disbursement account controlled by Wilmington Trust, National Association, as administrative agent and collateral agent (the “Administrative Agent”), on July 24, 2015 upon the entry by the Court of the Final Order authorizing the Final DIP Credit Agreement. These additional funds will be made available to us subject to certain conditions precedent.
The scheduled maturity under the Final DIP Credit Agreement is the earlier of (i) the date that all Loans (as defined in the Final DIP Credit Agreement) shall become due and payable in full under the Final DIP Credit Agreement, whether by acceleration or otherwise, and (ii) January 31, 2016. Borrowings under the Final DIP Credit Agreement are subject to a combination of PIK interest that will accrue at an annual rate of 7.00%, and cash interest that will accrue at an annual rate of 7.00%. Any default interest will accrue at an additional 2.00% per year and will be payable in cash.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Molycorp Luxembourg Holdings S.à r.l., a company organized and existing under the laws of Luxembourg, MCP Exchangeco Inc., a corporation organized and existing under the laws of British Columbia, Canada and MCP Callco ULC, an unlimited liability company organized and existing under the laws of British Columbia, Canada are guarantors (the “Guarantors”) of the obligations we incurred under the Final DIP Credit Agreement and will have the payment priority specified in the Final Order.
The Final DIP Credit Agreement is secured by a lien having the priority set forth in the Final Order on substantially all of Molycorp Inc.'s existing and after acquired assets and those of the Guarantors, and certain limited additional collateral, subject to certain limited exceptions and to the terms and conditions set forth in the Final Order and in the security documentation. In addition, certain of the foreign Non-Filing Entities entered into negative pledges that prohibit such foreign Non-Filing Entities and their respective Subsidiaries (as defined in the Final DIP Credit Agreement) from incurring Indebtedness (as defined in the Final DIP Credit Agreement) or granting Liens (as defined in the Final DIP Credit Agreement), except pursuant to certain limited exceptions set forth in the Final DIP Credit Agreement.
The Final DIP Credit Agreement includes covenants that, subject to certain exceptions, limit Molycorp Inc.'s ability, and that of the Guarantors and their subsidiaries to, among other things, (i) make any disbursement not contemplated by the budget (subject to an agreed permitted variance over budget on certain items), (ii) incur additional debt, including guarantees, (iii) make acquisitions, loans or investments, (iv) pay dividends on capital stock, redeem or repurchase capital stock, or pay any subordinated obligations, (v) create liens on its property, (vi) change the nature of their business or their accounting policies, (vii) dispose of assets, (viii) amend or terminate certain material agreements, (ix) engage in transactions with affiliates, (x) engage in sale and leaseback transactions, or (xi) consolidate or merge with or into other companies or sell all or substantially all their assets.
The Final DIP Credit Agreement also contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the outstanding indebtedness under the Final DIP Credit Agreement, and requires we satisfy, among others, the following milestones:

•
the Debtors shall prepare and submit to the Administrative Agent a LOP, in form and substance acceptable to the Requisite Lenders (as defined in the Final DIP Credit Agreement) in their reasonable discretion, to operate the Mountain Pass Facility (as defined in the DIP Credit Agreement) on a limited basis in a manner acceptable to the Requisite Lenders in their reasonable discretion by no later than August 20, 2015;

•
the Debtors shall begin implementing the LOP as soon as practicable, but no later than September 1, 2015, with such extensions as agreed to by the Requisite Lenders in order to comply with applicable laws;

•	the Debtors shall complete the implementation of the LOP by October 20, 2015.

We have taken initial steps to limit operations at Mountain Pass.
Upon the occurrence of an event of default, the Debtors shall promptly (i) conduct a sale, pursuant to section 363 of the Bankruptcy Code, of assets of the Debtors, to ensure that the proceeds of such sale will (in the Debtors’ good faith belief) be sufficient to allow for the repayment of all Obligations (as defined in the Final DIP Credit Agreement) in full in cash, which may be accomplished by one or a series of transactions to a single or multiple purchasers, and (ii) file and diligently prosecute a motion (in consultation with the Requisite Lenders) seeking approval of procedures and a form of purchase agreement in connection with such sale, pursuant to the terms and subject to the conditions set forth in the Final DIP Credit Agreement.
After considering the terms and conditions set forth in the Final DIP Credit Agreement, due to a reduction in the anticipated performance of the Mountain Pass operations, particularly in anticipation of the implementation of the LOP, a significant portion of our fixed assets may be materially impaired. Only after the finalization and adoption of the LOP will we be in a position to assess the value and any related impairment of the Mountain Pass assets. We expect to file an amendment to this Report upon completion of measuring and recording the impairment of our fixed assets.

MOLYCORP, INC.
(DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Unaudited and Not Reviewed)
June 30, 2015

Explosion at the port of Tianjin, China
On August 12, 2015, there was an explosion at the port in Tianjin, China. Our Magnetic Materials and Alloys segment operates a facility in Tianjin. While that facility was unaffected by the explosion, our ability to import feedstock material and export finished goods may be adversely affected, depending on the nature and extent of the damages suffered by the port.

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
Voluntary Reorganization Under Chapter 11
On June 25, 2015, or the Petition Date, Molycorp, Inc., certain of its direct and indirect wholly owned domestic subsidiaries and certain of its foreign subsidiaries in Canada, Barbados and Luxembourg, or collectively with Molycorp, Inc., the Debtors, commenced cases, or the Chapter 11 Cases, by filing voluntary petitions for relief under chapter 11 of title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Court. The Debtors are continuing in possession of their properties and are managing their businesses, as debtors in possession, in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Our operating subsidiaries in Hong Kong, China, Thailand, Japan, Korea, Germany, United Kingdom, Estonia and Singapore, and our subsidiary in Sri Lanka, are not Debtors under the Chapter 11 Cases. In addition, our majority owned joint venture in Quapaw, Oklahoma, is not a Debtor under the Chapter 11 Cases. The case is styled In re Molycorp, Inc., et al, U.S. Bankruptcy Court, District of Delaware, Case No. 15-11357.
The commencement of the Chapter 11 Cases described above constitutes an event of default that accelerated several of our obligations under various debt instruments. Please refer to Item 3 of Part II in this Report for more information on the default upon senior securities.
Notice of Delisting and Transfer of Listing.
On June 25, 2015, we received a notice from the New York Stock Exchange, or NYSE, advising us that the NYSE, pursuant to Section 802.01D of the NYSE Listed Company Manual, would seek to delist the our common stock from trading on the NYSE in light of the commencement of the Chapter 11 Cases. On the same date, trading of our common stock on the NYSE was suspended and our common stock began trading on over-the-counter markets under the symbol MCPIQ. On July 25, 2015, our common stock was officially delisted from the NYSE.
Risk Factors
Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•
our ability to continue as a going concern, including our ability to successfully confirm a plan of reorganization that would restructure certain of our debt obligations to address our liquidity issues and allow the Debtors to emerge from the Chapter 11 Cases, or to execute one or more strategic transactions either as part of such a plan of reorganization or otherwise;

•	our ability to secure confirmation of a proposed reorganization plan from the Court;

•	our ability to develop and implement the LOP within the time frames set out in the Final DIP Credit Agreement;

•	the final costs of our LOP which may differ from estimated costs, including unanticipated costs related to the implementation of the LOP;

•
our ability to produce rare earths, other products and other planned downstream products at planned production rates and cash production costs, including the impact of any unanticipated process interruptions;

•	market conditions, including prices and demand for our products;

•	our ability to control our working capital needs;

•	risks and uncertainties associated with intangible assets, including any future goodwill impairment charges;

•	our ability to protect our intellectual property, and our ability to defend against any claims of infringement of intellectual property rights of third parties;

•	risks associated with doing business globally, including foreign exchange rate fluctuations and our ability to repatriate cash generated from our global operations;

•	our ability to develop internal and external sources of demand for our products;

•	the development and commercialization of new products;

•	unexpected actions of domestic and foreign governments, including changes to China's export quota system, production quotas system and other regulatory mechanisms for the rare earths industry;

•	unexpected delays adversely affecting delivery of our feedstock and finished goods resulting from damage or destruction of transportation systems on which we rely;

•	various events which could disrupt operations, including natural events and other risks;

•	uncertainties associated with our reserve estimates and non-reserve deposit information, including estimated mine life and annual production;

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
Overview
We are a leading rare earths producer that operates a global supply chain with manufacturing facilities on three continents that can produce a wide variety of custom-engineered, advanced rare earth materials from rare earth elements. Technologies that rely on rare earths include, among others, high-efficiency motors and appliances, advanced vehicles, and direct drive wind turbines. Our operations are organized into the following four reportable segments, each reflecting a unique combination of product lines and technologies: Resources; Chemicals and Oxides; Magnetic Materials and Alloys; and Rare Metals.

Resources

The Resources segment includes our operations at the Mountain Pass facility, home to one of the world's largest and richest deposits of rare earths (including light, mid, and heavy rare earths) that has been producing rare earth products for over 60 years. Our the Mountain Pass facility currently is equipped to extract rare earth minerals and produce LREC, separated rare earth oxides, including Lanthanum, Cerium and NdPr, heavy rare earth concentrates, which include SEG, Terbium, Dysprosium and others, and a line of proprietary rare earth-based water treatment products, including SorbX® and PhosFIX®.

LREE, such as Cerium, Lanthanum, Neodymium and Praseodymium, we produce at Mountain Pass are used in a wide array of clean technologies, such as advanced wind turbines, high-efficiency appliances and industrial motors, water purification technologies, auto emission catalysts, and many others. While HREE, such as SEG, Terbium, Dysprosium, are important to some applications, we believe that technology advances are reducing the need for HREE in certain applications, including products containing NdFeB magnets with little-to-no HREE.

We sell Lanthanum oxide from Mountain Pass to manufacturers of FCC catalysts for the petroleum refining industry. Rare earths like Lanthanum typically comprise between 2-4% of FCC catalyst materials and deliver important benefits to the petroleum refining process, such as increased catalyst activity and stability, increased gasoline yield and reduced production of liquefied petroleum gas. The combination of these processing benefits helps the refinery industry save energy resources and reduce its impact on the environment.

Since 2013, we have been evaluating the phosphorus-removal performance of SorbX® in full-scale trials conducted at several wastewater treatment plants. We are currently working with some of these plants to conduct long-term trials that demonstrate additional benefits of SorbX® beyond phosphorus removal. Some of our trials have led to customer purchase orders for SorbX®, with the result that we have been selling limited, but growing, volumes of SorbX® to municipal and industrial customers. Sales of PhosFIX® for recreational water applications have been limited, but consistent, through the end of the second quarter of 2015.

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
Factors Affecting our Results of Operations and Discussion of our Consolidated Results of Operations
Recent developments affecting the global rare earth industry
On May 1, 2015, the Chinese government removed export duties on more than 100 commodities, including rare earths and rare earth ferro-alloys. The export duties imposed on rare earths produced in China ranged from 15% to 25%. The removal of export duties in China has lowered the selling costs of these commodities in the global metals market, and should increase international demand of rare earths.
Revenues
The quantities we sell are affected by the production capabilities of our rare earth products and rare metals processing facilities, and by a combination of global and regional supply and demand factors, including the production level of certain industries relying on rare earth products, such as the automotive, chemicals and electronics industries, production quotas, duties and regulations, prices of REEs, and the demand and sophistication of downstream applications with rare earths content. Prices for REEs have fallen significantly from the peak levels seen in 2011.
Average Free On Board ("FOB") China $/Kg of most common REEs Oxide 99%

					2015
	2011	2012	2013	2014	Q1	Q2
Lanthanum	$99	$26	$8	$5	$4	$3
Cerium	98	25	8	5	3	3
Praseodymium	204	116	91	118	91	74
Neodymium	251	122	72	65	60	52
Terbium	2,344	2,026	920	654	726	663
Dysprosium	1,508	1,190	555	370	352	304

Source: Metal-Pages, Asian Metal. Prices have been rounded.
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
Our consolidated revenues for the three and six months ended June 30, 2015, were $113.8 million and $220.3 million, respectively. Net revenues in the second quarter of 2015 declined approximately 3% from the same quarter a year ago largely as a result of continued softening of rare earth prices. Net revenues during the six months ended June 30, 2015 were approximately 6% lower when compared to the six months ended June 30, 2014, due to substantially the same factor affecting the quarter-over-quarter change.
Our Magnetic Materials and Alloys segment, which on average represented 45% of consolidated revenues for the second quarter and the first half of 2015, reported approximately 7% lower net revenues for each of the three and six month period ended June 30, 2015, primarily as a result of lower realized prices.
For the three and six months ended June 30, 2015, net revenues at our Chemicals and Oxides segment were 14% and 11% lower than the same periods in 2014. Even though this segment reported higher sales volume for the second quarter and first half of 2015, lower realized prices and changes in the product mix unfavorably affected the top line. Our Chemicals and Oxides segment contributed to an average of 35% of consolidated revenues for the three and six months ended June 30, 2015.
Our Resources segment reported a net revenues decline of 24% from the second quarter of 2014 to the second quarter of 2015, and 21% lower net revenues for the six months ended June 30, 2015. Lower prices for the rare earths mostly produced by our Resources segment, combined with increased shipments of LREC and other rare earth materials to our downstream processing facilities led to lower net revenues. Intercompany shipments from our Resources segment increased approximately 76% and 8% during the three and six months ended June 30, 2015, respectively, from the corresponding interim periods in 2014. Net sales volumes were higher year-over-year for our Resources segment, which represented approximately 2% of consolidated revenues for the three and six months ended June 30, 2015.
Net revenues from our Rare Metals segment were 49% higher during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due to higher sales volume, partly offset by lower realized prices. During the first half of 2015, our Rare Metals segment reported a 10% increase in net revenues over the same period in 2014. Sales from our Rare Metals segment represented, on average, 20% of consolidated revenues for the three and six months ended June 30, 2015.
Costs of sales
Our costs of sales comprise processing costs, including depreciation and amortization of productive assets, and costs of certain raw materials that we purchase from outside vendors, which we allocate to the products we produce at our operating facilities. Because many of our costs are fixed, as our production increases or decreases, our average cost per volume produced decreases or increases, respectively. Primary production costs across our reportable segments include direct labor and benefits, chemical reagents, natural gas, depreciation and amortization, electricity, maintenance, operating supplies and other plant overhead expenses. Our costs of sales may also reflect the write-down of inventory based on current market prices for our products, which could materially affect our consolidated results of operations.
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
Consolidated costs of sales excluding depreciation and amortization increased approximately $12.3 million, or 11% during the three months ended June 30, 2015, as compared to the second quarter of 2014, but decreased $7.3 million, or 3.1% from the first half of 2014 to the first half of 2015. Higher costs of sales excluding depreciation and amortization in the second quarter of 2015 were attributed to larger write-downs of inventory to market prices than the same quarter a year ago.

Consolidated depreciation and amortization in cost of sales were $25.9 million and $51.1 million for the three and six months ended June 30, 2015, respectively, as compared to $20.1 million and $36.2 million for the three and six months ended June 30, 2014. Higher depreciation and amortization expense through June 30, 2015 was mostly attributable to productive assets that we placed into service at Mountain Pass over the last twelve months.
Selling, general and administrative expenses
Our selling, general and administrative expenses consist primarily of personnel and related costs, including stock-based compensation, legal, accounting and other professional fees, occupancy costs and information technology costs. For the three and six months ended June 30, 2015, our consolidated selling, general and administrative expenses increased $5.8 million, or 29%, and $9.3 million, or 24%, respectively, from the comparable periods in 2014. Our engagement of certain independent advisors to assist us in evaluating various financing alternatives to secure a more sustainable capital structure led to higher selling, general and administrative expenses in 2015. These expenses were incurred prior to initiating the reorganization proceedings discussed above. Subsequent to the Petition Date, legal and advisory fees related to the bankruptcy proceedings were recorded as reorganization items.
Interest expenses
In September 2014, we incurred additional indebtedness as part of the 2014 Financings. In addition, in the second quarter of 2015, MSCS, as defined at Note 8 in Item 1 of this Report, returned both the 2012 and 2013 Borrowed Shares in their entirety pursuant to the terms of the related share-lending arrangements. As a result, the aggregate unamortized issuance cost balance of $11.6 million, which we had recorded in "Other non-current assets" in our condensed consolidated balance sheet, was reversed with a charge to interest expense. This charge contributed to the majority of the incremental $13.6 million in interest expenses we reported during the second quarter of 2015, and the incremental $24.2 million reported during the six months ended June 30, 2015. The remainder of the increase in interest expense was associated with the accretion of discounts and amortization of deferred issuance costs related to our debt instruments. After the Petition Date, we ceased amortizing discounts and issuance costs on our debt subject to compromise, and recorded interest expense for the amount that will be paid, or that is probable of becoming an allowed claim, during the bankruptcy proceedings. Please refer to Note 6 in Item 1 of this Report for more information on recorded interest and contractual interest.
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
For the three and six months ended June 30, 2015, our effective tax rates were (1.0)% and (1.5)%, respectively, as compared to 8.3% and 5.3% for the three and six months ended June 30, 2014. The effective tax rates for the periods ended June 30, 2015 and June 30, 2014 were impacted primarily by a valuation allowance required in the U.S. as a result of tax losses generated during the periods. In addition, a $9.6 million discrete income tax benefit was recognized during the second quarter of 2014 in the U.S. to offset the increase in deferred tax liabilities from an out-of-period adjustment related to the revised fair value of our share-lending arrangements.
Reorganization items, net
After the Petition Date, all costs directly associated with the reorganization proceedings, such as legal and other professional advisory fees as well as adjustments we made to the carrying amount of certain pre-petition liabilities reflecting claims expected to be allowed by the Court, were recorded as reorganization items. The following table presents the key components of these costs:

Three and Six Months Ended June 30, 2015
(In thousands)
Legal and other professional fees	$(1,849)
Adjustments to the carrying amount of debt	(97,306)
Write-off of deferred financing costs	(13,769)
Gain on fair value adjustment of Springing Maturity derivative (Note 14)	8,008
Incremental Early Payment Premium on Term Loans	(48,253)
Stipulated Loss Value on Equipment Financing	(65,964)
$(219,133)

Capital Expenditures

We capitalized expenditures of $9.5 million and $13.0 million for the three and six months ended June 30, 2015, respectively, and $17.2 million and $29.4 million for the three and six months ended June 30, 2014, respectively. The majority of these capital expenditures related to capital projects performed at Mountain Pass (Resources segment).
Environmental Expenditures and ARO
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
We have spent, and anticipate that we will continue to incur, financial and managerial resources to comply with environmental requirements. At Mountain Pass, we incurred approximately $5.4 million and $10.0 million for the three and six months ended June 30, 2015, respectively, for ongoing operating environmental expenditures, including salaries, monitoring, compliance, reporting and permits. This compares to $3.6 million and $14.1 million for the three and six months ended June 30, 2014, respectively. Included in the amounts above are costs for the removal and disposal of wastewater generated in excess of the existing evaporation capability of all ponds at Mountain Pass. For the remainder of 2015, we expect to incur approximately $0.6 million for ongoing operating environmental expenditures at Mountain Pass, and approximately $5.0 million at our other operating facilities, in the aggregate.
Costs we incur for mine reclamation activities at Mountain Pass, which we expect to incur through the closure of our mining operations and thereafter, are recorded in the asset retirement obligation caption of our condensed consolidated balance sheets. In June 2015, we updated the ARO associated with the mining operation at Mountain Pass in conjunction with the financial assurance cost estimate update approved by the San Bernardino County and the Office of Mine Reclamation in California. This ARO update included revised cost estimates for closure activities, post-closure maintenance, and corrective action for known or reasonable foreseeable releases of waste management units and cleanup of mining waste contaminated soil at Mountain Pass, as accepted by the California Regional Water Quality Control Board, Lahontan Region. As of result of this June 2015 ARO update, we recorded a gain of $4.0 million stemming from the revision in the estimated discounted ARO cash flows. Please refer to Note 16 in Item 1 of this Report for more information on the ARO update.

Related-Party Transactions - Refer to Note 12 in Item 1 of this Report.

NON-GAAP Measures

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating loss	$(65,009)	$(48,735)	$(119,910)	$(99,753)
Add back:
Depreciation and amortization included in costs of sales	25,868	20,079	51,148	36,226
Depreciation, amortization and accretion	1,614	7,257	7,186	14,459
OIBDA	(37,527)	(21,399)	(61,576)	(49,068)
Add back:
Stock-based compensation	1,211	1,466	2,714	2,288
Inventory write-downs (Mountain Pass)	29,353	16,593	56,993	32,286
Impact of purchase accounting on cost of inventory sold	—	142	—	719
Water removal costs	3,854	1,239	7,206	9,341
Revisions in estimated ARO cash flows	(4,042)	—	(4,042)	—
Capital structure advisory fee	7,768	—	7,768	—
Adjusted OIBDA	$617	$(1,959)	$9,063	$(4,434)

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

Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014

Resources
	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except volume and ASP)
Gross revenues	$15,311	$10,037	$5,274	53%	$26,140	$25,601	$539	2%
Sales volume (mt)	1,721	974	747	77%	2,990	1,962	1,028	52%
ASP per kilogram	$8.90	$10.30	$(1.40)	(14)%	$8.74	$13.05	$(4.31)	(33)%

Depreciation, amortization and accretion (a)	$18,730	$17,009	$1,721		$40,684	$30,101	$10,583
Operating loss	(54,187)	(47,307)	(6,880)		(110,989)	(96,843)	(14,146)
OIBDA	$(35,457)	$(30,298)	$(5,159)		$(70,305)	$(66,742)	$(3,563)
(a) Related to production and other operating expense.
Aggregate production volume at our Resources segment was 2,199 mt and 3,678 mt for the three and six months ended June 30, 2015, respectively, as compared to 1,639 mt and 2,750 mt for the three and six months ended June 30, 2014, respectively. During most of the second quarter of 2015, seven of the nine leach tanks necessary to produce greater volumes of rare earths were back on-line at Mountain Pass, thus contributing to the increase in production compared to the same period a year ago. However, during the second quarter of 2015, we continued to address certain construction and installation issues that have limited the operation of our Chlor-Alkali plant, which allows us to treat the wastewater generated during the separation of rare earths and produce hydrochloric acid, or HCl, and other chemical reagents necessary for the separation of rare earths. Given that the production of rare earths remained below the design run rate of Mountain Pass, abnormal production costs continued to unfavorably impact the operating results in our Resources segment.
For the three months ended June 30, 2015, revenues at our Resources segment were $15.3 million, or 53% higher as compared to the second quarter of 2014. This change was primarily attributed to a 77% increase in sales volume, partially offset by a 14% decline in ASP. Higher sales volumes during the quarter ended June 30, 2015 were associated with increased shipments of LREC and other rare earth materials from Mountain Pass to our downstream facilities for processing into value-added rare earth products. These inter-segment sales accounted for approximately 88% of total revenues reported by the Resources segment in the second quarter of 2015, and increased 76% over the same interim period in 2014.
Higher inter-segment shipments also led to a 52% increase in sales volumes during the first half of 2015. However, because the ASP decline was greater than the sales volume increase during the first quarter of 2015, the gross revenue increase for the six months ended June 30, 2015 was only 2% at our Resources segment.
External sales from our Resources segment continued to decline during the three and six months ended June 30, 2015, and accounted for approximately 2% of our consolidated sales in these interim periods.
Prices for LREE continued to soften during the second quarter of 2015. In particular, prices for Lanthanum and Cerium oxide, which are the rare earths currently produced in larger quantities by our Resources segment, declined on average by 36% and 40%, respectively, over the second quarter of 2014. Prices for the magnetic rare earths, such as NdPr, which we expect to represent a larger portion of our future product mix, have decreased on average by 11% second quarter over second quarter. The decline in rare earth prices led us to record charges in cost of sales stemming from the write-down of inventory to the lower of cost or market.
The following table summarizes the unfavorable impact that abnormal production costs and declining rare earths prices have had on the operating results of our Resources segment during the interim periods presented in this Report:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Abnormal production costs expensed	$16,981	$16,814	$44,767	$39,766
Write-down to the lower of cost or market	29,353	16,461	56,993	30,945
Write-downs of stockpile inventory	—	132	—	1,342
	$46,334	$33,407	$101,760	$72,053

Higher expense for abnormal production costs and inventory write-downs during the three and six months ended June 30, 2015, continued to limit our Resources segment's ability to report favorable or better OIBDA changes.

Future activities at Mountain Pass will be affected by the LOP, which we agreed to implement by October 20, 2015 under the Final DIP Credit Agreement. The objective of the LOP is to strike the balance between care and maintenance and limited operations that supply rare earth material to certain of our downstream operations, while limiting cash usage at Mountain Pass.

Chemicals and Oxides
	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except volume and ASP)
Gross revenues	$45,956	$48,632	$(2,676)	(6)%	$88,754	$95,188	$(6,434)	(7)%
Sales volume (mt)	1,963	1,582	381	24%	3,763	3,508	255	7%
ASP per kilogram	$23.41	$30.74	$(7.33)	(24)%	$23.59	$27.14	$(3.55)	(13)%

Depreciation, amortization and accretion (a)	$2,313	$3,908	$(1,595)		$4,596	$7,781	$(3,185)
Operating income	3,031	928	2,103		6,485	355	6,130
OIBDA	$5,344	$4,836	$508		$11,081	$8,136	$2,945
(a) Related to production and other operating expense.
For the second quarter of 2015, revenues in our Chemicals and Oxides segment were $46.0 million, or 6% lower than revenues generated in the same quarter of 2014. A 24% decrease in ASP, combined with a shift in product mix, offset a sales volume increase of 24%. For the six months ended June 30, 2015, revenues in this segment were $88.8 million, or 7% lower than the corresponding prior-year period. The ASP decline of approximately 13% offset a 7% increase in sales volume during the first half of 2015.
Demand for most rare earths increased during the three and six months ended June 30, 2015, particularly in the Auto Catalyst sector. Supply to certain customers of our Chemicals and Oxides segment was transitioned to our Resources segment mostly during the first quarter of 2015, which led to a limited sales volume increase in the second half of 2015. Unregulated mining, separation and export of rare earths in China continued to put pressure on prices and margins of the products sold by our Chemicals and Oxides segment.
OIBDA in our Chemicals and Oxides segment improved $0.5 million and $2.9 million during the three and six months ended June 30, 2015, respectively, driven by an increase in operating income of approximately $2.1 million and $6.1 million over the same respective periods. Lower production costs, combined with lower selling, general and administrative expenses, contributed to an improvement in operating income in this segment during the second quarter and the first half of 2015. Depreciation and amortization was lower than a year ago due to this segment no longer amortizing certain customer relationship intangible assets, which were written off at the end of 2014.

Magnetic Materials and Alloys
	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except volume and ASP)
Gross revenues	$50,475	$54,360	$(3,885)	(7)%	$102,598	$110,298	$(7,700)	(7)%
Sales volume (mt)	1,375	1,383	(8)	(1)%	2,819	2,757	62	2%
ASP per kilogram	$36.71	$39.31	$(2.60)	(7)%	$36.40	$40.01	$(3.61)	(9)%

Depreciation, amortization and accretion (a)	$4,165	$4,261	$(96)		$8,320	$8,498	$(178)
Operating income	3,948	7,551	(3,603)		12,039	16,991	(4,952)
OIBDA	$8,113	$11,812	$(3,699)		$20,359	$25,489	$(5,130)
(a) Related to production and other operating expense.
For the three months ended June 30, 2015, revenues of $50.5 million at our Magnetic Materials and Alloys segment were 7% lower than revenues generated in the second quarter of 2014, mostly driven by lower ASP. During the six months ended June 30, 2015, revenues in this segment were $102.6 million, or 7% lower than the first half of 2014 due to lower ASP of 9%, offset by a sales volume increase of 2%.
Sales to the hard disk drive, or HDD, market, where our share remained virtually unchanged despite the expiration of a patent (the Magnequench patent) related to the sale of Neo Powders™ in the third quarter of 2014, were in line with our expectations for the first half of 2015. Sales for the automotive markets continued to grow. Shipments of Neo Powders into the automotive Electric Power Steering, or EPS, market, grew by over 50% compared to a year ago. Higher sales volume to the EPS market continued to offset lost sales in the optical disk drive, or ODD, market during the second quarter of 2015. Lost sales in the ODD market stem from both the expiration of the Magnequench patent and the deterioration of the end market, which is rapidly shrinking.
During the three and six months ended June 30, 2015, our Magnetic Materials and Alloys segment reported an OIBDA reduction of $3.7 million and $5.1 million, respectively. Unfavorable changes in the operating income of this segment were mostly driven by lower ASP, and higher expense for abnormal production costs and write-downs of inventory to market.

Rare Metals
	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change
	(In thousands, except volume and ASP)
Gross revenues	$23,800	$15,944	$7,856	49%	$39,929	$36,368	$3,561	10%
Sales volume (mt)	154	79	75	95%	246	180	66	37%
ASP per kilogram	$154.55	$201.81	$(47.26)	(23)%	$162.31	$201.70	$(39.39)	(20)%

Depreciation, amortization and accretion (a)	$2,218	$2,101	$117		$4,625	$4,194	$431
Operating loss	(435)	(1,361)	926		(1,246)	(3,523)	2,277
OIBDA	$1,783	$740	$1,043		$3,379	$671	$2,708
(a) Related to production and other operating expense.

Revenues from our Rare Metals segment during second quarter of 2015 were $23.8 million, or 49% greater than the second quarter of 2014. This improvement was associated with a 95% increase in sales volume, partially offset by a 23% reduction in ASP. For the six months ended June 30, 2015, our Rare Metals segment generated $39.9 million, or 10% higher revenues compared to the first half of 2014. This year-over-year improvement was driven by a sales volume increase of 37% offset by an ASP decline of approximately 20%. Sales of tantalum from our Molycorp Silmet operations contributed to a large portion of the revenue increase the Rare Metals segment reported for the three and six months ended June 30, 2015. Our Molycorp Silmet facility received its first conflict-free certification from the Electronic Industry Citizenship Coalition, or EICC, relative to its Tantalum production, soon after the second quarter of 2014; Tantalum sales slowly resumed during the second half of 2014, and continued to increase through June 30, 2015. The EICC certification is renewed annually, and was last issued in July 2015 for our Molycorp Silmet facility.
Lower abnormal production costs and charges for impairment of inventory, combined with our continued efforts to contain selling, general and administrative expenses, and the devaluation of the euro over the U.S. dollar of approximately 20% year-over-year, contributed to the favorable change in operating income and OIBDA variance for this segment during the three and six months ended June 30, 2015.
On June 9, 2015, there was a fire in a building at our Molycorp Silmet facility in Sillamäe, Estonia involved in the production of Tantalum and Niobium rare metals. This incident did not affect our production of rare earths in Estonia, which we report under our Chemicals and Oxides segment. The extent of damages is still under investigation and the total reconstruction cost is yet to be determined. In the meantime, as of June 30, 2015, we have written off $2.3 million of assets related to the production of these rare metals, including inventory. While we wait to reconstruct our facilities in Sillamäe, we expect to restore approximately one-third of our rare metals production by the fourth quarter of 2015. However, there is no assurance that we will resume this limited or any temporary production of rare metals within our current plan or until we complete the reconstruction of our permanent facilities in Sillamäe. Sales of Tantalum and Niobium represented approximately 33% and 29%, in the aggregate, of our Rare Metals segment revenues for the three and six months ended June 30, 2015, respectively.
Liquidity and Capital Resources
Cash Used in Operating Activities
Net cash used in operating activities was $121.0 million during the six months ended June 30, 2015, as compared to $118.2 million in the corresponding prior-year period. Lower realized prices across all of our operating segments, larger interest payments, and an increase in non-cash working capital of approximately $37.8 million led to a higher use of cash during the first half of 2015.
Cash Used in Investing Activities
For the six months ended June 30, 2015, net cash used in investing activities was $13.4 million, as compared to $32.1 million in the first half of 2014. This decrease was primarily attributable to a significant reduction in capital expenditures at Mountain Pass.
Cash from Financing Activities
Net cash from financing activities during the six months ended June 30, 2015 was $0.5 million. During the first half of 2014, net cash used in financing activities of $6.9 million related primarily to the final dividends we paid on our convertible preferred stock that was converted into our common stock and extinguished in the first quarter of 2014, and the repayment of certain term loans.

Cash and Cash Equivalents by Country at June 30, 2015	(In thousands)
China (including Hong Kong)	$32,647
Estonia	7,478
Canada	8,312
Japan	3,801
United Kingdom	2,713
Other	6,113
Total cash and cash equivalents in foreign countries	61,064

United States	15,712
Total cash and cash equivalents	$76,776
Approximately 12% of the total cash and cash equivalents held by our foreign operating subsidiaries relate to undistributed earnings that are considered indefinitely reinvested in these foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

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
On July 20, 2015, subject to the Final Order, we executed the Final DIP Credit Agreement with Oaktree and other lenders to borrow up to $135.4 million (with a blended OID of 4%), of which $22.0 million (including an OID of 7%) was already provided to us pursuant to the Interim Order. The additional $113.4 million (including an OID of 3.03%) was funded into a disbursement account controlled by Wilmington Trust, National Association, as administrative agent and collateral agent (the “Administrative Agent”), on July 24, 2015 upon the entry by the Court of the Final Order authorizing the Final DIP Credit Agreement. These additional funds will be made available to us subject to certain conditions precedent.
Contractual Obligations
At June 30, 2015, we had the following contractual obligations, without taking into account changes that could arise due to the rejection of contracts and unexpired leases under section 365 of the Bankruptcy Code:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations (1)	$7,596	$2,476	$3,814	$649	$657
Purchase obligations and other commitments (2)	3,551	3,551	—	—	—
Employee obligations (3)	1,710	1,710	—	—	—
Asset retirement obligations (4)	89,469	3,594	1,928	1,191	82,756
Long-term debt	1,775,273	1,769,976	5,297	—	—
Fixed interest on debt (5)	322	321	1	—	—
Capital lease obligations	43,547	8,277	19,920	10,268	5,082
Total	$1,921,468	$1,789,905	$30,960	$12,108	$88,495

(1)	Represents all operating lease payments for office space, land and office equipment.

(2)	Represents contractual commitments for the purchase of materials and services from vendors.

(3)	Represents primarily payments due to employees for awards under our annual incentive plan.

(4)
Under applicable environmental laws and regulations, we are subject to reclamation and remediation obligations resulting from the mining operations at Mountain Pass. The amounts presented above represent our estimated future undiscounted cash flows required to satisfy the obligations currently known to us. The discount rates we used to recognize these obligations in the balance sheets range from 6% to 20%, depending on the timing of when these obligations initially arose or were increased. The difference between the total ARO amount from the table above and the total ARO recognized in our balance sheet at June 30, 2015 of $14.3 million, including the short-term portion, represents the effect of discounting our future reclamation and remediation obligations.

(5)	Represents fixed interest on debt not subject to compromise. The contractual interest on debt subject to compromise can be found in Note 6 of Item 1 of this Report.
Off-Balance Sheet Arrangements
As of June 30, 2015, our only off-balance sheet arrangements are the operating leases and purchase obligations included in the contractual obligations table above.
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

We intend to adopt ASU 2015-03 in our financial statements for the annual period beginning on January 1, 2016. As of June 30, 2015, as a result of the Chapter 11 Cases, we no longer had deferred charges related to debt issuance costs in our condensed consolidated balance sheet.

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

Step 1: Identify the contract with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The new guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. An entity will be required to disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. At issuance, the ASU 2014-09 was effective starting in 2017 for calendar-year public entities, and interim periods within that year. On August 12, 2015, the FASB issued the ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

An entity should apply ASU 2014-09 using one of the following two methods:

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

We intend to adopt ASU 2014-09 in our financial statements for the annual period beginning on January 1, 2018. The extent of the impact of adoption of the standard has not yet been determined.

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

Interest Rate Risk

Our exposure to the interest rate risk on our total variable interest debt, which totaled $10.9 million at June 30, 2015, would not be significantly impacted by variations in interest rates at this time. Our exposure to interest rate risk would increase if, for example, we obtain and utilize additional debt facilities in the future.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report. Based on its evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to our inability to complete our impairment analysis, as described below.
Before our officers can make certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 that the financial statements and other financial information contained in this Report fairly present, in all material respects, our financial condition and results of operations, we must complete our analysis of the impairment of the Mountain Pass assets as discussed in Part I. Financial Information of this Report and allow our external auditors to perform their interim review of the unaudited condensed consolidated financial statements under AU 722.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting in the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
In February 2012, a purported class action lawsuit was filed in the Colorado Federal District Court against us and certain of our current and former executive officers alleging violations of the federal securities laws. A Consolidated Class Action Complaint filed on July 31, 2012 also named most of our Board members and some of our stockholders as defendants, along with other persons and entities. On March 31, 2015, the Colorado Federal District Court granted our motion to dismiss that Complaint without prejudice. Plaintiffs filed an amended complaint on May 29, 2015, and defendants filed a motion to dismiss the amended complaint on June 24, 2015. As a result of the Chapter 11 Cases, plaintiffs filed a motion of voluntary dismissal of us from the purported class action lawsuit, without prejudice. On July 24, 2015, plaintiffs filed an opposition to our motion to dismiss the amended complaint. Our response to the opposition is due by November 13, 2015. We believe that this lawsuit is without merit, and we intend to vigorously defend ourselves against these claims.
Certain of our shareholders filed a consolidated stockholder derivative lawsuit purportedly on our behalf against us (as nominal defendant) and certain of our current and former directors, executive officers and shareholders in the Delaware Court of Chancery. A Consolidated Amended Stockholder Derivative Complaint was filed in August 2012. Pursuant to an order dated May 15, 2013, the Delaware Chancery Court stayed this derivative lawsuit pending the outcome of the Colorado class action lawsuit. On October 9, 2013, certain plaintiffs, purportedly on our behalf, filed a Motion to Lift the Stay and for Leave to File an Amended Complaint. Pursuant to a letter opinion dated May 12, 2014, the Delaware Chancery Court granted plaintiffs’ motion to file a second consolidated amended derivative complaint. In addition, the Delaware Chancery Court lifted the stay of the action. The plaintiffs filed their Second Consolidated Amended Complaint on May 15, 2014, alleging breaches of fiduciary duty and unjust enrichment, but dropping claims for material misstatements and for trading on material, non-public information. The defendants filed a Motion to Dismiss the Second Consolidated Amended Complaint on July 14, 2014, and oral arguments on the Motion to Dismiss were heard on January 16, 2015. The Delaware Chancery Court dismissed the second consolidated amended complaint on May 27, 2015, with prejudice. The Chapter 11 Cases were filed prior to the deadline for plaintiffs to appeal the dismissal; therefore, the derivative claims asserted by plaintiffs, purportedly on our behalf, have not been permanently terminated.
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
In August 2013, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers, alleging violations of the federal securities laws. A Consolidated Amended Class Action Complaint, filed on May 19, 2014, also named us and certain of our current and former executive officers. On March 12, 2015, the Federal Court for the Southern District of New York issued an order dismissing the lawsuit with prejudice. On April 1, 2015, the plaintiffs filed a motion for reconsideration of certain portions of the dismissal order. The motion for reconsideration has been fully briefed. As a result of the Chapter 11 Cases, the Federal Court for the Southern District of New York issued an order terminating the motion for reconsideration, subject to reinstatement upon the disposition of the Chapter 11 Cases. We believe that this lawsuit is without merit, and we intend to continue to vigorously defend ourselves against these claims.

The class action and derivative lawsuits described above have not progressed to a point where a reasonably possible range of losses associated with their ultimate outcome can be estimated at this time. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, operating results and cash flows could be materially affected.
ITEM 1A.    RISK FACTORS.
In addition to the risk factors we disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which can be found, in a summarized form, in Part I, Item 2 of this Report, the following risk factors arose during the second quarter of 2015:

•
our ability to continue as a going concern, including our ability to successfully confirm a plan of reorganization that would restructure certain of our debt obligations to address our liquidity issues and allow the Debtors to emerge from the Chapter 11 Cases, or to execute one or more strategic transactions either as part of such a plan of reorganization or otherwise;

•	our ability to secure confirmation of a proposed reorganization plan from the Court;

•	our ability to develop and implement the LOP within the time frames set out in the Final DIP Credit Agreement;

•	the final costs of our LOP which may differ from estimated costs, including unanticipated costs related to the implementation of the LOP; and

•	unexpected delays adversely affecting delivery of our feedstock and finished goods resulting from damage or destruction of transportation systems on which we rely.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
The commencement of the Chapter 11 Cases, as defined in Part I, Item 2 of this Report, constitutes an event of default that accelerated our obligations under the following debt instruments, or the Debt Documents:

•
Indenture, dated as of June 15, 2011, between us and Wells Fargo Bank, National Association, as trustee, governing $206,505,000 outstanding aggregate principal amount of our 3.25% Convertible Senior Notes due 2016;

•
Indenture, dated as of May 25, 2012, among us, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, governing $650,000,000 outstanding aggregate principal amount of our 10% Senior Secured Notes due 2020;

•
First Supplemental Indenture, dated as of August 22, 2012, between us and Wells Fargo Bank, National Association, as trustee, to the Indenture, dated as of August 22, 2012, between us, as issuer, and Wells Fargo Bank, National Association, as trustee, governing $382,986,000 outstanding aggregate principal amount of our 6.00% Convertible Senior Notes due 2017;

•
Second Supplemental Indenture, dated as of January 30, 2013, between us and Wells Fargo Bank, National Association, as trustee, to the August 2012 Indenture, governing $148,939,000 outstanding aggregate principal amount of our 5.50% Convertible Senior Notes due 2018;

•
Indenture, dated as of June 2, 2011, between Neo Material Technologies Inc. and Computershare Trust Company of Canada, as trustee, and the Indenture, dated as of June 11, 2012, between us and Computershare Trust Company of Canada, as trustee, governing $1,745,000 outstanding aggregate principal amount of our 5.00% Debentures due 2017;

•
Credit Agreement, dated September 11, 2014, related to $50,167,000 (plus accrued interest that is paid in kind (PIK)) outstanding aggregate principal amount of term loans, by and among Molycorp, Inc., the lenders party thereto and OCM MLYCo CTB Ltd., as administrative agent and as first priority collateral agent, as amended;

•
Credit Agreement, dated September 11, 2014, related to a $60,000,000 (plus accrued interest that is paid in kind (PIK)) outstanding aggregate principal amount of term loans, by and among Magnequench, Inc., the lenders party thereto and OCM MLYCo CTB Ltd., as administrative agent and as first priority collateral agent, as amended; and

•
Equipment Lease Agreement, dated as of September 11, 2014, related to an equipment financing arrangement having an outstanding aggregate principal amount at March 31, 2015, of $143,689,000, between Molycorp Minerals, as lessee, and OCM MLYCo CTB Ltd., as lessor.

The Debt Documents provide that as a result of the commencement of the Chapter 11 Cases the principal and accrued interest due thereunder is immediately due and payable. Any efforts to enforce such payment obligations under the Debt Documents are automatically stayed as a result of the commencement of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.
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

MOLYCORP, INC.

August 17, 2015	By:	/s/ Geoffrey R. Bedford
Geoffrey R. Bedford President and Chief Executive Officer (Principal Executive Officer)

August 17, 2015	By:	/s/ Michael F. Doolan
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

10.1
Secured Superpriority Debtor-In-Possession Credit Agreement dated as of July 20, 2015 among Molycorp, Inc., a Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as the Borrower, the Guarantors party thereto, Various Lenders, and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Molycorp, Inc.'s Current Report on Form 8-K (File No. 001-34827) filed with the Securities and Exchange Commission on July 30, 2015).

10.2	Agreement of Resignation, Appointment and Acceptance, dated to be effective as of June 25, 2015 among Molycorp, Inc., Wilmington Savings Fund Society, FSB and Delaware Trust Company.
10.3	Agreement of Resignation, Appointment and Acceptance, dated to be effective as of June 25, 2015 among Molycorp, Inc., Wells Fargo Bank, National Association and Wilmington Savings Fund Society, FSB.
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

(This page has been left blank intentionally)